Form 10-Q
period 2014-09-30
Viper Energy Partners LP
filed 2014-11-06
CIK 1602065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2014
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 29, 2014, 79,700,000 common limited partner units of the registrant were outstanding.

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

Viper Energy Partners LP
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2014	2013¬

	(In thousands, except unit amounts)
Assets
Current assets:
Cash and cash equivalents	$13,504	$762
Royalty income receivable	9,965	9,426
Other current assets	567	—
Total current assets	24,036	10,188
Oil and natural gas interests, based on the full cost method of accounting ($157,249 and $160,302 excluded from depletion at September 30, 2014 and December 31, 2013, respectively)	510,997	448,034
Accumulated depletion	(24,801)	(5,199)
	486,196	442,835
Other assets	35,076	—
Total assets	$545,308	$453,023
Liabilities and Unitholders’ Equity/Members’ Equity
Current liabilities:
Accounts payable—related party	$—	$9,779
Other accrued liabilities	1,789	256
Total current liabilities	1,789	10,035
Note payable—related party	—	440,000
Total liabilities	1,789	450,035
Commitments and contingencies (Note 11)
Members’ equity	—	2,988
Unitholders’ equity:
General partner	—	—
Common units (79,700,000 units issued and outstanding as of September 30, 2014)	543,519	—
Total unitholders’ equity/members’ equity	543,519	2,988
Total liabilities and unitholders’ equity/members’ equity	$545,308	$453,023

See accompanying notes to consolidated financial statements.
¬ See Note 1 for information regarding the basis of financial statement presentation.

Viper Energy Partners LP
Consolidated Statements of Operations
(Unaudited)

			Period From Inception
	Three Months Ended	Nine Months Ended	(September 18, 2013) Through
	September 30,	September 30,	December 31,
	2014	2014¬	2013¬

	(In thousands, except per unit amounts)
Royalty income	$22,767	$55,869	$14,987
Costs and expenses:
Production and ad valorem taxes	1,478	3,791	972
Depletion	7,971	19,602	5,199
General and administrative expenses	1,250	1,535	—
General and administrative expenses—related party	893	1,049	87
Total costs and expenses	11,592	25,977	6,258
Income from operations	11,175	29,892	8,729
Other income (expense)
Interest expense	(317)	(317)	—
Interest expense—related party, net of capitalized interest	—	(10,755)	(5,741)
Other income	11	11	—
Total other income (expense), net	(306)	(11,061)	(5,741)
Net income	$10,869	$18,831	$2,988

Allocation of net income:
Net income attributable to the period through June 22, 2014		$7,021
Net income attributable to the period June 23, 2014 through September 30, 2014		11,810
		$18,831

Net income attributable to common limited partners per unit:

Basic	$0.14	$0.15
Diluted	$0.14	$0.15

Weighted average number of limited partner units outstanding
Basic	76,618	76,589
Diluted	77,235	76,659

See accompanying notes to consolidated financial statements.
¬ See Note 1 for information regarding the basis of financial statement presentation.

Viper Energy Partners LP
Statement of Consolidated Unitholders’ Equity and Members’ Equity
(Unaudited)

	Limited Partners
		Predecessor
		Members’
	Common	Equity	Total

	(In thousands)
Balance at December 31, 2013¬	$—	$2,988	$2,988
Net income attributable to the period through June 22, 2014	—	7,021	7,021
Contribution of Note Payable to Equity	—	437,115	437,115
Exchange of Predecessor interests for units (Note 1)	447,124	(447,124)	—
Net proceeds from the issuance of common units	232,334	—	232,334
Distribution to Diamondback (Note 1)	(148,760)	—	(148,760)
Unit-based compensation	1,011	—	1,011
Net income attributable to the period June 23, 2014 through September 30, 2014	11,810	—	11,810
Balance at September 30, 2014	$543,519	$—	$543,519

See accompanying notes to consolidated financial statements.
¬ See Note 1 for information regarding the basis of financial statement presentation.

Viper Energy Partners LP
Consolidated Statements of Cash Flows
(Unaudited)

		Period From Inception
	Nine Months Ended	(September 18, 2013) Through
	September 30,	December 31,
	2014¬	2013¬

	(In thousands)
Cash flows from operating activities:
Net income	$18,831	$2,988
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion	19,602	5,199
Amortization of debt issuance costs	47	—
Unit-based compensation expense	1,011	—
Changes in operating assets and liabilities:
Royalty income receivable	(539)	(9,426)
Other current assets	(567)	—
Accounts payable—related party	(9,779)	5,828
Accounts payable and other accrued liabilities	1,027	256
Net cash provided by operating activities	29,633	4,845
Cash flows from investing activities:
Additions to oil and natural gas interests	(5,275)	(4,083)
Acquisition of mineral interests	(57,688)	—
Cost method investment	(33,851)	—
Net cash used in investing activities	(96,814)	(4,083)
Cash flows from financing activities
Proceeds from borrowings on credit facility	78,000	—
Repayment on credit facility	(78,000)	—
Principal payment on subordinated note	(2,885)	—
Debt issuance costs	(1,272)	—
Proceeds from public offerings	234,546	—
Public offering costs	(1,706)	—
Distribution to Diamondback (Note 1)	(148,760)	—
Net cash provided by financing activities	79,923	—
Net increase in cash	12,742	762
Cash at beginning of period	762	—
Cash and cash equivalents at end of period	$13,504	$762

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest	$16,766	$—

Supplemental disclosure of non—cash transactions:
Mineral interest acquired in exchange for note payable	$—	$440,000
Note payable converted to equity	$437,115	$—
Capitalized interest	$5,275	$3,951

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

In connection with the IPO, Diamondback contributed all of the membership interests in the Predecessor to the Partnership in exchange for 70,450,000 common units, and Viper Energy Partners GP LLC (the “General Partner”), a Delaware limited liability company, maintained its non-economic general partner interest. In addition, in connection with the closing of the IPO, the Partnership agreed to distribute to Diamondback all cash and cash equivalents and the royalty income receivable on hand in the aggregate amount of approximately $11.6 million and the net proceeds from the IPO. As of September 30, 2014, the Partnership had distributed $148.8 million to Diamondback. The contribution of the Predecessor to the Partnership was accounted for as a combination of entities under common control with assets and liabilities transferred at their carrying amounts in a manner similar to a pooling of interests.

On September 19, 2014, the Partnership completed an underwritten public offering of 3,500,000 common units. The common units were sold to the public at $28.50 per unit and the Partnership received net proceeds of approximately $95.1 million from the sale of these common units, net of offering expenses and underwriting discounts and commissions.

As of September 30, 2014, the General Partner held a 100% non-economic general partner interest in the Partnership and Diamondback had an approximate 88% limited partner interest in the Partnership. Diamondback owns and controls the General Partner.
Basis of Presentation
The consolidated results of operations following the completion of the IPO are presented together with the results of operations pertaining to our Predecessor. The assets of the Predecessor consisted of mineral interests in oil and natural gas properties in the Permian Basin, which were acquired on September 19, 2013. See Note 3—Acquisitions. The contribution of the Predecessor to the Partnership on June 17, 2014 was accounted for as a combination of entities under common control with assets and liabilities transferred at their carrying amounts in a manner similar to a pooling of interests. The Partnership did not own any assets prior to June 17, 2014, the date of the contribution agreement by and among Diamondback, the Predecessor, the General Partner and the Partnership. Prior to the IPO, the Predecessor was a wholly owned subsidiary of Diamondback. For periods prior to June 17, 2014, the accompanying consolidated financial statements and related notes thereto represent the financial position, results of operations, cash flows and changes in members’ equity of the Predecessor and, for periods on and after June 17, 2014, the accompanying consolidated financial statements and related notes thereto represent the financial position, results of operations, cash flows and changes in partners’ equity of the Partnership and its wholly owned subsidiary.

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
Cash and Cash Equivalents
Cash and cash equivalents include all highly liquid investments purchased with a maturity of three months or less and money market funds. The Partnership maintains cash and cash equivalents in bank deposit accounts which, at times, may exceed the federally insured limits. The Partnership has not experienced any significant losses from such investments.
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
Royalty income receivable are stated at amounts due from operators, net of an allowance for doubtful accounts when we believe collection is doubtful. Royalty income receivable outstanding longer than the contractual payment terms are considered past due. We determine any allowance by considering a number of factors, including the length of time royalty income receivable are past due, our previous loss history, the debtor’s current ability to pay its obligation to us, the condition of the general economy and the industry as a whole. We write off specific royalty income receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. We determined that an allowance was unnecessary at both September 30, 2014 and December 31, 2013.

Fair Value of Financial Instruments
Our financial instruments consist of cash and cash equivalents, receivables, payables and, at December 31, 2013, a note payable. The carrying amount of cash and cash equivalents, receivables and payables approximates fair value because of the short-term nature of the instruments. The note payable was carried at cost, which approximated fair value based on borrowing rates available to us for bank loans with similar terms and maturities.

Oil and Natural Gas Properties
Oil and natural gas producing activities are accounted for in accordance with the full cost method of accounting. Accordingly, all costs incurred in the acquisition, exploration and development of proved oil and natural gas properties, including the costs of abandoned properties, dry holes, geophysical costs and annual lease rentals are capitalized. Sales or other dispositions of oil and natural gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded unless the ratio of cost to proved reserves would significantly change. At September 30, 2014 and December 31, 2013, the Partnership’s oil and natural gas properties consist solely of mineral interests in oil and natural gas properties.

Depletion of evaluated oil and natural gas properties is computed on the units of production method, whereby capitalized costs are amortized over total proved reserves. The average depletion rate per barrel equivalent unit of production was $25.57, $27.14 and $27.53 for the three months and nine months ended September 30, 2014 and for the period from inception (September 18, 2013) to December 31, 2013, respectively. Depletion for oil and gas properties was $7,971,000, $19,602,000 and $5,199,000 for the three months and nine months ended September 30, 2014 and for the period from inception (September 18, 2013) to December 31, 2013, respectively.

Viper Energy Partners LP
Notes to Financial Statements - (Continued)
(Unaudited)

Under the full cost method of accounting, the net book value of oil and natural gas properties, may not exceed a calculated “ceiling”. The ceiling limitation is the estimated future net cash flows from proved oil and natural gas reserves, discounted at 10%. Estimated future net cash flows are calculated using an unweighted arithmetic average of commodity prices in effect on the first day of each of the previous 12 months, held flat for the life of the production. Any excess of the net book value of proved oil and natural gas properties over the ceiling is charged to expense. No impairment on proved oil and natural gas properties was recorded for the three months and nine months ended September 30, 2014 and for the period from inception (September 18, 2013) to December 31, 2013.
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
Capitalized Interest
We capitalize interest on expenditures made in connection with acquisitions of unproved properties that are not subject to current amortization. Interest is capitalized only for the period that activities are in progress to bring these properties to their intended use. Capitalized interest cannot exceed gross interest expense. During the three months ended September 30, 2014, we did not capitalize any interest expense. During the nine months ended September 30, 2014 and for the period from inception (September 18, 2013) to December 31, 2013, we capitalized approximately $5,275,000 and $3,951,000, respectively, of interest expense.
Debt Issuance Costs
Other assets include capitalized costs of $1,225,000, net of accumulated amortization of $47,000 as of September 30, 2014. We did not have any debt issuance costs as of December 31, 2013. The costs are associated with our secured revolving credit facility and are being amortized over the term of the facility.
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
Concentrations
We are subject to risk resulting from the concentration of our royalty interest revenues in producing oil and natural gas properties and receivables with several significant purchasers. For the nine months ended September 30, 2014, two purchasers accounted for more than 10% of royalty interest revenue: Shell Trading (71%); and Permian Transport & Trading (12%). For the period from inception (September 18, 2013) to December 31, 2013, two purchasers accounted for more than 10% of royalty interest revenue: Shell Trading (59%); and Permian Transport & Trading (19%). We do not require collateral and do not believe the loss of any single purchaser would materially impact our operating results, as crude oil and natural gas are fungible products with well-established markets and numerous purchasers.
Investments
We have an equity interest in a limited partnership that is so minor that we have no influence over partnership operating and financial polices. This interest was acquired during the three months ended September 30, 2014 and is accounted for under the cost method. Under the cost method, investments are carried at cost and are adjusted only for other than temporary declines in fair value, certain distributions and additional investments. As of September 30, 2014, the book value of this investment was $33.9 million, which is included in other assets in the accompanying balance sheets.

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
We are subject to the Texas margin tax. Any amounts related to operations for 2013 or for the period in 2014 prior to the closing of the IPO on June 23, 2014 will be included in Diamondback’s unitary filing for this tax. Diamondback does not expect any Texas margin tax to be due for the nine months ended September 30, 2014 or the period from inception (September 18, 2013) through December 31, 2013, so no amount has been provided in the accompanying financial statements of our Predecessor.

New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers”. ASU 2014-09 supersedes most of the existing revenue recognition requirements in accounting principles generally accepted in the United States (“GAAP”) and requires (i) an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services and (ii) requires expanded disclosures regarding the nature, amount, timing, and certainty of revenue and cash flows from contracts with customers. The standard will be effective for annual and interim reporting periods beginning after December 15, 2016, with early application not permitted. The standard allows for either full retrospective adoption, meaning the standard is applied to all periods presented in the financial statements, or modified retrospective adoption, meaning the standard is applied only to the most current period presented. We are currently evaluating the impact, if any, that the adoption of ASU 2014-09 will have on our financial position, results of operations, and liquidity.

3.    ACQUISITIONS
2014 Activity

During the nine months ended September 30, 2014, the Partnership acquired (i) mineral interests underlying an aggregate of approximately 10,565 gross (3,461) net acres in the Midland and Delaware basins for approximately $57.7 million and (ii) a minor equity interest in an entity that owns mineral, overriding royalty, net profits, leasehold and other similar interests for approximately $33.9 million. The equity interest is so minor that we have no influence over partnership operating and financial polices and is accounted for under the cost method.

2013 Activity

On September 19, 2013, Diamondback completed the acquisition of mineral interests underlying approximately 14,804 gross (12,687 net) acres in Midland County, Texas in the Permian Basin for $440.0 million. As part of the closing of the acquisition, the mineral interests were conveyed from the previous owners to the Predecessor. The mineral interests entitle us to receive a 21.4% royalty interest on an acreage weighted basis from this acreage. The acquisition was accounted for as an acquisition of assets.

Viper Energy Partners LP
Notes to Financial Statements - (Continued)
(Unaudited)

4.    OIL AND NATURAL GAS INTERESTS
Oil and natural gas interests include the following:

	September 30,	December 31,
	2014	2013

	(in thousands)
Oil and natural gas interests:
Subject to depletion	$353,748	$287,732
Not subject to depletion—acquisition costs
Incurred in 2014	52,085	—
Incurred in 2013	105,164	160,302
Total not subject to depletion	157,249	160,302

Gross oil and natural gas interests	510,997	448,034
Less accumulated depletion	(24,801)	(5,199)
Oil and natural gas interests, net	$486,196	$442,835

Costs associated with unevaluated properties are excluded from the full cost pool until a determination as to the existence of proved reserves is able to be made. The inclusion of our unevaluated costs into the amortization base is expected to be completed within three to five years.
5.    DEBT
Credit Facility-Wells Fargo Bank
On July 8, 2014, the Partnership entered into a secured revolving credit agreement with Wells Fargo Bank, National Association, or Wells Fargo, as the administrative agent, sole book runner and lead arranger. The credit agreement, which was amended August 15, 2014 to add additional lenders to the lending group, provides for a revolving credit facility in the maximum amount of $500.0 million, subject to scheduled semi-annual and other elective collateral borrowing base redeterminations based on the Partnership’s oil and natural gas reserves and other factors (the “borrowing base”). The borrowing base is scheduled to be re-determined semi-annually with effective dates of April 1st and October 1st. In addition, the Partnership may request up to three additional redeterminations of the borrowing base during any 12-month period. As of September 30, 2014, the borrowing base was set at $110.0 million. The Partnership had no outstanding borrowings as of September 30, 2014.
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

Viper Energy Partners LP
Notes to Financial Statements - (Continued)
(Unaudited)

Financial Covenant	Required Ratio
Ratio of total debt to EBITDAX	Not greater than 4.0 to 1.0
Ratio of current assets to liabilities, as defined in the credit agreement	Not less than 1.0 to 1.0
EBITDAX will be annualized beginning with the quarter ended September 30, 2014 and ending with the quarter ending March 31, 2015

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

Viper Energy Partners LP
Notes to Financial Statements - (Continued)
(Unaudited)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following table provides the fair value of financial instruments that are not recorded at fair value in the consolidated financial statements.

September 30, 2014
Carrying
	Amount	Fair Value

(in thousands)
Debt:
Revolving credit facility	$—	$—

We had no outstanding borrowings as of September 30, 2014. The fair value of the revolving credit facility approximates its carrying value based on borrowing rates available to us for bank loans with similar terms and maturities and is classified as Level 2 in the fair value hierarchy.
7.    RELATED PARTY TRANSACTIONS
Partnership agreement
In connection with the closing of the IPO, the General Partner and Diamondback entered into the first amended and restated agreement of limited partnership (the “Partnership Agreement”), dated June 23, 2014.
The Partnership Agreement requires us to reimburse the General Partner for all direct and indirect expenses incurred or paid on our behalf and all other expenses allocable to us or otherwise incurred by our General Partner in connection with operating our business. The Partnership Agreement does not set a limit on the amount of expenses for which our General Partner and its affiliates may be reimbursed. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our General Partner by its affiliates. Our General Partner is entitled to determine the expenses that are allocable to us. For the three months and nine months ended September 30, 2014, we reimbursed our General Partner $750,000 and $750,000, respectively. At September 30, 2014, we owed our General Partner no amounts.
Advisory Services Agreement
In connection with the closing of the IPO, the Partnership and General Partner entered into an advisory services agreement (the “Advisory Services Agreement”) with Wexford, dated as of June 23, 2014, under which Wexford provides us and our General Partner with general financial and strategic advisory services related to our business in return for an annual fee of $500,000, plus reasonable out-of-pocket expenses. The Advisory Services Agreement has a term of two years commencing on June 23, 2014, and will continue for additional one-year periods unless terminated in writing by either party at least ten days prior to the expiration of the then current term. It may be terminated at any time by either party upon 30 days prior written notice. In the event we terminate such agreement, we are obligated to pay all amounts due through the remaining term. In addition, we have agreed to pay Wexford to-be-negotiated market-based fees approved by the conflict committee of the board of directors of our General Partner for such services as may be provided by Wexford at our request in connection with future acquisitions and divestitures, financings or other transactions in which we may be involved. The services provided by Wexford under the Advisory Services Agreement do not extend to our day-to-day business or operations. We have agreed to indemnify Wexford and its affiliates from any and all losses arising out of or in connection with the Advisory Services Agreement except for losses resulting from Wexford’s or its affiliates’ gross negligence or willful misconduct. For the three months and nine months ended September 30, 2014, we incurred costs of $143,000 and $143,000, respectively, under the Advisory Services Agreement. At September 30, 2014, we owed Wexford no amounts.

Viper Energy Partners LP
Notes to Financial Statements - (Continued)
(Unaudited)

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
Shared service agreements
Effective September 19, 2013, the Predecessor entered into a shared services agreement with Diamondback E&P LLC, a wholly owned subsidiary of Diamondback Energy, Inc. This agreement was terminated in connection with the IPO. Under this agreement, Diamondback E&P LLC provided consulting and administrative services to the Predecessor. The Predecessor incurred a monthly charge for the services of $26,000. For the nine months ended September 30, 2014 and for the period from inception (September 18, 2013) to December 31, 2013, we incurred costs under this agreement of $156,000 and $87,000, respectively. At December 31, 2013, the Partnership owed Diamondback E&P LLC $87,000, which is included in accounts payable—related party in the accompanying balance sheets.
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
For the three months and nine months ended September 30, 2014, we incurred $883,000 and $1,011,000, respectively of unit–based compensation.
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

Viper Energy Partners LP
Notes to Financial Statements - (Continued)
(Unaudited)

The following table presents the unit option activity under the LTIP for the nine months ended September 30, 2014:

		Weighted Average
	Unit	Exercise	Remaining	Intrinsic
	Options	Price	Term	Value
			(in years)	(in thousands)
Outstanding at December 31, 2013	—	$—
Granted	2,500,000	$26.00
Outstanding at September 30, 2014	2,500,000	$26.00	2.72	$—

Vested and Expected to vest at September 30, 2014	2,500,000	$26.00	2.72	$—
Exercisable at September 30, 2014	—	$—	—	$—
As of September 30, 2014, the unrecognized compensation cost related to unvested unit options was $9,589,000. Such cost is expected to be recognized over a weighted-average period of 2.7 years.

9.    PARTNERS’ CAPITAL AND PARTNERSHIP DISTRIBUTIONS
The Partnership has general partner and common unit partnership interests. The general partner interest is a non-economic interest and is not entitled to any cash distributions.

At September 30, 2014, the Partnership had a total of 79,700,000 common units issued and outstanding, of which 70,450,000 common units were owned by Diamondback, representing approximately 88% of the total Partnership units outstanding.

The following table summarizes changes in the number of our common units:

Common

Diamondback Energy, Inc. ownership of common units	70,450,000
Common units issued in June 23, 2014 IPO	5,750,000
Common units issued in September 19, 2014 public offering	3,500,000
Balance September 30, 2014	79,700,000

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

10.    EARNINGS PER UNIT
The net income per common unit on the consolidated statements of operations is based on the net income of the Partnership after the closing of its IPO on June 23, 2014 through September 30, 2014, since this is the amount of net income that is attributable to the Partnership’s common units.

The Partnership’s net income is allocated wholly to the common units as the General Partner does not have an economic interest.

Viper Energy Partners LP
Notes to Financial Statements - (Continued)
(Unaudited)

Basic and diluted net income per common unit is calculated by dividing net income by the weighted-average number of common units outstanding during the period.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2014	2014¬

	(In thousands, except per unit amounts)
Net income	$10,869	$11,810
Net income per common unit, basic	$0.14	$0.15
Net income per common unit, diluted	$0.14	$0.15
Weighted-average common units outstanding, basic	76,618	76,588
Weighted-average common units outstanding, diluted	77,235	76,659

¬	Net income attributable to the period June 23, 2014 through September 30, 2014

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

12.    SUBSEQUENT EVENTS
On November 4, 2014, the Board of Directors of our General Partner approved a cash distribution attributable to the period from June 23, 2014 through September 30, 2014 of $0.25 per unit, payable on November 28, 2014, to unitholders of record at the close of business on November 21, 2014.

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

Overview

We are a publicly traded Delaware limited partnership, formed by Diamondback on February 27, 2014 to, among other things, own, acquire and exploit oil and natural gas properties in North America. The Partnership is currently focused on oil and natural gas properties in the Permian Basin. As of September 30, 2014, the General Partner held a 100% non-economic general partner interest in the Partnership, and Diamondback had an approximate 88% limited partner interest in the Partnership. Diamondback also owns and controls the General Partner.

Recent Developments

Public Offerings
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

In connection with the IPO, Diamondback contributed all of the membership interests in the Predecessor to the Partnership in exchange for 70,450,000 common units. Furthermore, in exchange for the contribution of the Predecessor, the Partnership agreed to distribute the net proceeds from the IPO and all cash and the royalty income receivable on hand at the time of the IPO to Diamondback. The Partnership distributed $148.8 million to Diamondback as of September 30, 2014, representing the net proceeds of the IPO and the royalty income receivable on hand at the time of the IPO. The contribution of the Predecessor to us was accounted for as a combination of entities under common control with assets and liabilities transferred at their carrying amounts in a manner similar to a pooling of interests.

On September 19, 2014, the Partnership completed an underwritten public offering of 3,500,000 common units. The common units were sold to the public at $28.50 per unit and the Partnership received net proceeds of approximately $95.1 million from the sale of these common units, net of offering expenses and underwriting discounts and commissions.

Sources of Our Revenue
Our revenues are derived from royalty payments we receive from our operators based on the sale of oil and natural gas production, as well as the sale of natural gas liquids that are extracted from natural gas during processing. For each of the three months and the nine months ended September 30, 2014, our revenues were derived 91% from oil sales, 6% from natural gas liquid sales and 3% from natural gas sales. For the period from inception (September 18, 2013) through December 31, 2013, our revenues were derived 93% from oil sales, 5% from natural gas liquid sales and 2% from natural gas sales. As a result, our revenues are more sensitive to fluctuations in oil prices than they are to fluctuations in natural gas liquids or natural gas prices. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices. Oil, natural gas liquids and natural gas prices have historically been volatile. During 2013, West Texas Intermediate posted prices ranged from $86.65 to $110.62 per Bbl and the Henry Hub spot market price of natural gas ranged from $3.08 to $4.52 per MMBtu. On December 31, 2013, the West Texas Intermediate posted price for crude oil was $98.17 per Bbl and the Henry Hub spot market price of natural gas was $4.31 per MMBtu. Over the past several months, oil prices have declined from over $105.00 per Bbl in June 2014 to below $80.00 per Bbl in October 2014 due in large part to increasing supplies and weakening demand growth. Lower prices may not only decrease our revenues, but also potentially the amount of oil and natural gas that our operators can produce economically. Lower oil and natural gas prices may also result in a reduction in the borrowing base under our revolving credit facility, which may be determined at the discretion of our lenders.

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
In connection with the closing of the IPO, we and our General Partner entered into an advisory services agreement with Wexford, our advisory services agreement, pursuant to which Wexford provides general financial and strategic advisory services to us and our General Partner in exchange for a $500,000 annual fee and certain expense reimbursement.
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
We are subject to the Texas margin tax. Any amounts related to operations for 2013 or for the period in 2014 prior to the closing of the IPO on June 23, 2014 will be included in Diamondback’s unitary filing for this tax. Diamondback does not expect any Texas margin tax to be due for the nine months ended September 30, 2014 or the period from inception (September 18, 2013) through December 31, 2013, so no amount has been provided in the accompanying financial statements of our Predecessor.

Results of Operations
Results Presented and Factors Affecting the Comparability of Our Results to the Historical Financial Results of The Predecessor
The Partnership was formed on February 27, 2014 and did not own any assets prior to the contribution of the Predecessor to the Partnership on June 17, 2014. The assets of the Predecessor consisted of mineral interests in oil and natural gas properties in the Permian Basin, which were acquired on September 19, 2013. See Note 3—Acquisitions, to our accompanying unaudited consolidated financial statements. The contribution of the Predecessor to the Partnership on June 17, 2014 was accounted for as a combination of entities under common control with assets and liabilities transferred at their carrying amounts in a manner similar to a pooling of interests. Therefore, the financial and operating data below represent the Predecessor’s operations for periods prior to June 17, 2014 and, for periods on and after June 17, 2014, the financial and operating data represent the combination of the Predecessor and the Partnership’s operations.

Our results of operations and our future results of operations may not be comparable to the historical results of operations of our Predecessor for the periods presented, primarily for the reasons described below:
Long-Term Debt

•	In connection with the closing of the IPO, the subordinated note was converted to equity; therefore, we no longer have the note payable and related interest expense.

•
On July 8, 2014, the Partnership entered into a secured revolving credit agreement with Wells Fargo Bank, National Association, or Wells Fargo, as the administrative agent, sole book runner and lead arranger. The credit agreement provides for a revolving credit facility in the maximum amount of $500.0 million, subject to scheduled semi-annual and other elective collateral borrowing base redeterminations based on the Partnership’s oil and natural gas reserves and other factors (the “borrowing base”). The borrowing base is scheduled to be redetermined semi-annually with effective dates of April 1st and October 1st. In addition, the Partnership may request up to three additional redeterminations of the borrowing base during any 12-month period. As of September 30, 2014, the borrowing base was set at $110.0 million. The Partnership had no outstanding borrowings as of September 30, 2014.

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

•
In connection with the closing of the IPO, we and our General Partner entered into an advisory services agreement with Wexford pursuant to which Wexford provides general financial and strategic advisory services to us and our General Partner in exchange for a $500,000 annual fee and certain expense reimbursement.

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

The following table summarizes our revenue and expenses and production data for the periods indicated.

			Period From Inception
	Three Months Ended	Nine Months Ended	(September 18, 2013) Through
	September 30,	September 30,	December 31,
	2014	2014	2013

	(unaudited, in thousands, except production data)
Operating Results:
Royalty income	$22,767	$55,869	$14,987
Costs and expenses:
Production and ad valorem taxes	1,478	3,791	972
Depletion	7,971	19,602	5,199
General and administrative expenses	1,250	1,535	—
General and administrative expenses—related party	893	1,049	87
Total costs and expenses	11,592	25,977	6,258
Income from operations	11,175	29,892	8,729
Other income (expense)
Interest expense	(317)	(317)	—
Interest expense—related party, net of capitalized interest	—	(10,755)	(5,741)
Other income	11	11	—
Total other income (expense), net	(306)	(11,061)	(5,741)
Net income	$10,869	$18,831	$2,988

Allocation of net income:
Net income attributable to the period through June 22, 2014		$7,021
Net income attributable to the period June 23, 2014 through September 30, 2014		11,810
		$18,831

Production Data:
Oil (Bbls)	233,971	553,675	150,815
Natural gas (Mcf)	199,877	438,909	108,264
Natural gas liquids (Bbls)	42,410	99,213	19,971
Combined volumes (BOE)	309,694	726,040	188,830
Daily combined volumes (BOE/d)	3,366	2,659	1,798
% Oil	75%	76%	80%
Royalty Income
Our royalty income for the three months and nine months ended September 30, 2014 was $22,767,000 and $55,869,000, respectively. For the period from inception (September 18, 2013) to December 31, 2013 our royalty income was $14,987,000.
Our revenues are a function of oil, natural gas liquids and natural gas production volumes sold and average prices received for those volumes. Our operators received an average of $88.69 and $92.06 per Bbl of oil, $28.37 and $30.17 per Bbl of natural gas liquids and $4.07 and $4.34 per Mcf of natural gas for the volumes sold for the three months and nine months ended September 30, 2014, respectively. Our operators received an average of $92.07 per Bbl of oil, $35.32 per Bbl of natural gas liquids and $3.67 per Mcf of natural gas for the volumes sold for the period from inception (September 18, 2013) to December 31, 2013.

General and Administrative Expenses
The general and administrative expenses primarily reflect the amounts reimbursed to our General Partner under our Partnership Agreement, unit-based compensation and amounts incurred under our advisory services agreement. For the three months and nine months ended September 30, 2014, we incurred general and administrative expenses of $2,143,000 and $2,584,000, respectively. For the period from inception (September 18, 2013) to December 31, 2013, we incurred general and administrative expenses of $87,000.

Net Interest Expense
The net interest expense for the three months ended September 30, 2014 reflects the interest incurred under the secured revolving credit agreement. The net interest expense for the nine months ended September 30, 2014 and for the period from inception (September 18, 2013) through December 31, 2013 primarily relates to interest incurred under the subordinate note of the Predecessor. Net interest expense for the three months and nine months ended September 30, 2014 was $317,000 and $11,072,000, respectively. For the period from inception (September 18, 2013) through December 31, 2013 net interest expense was $5,741,000.

Adjusted EBITDA

Adjusted EBITDA is used as a supplemental non-GAAP financial measure by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. We believe Adjusted EBITDA is useful because it allows us to more effectively evaluate our operating performance and compare the results of our operations period to period without regard to our financing methods or capital structure. In addition, management uses Adjusted EBITDA to evaluate cash flow available to pay distributions to our unitholders.

We define Adjusted EBITDA as net income (loss) plus interest expense, net of capitalized interest, non-cash unit-based compensation and depletion expense. Adjusted EBITDA is not a measure of the income (loss) as determined by United States’ generally accepted accounting principles, or GAAP. We exclude the items listed above from net income (loss) in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as historic costs of depreciable assets, none of which are components of Adjusted EBITDA.

Adjusted EBITDA should not be considered an alternative to net income, royalty income, cash flow from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Our computations of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies.

The following table presents a reconciliation of Adjusted EBITDA to net income, our most directly comparable GAAP financial measure for the periods indicated.

			Period From Inception
	Three Months Ended	Nine Months Ended	(September 18, 2013) Through
	September 30,	September 30,	December 31,
	2014	2014	2013

	(unaudited, in thousands)
Net Income	$10,869	$18,831	$2,988
Interest expense, net of capitalized interest	317	317	—
Interest expense—related party, net of capitalized interest	—	10,755	5,741
Unit-based compensation expense	883	1,011	—
Depletion	7,971	19,602	5,199

Adjusted EBITDA	$20,040	$50,516	$13,928

Liquidity and Capital Resources
Overview
We expect our primary sources of liquidity will be cash flows from operations and equity and debt financings, including borrowings under our revolving credit facility, and our primary uses of cash will be for paying distributions to our unitholders and for replacement and growth capital expenditures, including the acquisition, development and exploration of oil and natural gas properties.

Our partnership agreement does not require us to distribute any of the cash we generate from operations. We believe, however, that it will be in the best interests of our unitholders if we distribute a substantial portion of the cash we generate from operations. The board of directors of our General Partner will adopt a policy to distribute an amount equal to the available cash we generate each quarter to our unitholders. Our first distribution, however, will include available cash for the period from June 23, 2014, the date of the closing of the IPO, through September 30, 2014. Cash distributions will be made to the common unitholders of record on the applicable record date, generally within 60 days after the end of each quarter. Available cash for each quarter will be determined by the board of directors of our General Parter following the end of such quarter. Available cash for each quarter will generally equal Adjusted EBITDA reduced for cash needed for debt service and other contractual obligations and fixed charges and reserves for future operating or capital needs that the board of directors of our General Partner deems necessary or appropriate, if any.
Our Credit Agreement
On July 8, 2014, we entered into a $500.0 million secured revolving credit agreement with Wells Fargo as the administrative agent, sole book runner and lead arranger. The credit agreement, which was amended August 15, 2014 to add additional lenders to the lending group, matures on July 8, 2019. As of September 30, 2014, the borrowing base was set at $110.0 million. We had no outstanding borrowings as of September 30, 2014.
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
EBITDAX will be annualized beginning with the quarter ended September 30, 2014 and ending with the quarter ending March 31, 2015

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

Cash Flows
The following table presents our cash flows for the period indicated.

		Period From Inception
	Nine Months Ended	(September 18, 2013) Through
	September 30,	December 31,
	2014	2013

	(in thousands)
Cash Flow Data:
Cash flows provided by operating activities	$29,633	$4,845
Cash flows used in investing activities	(96,814)	(4,083)
Cash flows provided by financing activities	79,923	—
Net increase in cash	$12,742	$762
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
Investing Activities
The purchase of oil and natural gas interests accounted for the majority of our cash outlays for investing activities. We used cash for investing activities of $96.8 million and $4.1 million during the nine months ended September 30, 2014 and the period from inception (September 18, 2013) to December 31, 2013, respectively.
During the nine months ended September 30, 2014, we spent approximately $57.7 million on acquisitions of mineral interests underlying approximately 10,565 gross (3,461) net acres in the Midland and Delaware basins and approximately $33.9 million for a minor equity interest in an entity that owns mineral, overriding royalty, net profits, leasehold and other similar interests.
Financing Activities
Net cash provided by financing activities of $79.9 million during the nine months ended September 30, 2014 primarily relates to our equity offerings. From the sale of common units in our IPO and the September 19, 2014 equity offering, we received net proceeds of approximately $232.8 million, net of offering expenses and underwriting discounts and commissions. In connection with the closing of the IPO, the Partnership agreed to distribute to Diamondback the net proceeds from the IPO and all cash and cash equivalents and the royalty income receivable on hand in the aggregate amount of approximately $11.6 million. As of September 30, 2014, the Partnership had distributed $148.8 million to Diamondback. We used a portion of the net proceeds from our September 19, 2014 equity offering to repay borrowings under our credit agreement of $78.0 million. We did not use any cash for financing activities during the period from inception (September 18, 2013) to December 31, 2013.

Contractual Obligations
We did not have any material contractual obligations and other commitments as of September 30, 2014.

Critical Accounting Policies
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. Below, we have provided expanded discussion of our more significant accounting policies, estimates and judgments. We believe these accounting policies reflect our more significant estimates and assumptions used in preparation of our financial statements. See the notes to our consolidated financial statements included elsewhere in this quarterly report for additional information regarding these accounting policies.
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
Accounting for Unit-Based Compensation
Unit-based compensation grants are measured at their grant date fair value and related compensation cost is recognized over the vesting period of the grant. The LTIP and related accounting policies are defined and described more fully in Note 8—Unit Based Compensation to our accompanying unaudited consolidated financial statements. The determination of the fair value of an award requires significant estimates and subjective judgments regarding, among other things, the appropriate option pricing model, the expected life of the award and forfeiture rate assumptions. Estimates of the fair value of unit options granted during the nine months ended September 30, 2014, were completed using a Black-Scholes option valuation model, which requires us to make several assumptions.

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
Credit Risk
We are subject to risk resulting from the concentration of royalty interest revenues in producing oil and natural gas properties and receivables with several significant purchasers. For the nine months ended September 30, 2014, two purchasers accounted for more than 10% of royalty interest revenue: Shell Trading (71%); and Permian Transport & Trading (12%). For the period from inception (September 18, 2013) to December 31, 2013, two purchasers accounted for more than 10% of royalty interest revenue: Shell Trading (59%); and Permian Transport & Trading (19%). We do not require collateral and do not believe the loss of any single purchaser would materially impact our operating results, as crude oil and natural gas are fungible products with well-established markets and numerous purchasers.

Interest Rate Risk
We are subject to market risk exposure related to changes in interest rates on our indebtedness under our revolving credit facility. The terms of our revolving credit facility provide for interest on borrowings at a floating rate equal to an alternative base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.5% and 3-month LIBOR plus 1.0%) or LIBOR, in each case plus the applicable margin. The applicable margin ranges from 0.5% to 1.50% in the case of the alternative base rate and from 1.50% to 2.50% in the case of LIBOR, in each case depending on the amount of the loan outstanding in relation to the borrowing base. We entered into this revolving credit facility on July 8, 2014, and as of September 30, 2014, we had no outstanding borrowings. On September 18, 2014, the last date on which borrowings were outstanding under our revolving credit facility, such borrowings bore interest at a weighted average rate of 2.16% An increase or decrease of 1% in the interest rate would have a corresponding decrease or increase in our interest expense of approximately $780,000 based on the $78.0 million outstanding in the aggregate under our revolving credit facility on September 18, 2014.

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
As of September 30, 2014, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer of our General Partner, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer of our General Partner have concluded that as of September 30, 2014, our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

10.2*+	Form of Phantom Unit Agreement.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1++
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
_______________

*	Filed herewith.
+	Management contract, compensatory plan or arrangement.
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

VIPER ENERGY PARTNERS LP

		By:	VIPER ENERGY PARTNERS GP LLC
its General Partner

Date:	November 6, 2014	By:	/s/ Travis D. Stice
Travis D. Stice
Chief Executive Officer
(Principal Executive Officer)

Date:	November 6, 2014	By:	/s/ Teresa L. Dick
Teresa L. Dick
Chief Financial Officer
(Principal Financial and Accounting Officer)