Form 10-Q
period 2015-03-31
Viper Energy Partners LP
filed 2015-05-07
CIK 1602065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 5, 2015, 79,708,888 common limited partner units of the registrant were outstanding.

1

i

GLOSSARY OF TERMS
The following includes a description of the meanings of some of the oil and natural gas industry terms used in this Quarterly Report on Form 10-Q (“Quarterly Report”)
3-D seismic. Geophysical data that depict the subsurface strata in three dimensions. 3-D seismic typically provides a more detailed and accurate interpretation of the subsurface strata than 2-D, or two-dimensional, seismic.
Basin. A large depression on the earth’s surface in which sediments accumulate.
Bbl. Stock tank barrel, or 42 U.S. gallons liquid volume, used in this Quarterly Report in reference to crude oil or other liquid hydrocarbons.
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
Exploratory well. A well drilled to find and produce natural gas or oil reserves not classified as proved, to find a new reservoir in a field previously found to be productive of natural gas or oil in another reservoir or to extend a known reservoir.
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
WTI. West Texas Intermediate.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Various statements contained in this Quarterly Report that express a belief, expectation, or intention, or that are not statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements, other than statements of historical fact, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. In particular, the factors discussed in this Quarterly Report, including those detailed under Part II. Item 1A. Risk Factors in this Quarterly Report, could affect our actual results and cause our actual results to differ materially from expectations, estimates or assumptions expressed, forecasted or implied in such forward-looking statements.
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

v

Viper Energy Partners LP
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2015	2014

	(In thousands, except unit amounts)
Assets
Current assets:
Cash and cash equivalents	$9,821	$15,110
Restricted cash	500	500
Royalty income receivable	7,084	8,239
Other current assets	492	253
Total current assets	17,897	24,102
Oil and natural gas interests, based on the full cost method of accounting ($75,266 and $91,444 excluded from depletion at March 31, 2015 and December 31, 2014, respectively)	510,999	511,085
Accumulated depletion	(41,700)	(32,800)
	469,299	478,285
Other assets	34,950	35,015
Total assets	$522,146	$537,402
Liabilities and Unitholders’ Equity/Members’ Equity
Current liabilities:
Accounts payable	$6	$6
Other accrued liabilities	695	2,045
Total current liabilities	701	2,051

Commitments and contingencies (Note 10)
Unitholders’ equity:
Common units (79,708,888 units issued and outstanding as of March 31, 2015 and December 31, 2014)	521,445	535,351
Total unitholders’ equity/members’ equity	521,445	535,351
Total liabilities and unitholders’ equity/members’ equity	$522,146	$537,402

See accompanying notes to consolidated financial statements.

Viper Energy Partners LP
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2015	2014*

	(In thousands, except per unit amounts)
Royalty income	$16,545	$15,853
Costs and expenses:
Production and ad valorem taxes	1,328	921
Depletion	8,901	5,567
General and administrative expenses	1,427	66
General and administrative expenses—related party	125	78
Total costs and expenses	11,781	6,632
Income from operations	4,764	9,221
Other income (expense)
Interest expense	(168)	—
Interest expense—related party, net of capitalized interest	—	(5,368)
Other income	486	—
Total other income (expense), net	318	(5,368)
Net income	$5,082	$3,853

Net income attributable to common limited partners per unit:

Basic	$0.06
Diluted	$0.06

Weighted average number of limited partner units outstanding
Basic	79,708
Diluted	79,711

See accompanying notes to consolidated financial statements.
*See Note 1 for information regarding the basis of financial statement presentation.

Viper Energy Partners LP
Statement of Consolidated Unitholders' Equity and Members' Equity
(Unaudited)

	Limited Partners
		Predecessor
		Members’
	Common	Equity	Total

	(In thousands)
Balance at December 31, 2013	$—	$2,988	$2,988
Net income	—	3,853	3,853
Balance at March 31, 2014*	$—	$6,841	$6,841

Balance at December 31, 2014	$535,351	$—	$535,351
Unit-based compensation	939	—	939
Distribution to public	(2,315)	—	(2,315)
Distribution to Diamondback	(17,612)	—	(17,612)
Net income attributable to the period June 23, 2014 through December 31, 2014	5,082	—	5,082
Balance at March 31, 2015	$521,445	$—	$521,445

See accompanying notes to consolidated financial statements.
*See Note 1 for information regarding the basis of financial statement presentation.

Viper Energy Partners LP
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2015	2014*

	(In thousands)
Cash flows from operating activities:
Net income	$5,082	$3,853
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion	8,901	5,567
Amortization of debt issuance costs	65	—
Non-cash unit-based compensation expense	939	—
Changes in operating assets and liabilities:
Royalty income receivable	1,155	2,795
Other current assets	—	(5,828)
Accounts payable—related party	(1,349)	156
Accounts payable and other accrued liabilities	(240)	—
Net cash provided by operating activities	14,553	6,543
Cash flows from investing activities:
Additions to oil and natural gas interests	—	(6,878)
Other	85	—
Net cash provided by (used in) investing activities	85	(6,878)
Cash flows from financing activities
Public offering costs	—	(28)
Distribution to members	(19,927)	—
Net cash used in financing activities	(19,927)	(28)
Net decrease in cash	(5,289)	(363)
Cash at beginning of period	15,110	762
Cash and cash equivalents at end of period	$9,821	$399

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest	$103	$11,109

Supplemental disclosure of non—cash transactions:
Capitalized interest	$—	$2,927

See accompanying notes to consolidated financial statements.
*See Note 1 for information regarding the basis of financial statement presentation.

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

As of March 31 2015, the General Partner held a 100% non-economic general partner interest in the Partnership and Diamondback had an approximate 88.4% limited partner interest in the Partnership. Diamondback owns and controls the General Partner.
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

In April 2015, the Financial Accounting Standards Board issued ASU 2015-03, “Interest—Imputation of Interest”. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from that debt liability, consistent with the presentation of a debt discount to simplify the presentation of debt issuance costs. The standard will be effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early application will be permitted for financial statements that have not previously been issued.

3.    OIL AND NATURAL GAS INTERESTS
Oil and natural gas interests include the following:

	March 31,	December 31,
	2015	2014

	(in thousands)
Oil and natural gas interests:
Subject to depletion	$435,733	$419,641
Not subject to depletion—acquisition costs
Incurred in 2014	47,314	48,266
Incurred in 2013	27,952	43,178
Total not subject to depletion	75,266	91,444

Gross oil and natural gas interests	510,999	511,085
Less accumulated depletion	(41,700)	(32,800)
Oil and natural gas interests, net	$469,299	$478,285

Costs associated with unevaluated properties are excluded from the full cost pool until a determination as to the existence of proved reserves is able to be made. The inclusion of the Partnership’s unevaluated costs into the amortization base is expected to be completed within three to five years.

Viper Energy Partners LP
Notes to Financial Statements - (Continued)
(unaudited)

4.    DEBT
Credit Agreement-Wells Fargo Bank
On July 8, 2014, the Partnership entered into a secured revolving credit agreement with Wells Fargo Bank, National Association, or Wells Fargo, as the administrative agent, sole book runner and lead arranger. The credit agreement, which was amended August 15, 2014 to add additional lenders to the lending group, provides for a revolving credit facility in the maximum amount of $500.0 million, subject to scheduled semi-annual and other elective collateral borrowing base redeterminations based on the Partnership’s oil and natural gas reserves and other factors (the “borrowing base”). The borrowing base is scheduled to be re-determined semi-annually with effective dates of April 1st and October 1st. In addition, the Partnership may request up to three additional redeterminations of the borrowing base during any 12-month period. As of March 31, 2015, the borrowing base was set at $110.0 million. The Partnership had no outstanding borrowings as of March 31, 2015.
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
Subordinated Note
Effective September 19, 2013, the Predecessor issued a subordinated note to Diamondback for the principal sum of $440.0 million for a royalty interest acquisition. In connection with the IPO, the subordinated note was converted to equity. The note bore interest at 7.625% per annum. Interest was due and payable monthly in arrears on the first business day of each calendar month. The unpaid principal balance and all accrued interest on the note were due and payable in full on October 1, 2021. Any indebtedness evidenced by this note was subordinate in the right of payment to any indebtedness outstanding under the Diamondback credit agreement. As of March 31, 2014, there was $444.1 million of principal and interest outstanding under this note.

Viper Energy Partners LP
Notes to Financial Statements - (Continued)
(unaudited)

5.    RELATED PARTY TRANSACTIONS
Partnership Agreement
In connection with the closing of the IPO, the General Partner and Diamondback entered into the first amended and restated agreement of limited partnership (the “Partnership Agreement”), dated June 23, 2014.
The Partnership Agreement requires the Partnership to reimburse the General Partner for all direct and indirect expenses incurred or paid on the Partnership’s behalf and all other expenses allocable to the Partnership or otherwise incurred by the General Partner in connection with operating the Partnership’s business. The Partnership Agreement does not set a limit on the amount of expenses for which the General Partner and its affiliates may be reimbursed. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for the Partnership or on the Partnership’s behalf and expenses allocated to the General Partner by its affiliates. The General Partner is entitled to determine the expenses that are allocable to the Partnership. For the three months ended March 31, 2015, no expenses were allocated to the Partnership by the General Partner. At March 31, 2015, the Partnership had no outstanding amounts payable to the General Partner.
Advisory Services Agreement
In connection with the closing of the IPO, the Partnership and General Partner entered into an advisory services agreement (the “Advisory Services Agreement”) with Wexford Capital LP (“Wexford”), Diamondback’s equity sponsor, dated as of June 23, 2014, under which Wexford provides the Partnership and the General Partner with general financial and strategic advisory services related to the Partnership’s business in return for an annual fee of $500,000, plus reasonable out-of-pocket expenses. The Advisory Services Agreement has a term of two years commencing on June 23, 2014, and will continue for additional one-year periods unless terminated in writing by either party at least ten days prior to the expiration of the then current term. It may be terminated at any time by either party upon 30 days prior written notice. In the event the Partnership terminates the Advisory Services Agreement, the Partnership is obligated to pay all amounts due through the remaining term. In addition, the Partnership has agreed to pay Wexford to-be-negotiated market-based fees approved by the conflict committee of the board of directors of the General Partner for such services as may be provided by Wexford at the Partnership’s request in connection with future acquisitions and divestitures, financings or other transactions in which the Partnership may be involved. The services provided by Wexford under the Advisory Services Agreement do not extend to the Partnership’s day-to-day business or operations. The Partnership has agreed to indemnify Wexford and its affiliates from any and all losses arising out of or in connection with the Advisory Services Agreement except for losses resulting from Wexford’s or its affiliates’ gross negligence or willful misconduct. For the three months ended March 31, 2015, we incurred costs of $125,000, under the Advisory Services Agreement. At March 31, 2015, there were no outstanding amounts payable by the Partnership to Wexford.
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
Shared Services Agreement
Effective September 19, 2013, the Predecessor entered into a shared services agreement with Diamondback E&P LLC, a wholly-owned subsidiary of Diamondback. This agreement was terminated in connection with the IPO. Under this agreement, Diamondback E&P LLC provided consulting and administrative services to the Predecessor. The Predecessor incurred a monthly charge for the services of $26,000. For the three months ended March 31, 2014, the Partnership incurred costs under this agreement of $78,000.

Viper Energy Partners LP
Notes to Financial Statements - (Continued)
(unaudited)

6.    UNIT–BASED COMPENSATION
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
For the three months ended March 31, 2015, the Partnership incurred $0.9 million of unit–based compensation.
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

2014
Grant-date fair value	$4.24
Expected volatility	36.0%
Expected dividend yield	5.9%
Expected term (in years)	3.0
Risk-free rate	0.99%

The following table presents the unit option activity under the LTIP for the three months ended March 31, 2015:

		Weighted Average
	Unit	Exercise	Remaining	Intrinsic
	Options	Price	Term	Value
			(in years)	(in thousands)
Outstanding at December 31, 2014	2,500,000	$26.00
Granted	—	$—
Outstanding at March 31, 2015	2,500,000	$26.00	2.22	$—

Vested and Expected to vest at March 31, 2015	2,500,000	$26.00	2.22	$—
Exercisable at March 31, 2015	—	$—	—	$—
As of March 31, 2015, the unrecognized compensation cost related to unvested unit options was $7.8 million. Such cost is expected to be recognized over a weighted-average period of 2.2 years.

Viper Energy Partners LP
Notes to Financial Statements - (Continued)
(unaudited)

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
The following table presents the phantom unit activity under the LTIP for the three months ended March 31, 2015:

		Weighted Average
	Phantom	Grant-Date
	Units	Fair Value
Unvested at December 31, 2014	17,776	$19.51
Granted	—	$—
Vested	—	$—
Unvested at March 31, 2015	17,776	$19.51
As of March 31, 2015, the unrecognized compensation cost related to unvested phantom units was $0.3 million. Such cost is expected to be recognized over a weighted-average period of 1.2 years.

7.    PARTNERS’ CAPITAL AND PARTNERSHIP DISTRIBUTIONS
The Partnership has general partner and common unit partnership interests. The general partner interest is a non-economic interest and is not entitled to any cash distributions.

At March 31, 2015, the Partnership had a total of 79,708,888 common units issued and outstanding, of which 70,450,000 common units were owned by Diamondback, representing approximately 88.4% of the total Partnership common units outstanding.

The following table summarizes changes in the number of the Partnership’s common units:

Common Units

Diamondback Energy, Inc. ownership of common units	70,450,000
Common units issued in June 23, 2014 IPO	5,750,000
Common units issued in September 19, 2014 public offering	3,500,000
Common units vested and issued under the LTIP in 2014	8,888
Balance March 31, 2015	79,708,888

The board of directors of the General Partner has adopted a policy for the Partnership to distribute all available cash generated on a quarterly basis, beginning with the quarter ending September 30, 2014. On February 5, 2015, the board of directors of the General Partner approved a cash distribution attributable to the fourth quarter of 2014 of $0.25 per unit, which was paid on February 27, 2015. This distribution included a total of $17.6 million distributed to Diamondback. Cash distributions will be made to the common unitholders of record on the applicable record date, generally within 60 days after the end of each quarter. Available cash for each quarter will be determined by the board of directors of the General Partner following the end of such quarter. Available cash for each quarter will generally equal Adjusted EBITDA reduced for cash needed for debt service and other contractual obligations and fixed charges and reserves for future operating or capital needs that the board of directors of the General Partner deems necessary or appropriate, if any.

Viper Energy Partners LP
Notes to Financial Statements - (Continued)
(unaudited)

8.    EARNINGS PER UNIT
The net income per common unit on the consolidated statements of operations is based on the net income of the Partnership for the three months ended March 31, 2015, since this is the amount of net income that is attributable to the Partnership’s common units.

The Partnership’s net income is allocated wholly to the common units as the General Partner does not have an economic interest. Payments made to the Partnership’s unitholders are determined in relation to the cash distribution policy described in Note 7—Partners’ Capital and Partnership Distributions.

Basic net income per common unit is calculated by dividing net income by the weighted-average number of common units outstanding during the period. Diluted net income per common unit gives effect, when applicable, to unvested common units granted under the LTIP.

Three Months Ended March 31,
2015

(In thousands, except per unit amounts)
Net income	$5,082
Net income per common unit, basic	$0.06
Net income per common unit, diluted	$0.06
Weighted-average common units outstanding, basic	79,708
Weighted-average common units outstanding, diluted	79,711

9.    COMMITMENTS AND CONTINGENCIES

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

10.    SUBSEQUENT EVENTS
On May 1, 2015, the board of directors of the General Partner approved a cash distribution for the first quarter of 2015 of $0.19 per common unit, payable on May 22, 2015, to unitholders of record at the close of business on May 15, 2015.

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and notes thereto presented in this Quarterly Report on Form 10-Q as well as our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014 . The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs, and expected performance. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors. See “Part II. Item 1A. Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements.”

Overview

We are a publicly traded Delaware limited partnership formed by Diamondback on February 27, 2014 to, among other things, own, acquire and exploit oil and natural gas properties in North America. The Partnership is currently focused on oil and natural gas properties in the Permian Basin. As of March 31, 2015, the general partner held a 100% non-economic general partner interest in us, and Diamondback had an approximate 88.4% limited partner interest in us. Diamondback also owns and controls the general partner.

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

Sources of Our Revenue
Our revenues are derived from royalty payments we receive from our operators based on the sale of oil and natural gas production, as well as the sale of natural gas liquids that are extracted from natural gas during processing. For the three months ended March 31, 2015, our revenues were derived 94% from oil sales, 3% from natural gas liquid sales and 3% from natural gas sales. For the three months ended March 31, 2014, our revenues were derived 92% from oil sales, 5% from natural gas liquid sales and 3% from natural gas sales. As a result, our revenues are more sensitive to fluctuations in oil prices than they are to fluctuations in natural gas liquids or natural gas prices. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices. Oil, natural gas liquids and natural gas prices have historically been volatile. During 2014, West Texas Intermediate posted prices ranged from $53.45 to $107.95 per Bbl and the Henry Hub spot market price of natural gas ranged from $2.74 to $8.15 per MMBtu. On March 31, 2015, the West Texas Intermediate posted price for crude oil was $47.72 per Bbl and the Henry Hub spot market price of natural gas was $2.65 per MMBtu. Since June 2014, oil prices have declined from over $105.00 per Bbl to below $50.00 per Bbl for the majority of the three months ended March 31, 2015 due in large part to increasing supplies and weakening demand growth. Lower prices ma

y not only decrease our revenues, but also potentially the amount of oil and natural gas that our operators can produce economically. Lower oil and natural gas prices may also result in a reduction in the borrowing base under our credit agreement, which may be determined at the discretion of our lenders.

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
We are subject to the Texas margin tax. Any amounts related to operations for 2013 or for the period in 2014 prior to the closing of the IPO on June 23, 2014 will be included in Diamondback’s unitary filing for this tax. Diamondback does not expect any Texas margin tax to be due for the three months ended March 31, 2015 or 2014, so no amount has been provided in the accompanying financial statements.

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

•
On July 8, 2014, we entered into a secured revolving credit agreement with Wells Fargo Bank, National Association, or Wells Fargo, as the administrative agent, sole book runner and lead arranger. The credit agreement provides for a revolving credit facility in the maximum amount of $500.0 million, subject to scheduled semi-annual and other elective collateral borrowing base redeterminations based on our oil and natural gas reserves and other factors (the “borrowing base”). The borrowing base is scheduled to be redetermined semi-annually with effective dates of April 1st and October 1st. In addition, we may request up to three additional redeterminations of the borrowing base during any 12-month period. As of December 31, 2014, the borrowing base was set at $110.0 million and we had no outstanding borrowings. In connection with our Spring 2015 redetermination, the agent lender under the credit agreement has recommended that our borrowing base be increased to $175.0 million. This increase is subject to the approval of our other lenders.

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

•
The partnership agreement requires us to reimburse the general partner for all direct and indirect expenses incurred or paid on our behalf and all other expenses allocable to us or otherwise incurred by our general partner in connection with operating our business. The partnership agreement does not set a limit on the amount of expenses for which our general partner and its affiliates may be reimbursed. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by its affiliates. Our general partner is entitled to determine the expenses that are allocable to us. For the three months ended March 31, 2015, no expenses were allocated to us by the general partner for reimbursement .

•
On June 17, 2014, under the Long Term Incentive Plan, or LTIP, adopted in connection with the IPO, we granted awards of an aggregate of 2,500,000 unit options under the LTIP to executive officers of the general partner. For the three months ended March 31, 2015, we incurred $0.9 million of unit–based compensation.

•
In connection with the closing of the IPO, we and our general partner entered into an advisory services agreement with Wexford pursuant to which Wexford provides general financial and strategic advisory services to us and our general partner in exchange for a $500,000 annual fee and certain expense reimbursement. For the three months ended March 31, 2015, we incurred costs of $125,000, under the advisory services agreement.

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

The following table summarizes our revenue and expenses and production data for the periods indicated.

	Three Months Ended March 31,

	2015	2014
	(unaudited, in thousands, except production data)
Operating Results:
Royalty income	$16,545	$15,853
Costs and expenses:
Production and ad valorem taxes	1,328	921
Depletion	8,901	5,567
General and administrative expenses	1,427	66
General and administrative expenses—related party	125	78
Total costs and expenses	11,781	6,632
Income from operations	4,764	9,221
Other income (expense)
Interest expense	(168)	—
Interest expense—related party, net of capitalized interest	—	(5,368)
Other income	486	—
Total other income (expense), net	318	(5,368)
Net income	$5,082	$3,853

Production Data:
Oil (Bbls)	351,367	154,747
Natural gas (Mcf)	219,652	104,731
Natural gas liquids (Bbls)	48,000	23,171
Combined volumes (BOE)	435,975	195,373
Daily combined volumes (BOE/d)	4,844	2,171
% Oil	81%	79%
Royalty Income
Our royalty income for the three months ended March 31, 2015 and 2014 was $16.5 million and $15.9 million, respectively.
Our revenues are a function of oil, natural gas liquids and natural gas production volumes sold and average prices received for those volumes. Our operators received an average of $44.21 per Bbl of oil, $9.24 per Bbl of natural gas liquids and $2.59 per Mcf of natural gas for the volumes sold for the three months ended March 31, 2015. Our operators received an average of $93.77 per Bbl of oil, $36.25 per Bbl of natural gas liquids and $4.80 per Mcf of natural gas for the volumes sold for the three months ended March 31, 2014.

General and Administrative Expenses
The general and administrative expenses primarily reflect unit-based compensation, the amounts reimbursed to our general partner under our partnership agreement and amounts incurred under our advisory services agreement. For the three months ended March 31, 2015 and 2014, we incurred general and administrative expenses of $1.6 million and $0.1 million, respectively.

Net Interest Expense
The net interest expense for the three months ended March 31, 2015 reflects the interest incurred under our credit agreement. The net interest expense for the three months ended March 31, 2014 primarily relates to interest incurred under the subordinate note of the predecessor. Net interest expense for the three months ended March 31, 2015 and 2014 was $0.2 million and $5.4 million, respectively.

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

	Three Months Ended March 31,
	2015	2014

	(In thousands)
Net Income	$5,082	$3,853
Interest expense	168	5,368
Non-cash unit-based compensation expense	939	—
Depletion	8,901	5,567

Adjusted EBITDA	$15,090	$14,788

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

Our partnership agreement does not require us to distribute any of the cash we generate from operations. We believe, however, that it will be in the best interests of our unitholders if we distribute a substantial portion of the cash we generate from operations. The board of directors of our general partner has adopted a policy to distribute an amount equal to the available cash we generate each quarter to our unitholders. On February 5, 2015, the board of directors of the General Partner approved a cash distribution attributable to the fourth quarter of 2014 of $0.25 per unit, which was paid on February 27, 2015. This distribution included a total of $17.6 million distributed to Diamondback. Cash distributions will be made to the common unitholders of record on the applicable record date, generally within 60 days after the end of each quarter. Available cash for each quarter will be determined by the board of directors of our general partner following the end of such quarter. Available cash for each quarter will generally equal Adjusted EBITDA reduced for cash needed for debt service and other contractual obligations and fixed charges and reserves for future operating or capital needs that the board of directors of our general partner deems necessary or appropriate, if any.
Our Credit Agreement
On July 8, 2014, we entered into a $500.0 million secured revolving credit agreement with Wells Fargo as the administrative agent, sole book runner and lead arranger. The credit agreement, which was amended August 15, 2014 to add additional lenders to the lending group, matures on July 8, 2019. As of March 31, 2015, the borrowing base was set at $110.0 million and we had no outstanding borrowings. In connection with our Spring 2015 redetermination, the agent lender under the credit agreement has recommended that our borrowing base be increased to $175.0 million. This increase is subject to the approval of our other lenders.
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
Cash Flows
The following table presents our cash flows for the period indicated.

	Three Months Ended March 31,
	2015	2014

	(in thousands)
Cash Flow Data:
Cash flows provided by operating activities	$14,553	$6,543
Cash flows provided by (used in) investing activities	85	(6,878)
Cash flows used in financing activities	(19,927)	(28)
Net decrease in cash	$(5,289)	$(363)
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
Investing Activities
We used cash for investing activities of $6.9 million during the three months ended March 31, 2014 for the acquisition of oil and natural gas interests.
Financing Activities
Net cash used in financing activities of $19.9 million during the three months ended March 31, 2015 primarily relates to our distribution to our unitholders for our fourth quarter 2014 distribution.

Contractual Obligations
There were no material changes in our contractual obligations and other commitments, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Critical Accounting Policies
There have been no changes to our critical accounting policies from those disclosed in the our Annual Report on Form 10-K for the year ended December 31, 2014.

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
Credit Risk
We are subject to risk resulting from the concentration of royalty interest revenues in producing oil and natural gas properties and receivables with several significant purchasers. For the three months ended March 31, 2015, two purchasers accounted for more than 10% of royalty interest revenue: Shell Trading (US) Company (78%) and RSP Permian LLC (15%). For the three months ended March 31, 2014, two purchasers accounted for more than 10% of royalty interest revenue: Shell Trading (US) Company (72%) and Enterprise Crude Oil LLC (10%). We do not require collateral and do not believe the loss of any single purchaser would materially impact our operating results, as crude oil and natural gas are fungible products with well-established markets and numerous purchasers.
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
As of March 31, 2015, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer of our general partner have concluded that as of March 31, 2015, our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS
Due to the nature of our business, we are, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities. In the opinion of our management, none of the pending litigation, disputes or claims against us, if decided adversely, will have a material adverse effect on our financial condition, cash flows or results of operations.

ITEM 1A.     RISK FACTORS

Our business faces many risks. Any of the risks discussed in this Form 10-Q and our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations.

In addition to the information set forth in this Form 10–Q, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10–K for the year ended December 31,
2014. There have been no material changes in our risk factors from those described in our Annual Report on Form
10–K for the year ended December 31, 2014.

ITEM 2.     EXHIBITS

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

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
++
The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

VIPER ENERGY PARTNERS LP

		By:	VIPER ENERGY PARTNERS GP LLC
its General Partner

Date:	May 6, 2015	By:	/s/ Travis D. Stice
Travis D. Stice
Chief Executive Officer

Date:	May 6, 2015	By:	/s/ Teresa L. Dick
Teresa L. Dick
Chief Financial Officer