Form 10-Q
period 2015-06-30
Viper Energy Partners LP
filed 2015-08-10
CIK 1602065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 5, 2015, 79,717,776 common limited partner units of the registrant were outstanding.

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
Forward-looking statements may include statements about:

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

v

Viper Energy Partners LP
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2015	2014

	(In thousands, except unit amounts)
Assets
Current assets:
Cash and cash equivalents	$9,988	$15,110
Restricted cash	500	500
Royalty income receivable	9,902	8,239
Other current assets	467	253
Total current assets	20,857	24,102
Oil and natural gas interests, based on the full cost method of accounting ($45,741 and $91,444 excluded from depletion at June 30, 2015 and December 31, 2014, respectively)	511,008	511,085
Accumulated depletion	(50,650)	(32,800)
	460,358	478,285
Other assets	35,175	35,015
Total assets	$516,390	$537,402
Liabilities and Unitholders’ Equity/Members’ Equity
Current liabilities:
Accounts payable	$—	$6
Other accrued liabilities	1,105	2,045
Total current liabilities	1,105	2,051

Commitments and contingencies (Note 10)
Unitholders’ equity:
Common units (79,717,776 units issued and outstanding as of June 30, 2015 and December 31, 2014)	515,285	535,351
Total unitholders’ equity	515,285	535,351
Total liabilities and unitholders’ equity	$516,390	$537,402

See accompanying notes to consolidated financial statements.

Viper Energy Partners LP
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014*	2015	2014*

	(In thousands, except per unit amounts)
Royalty income	19,619	17,249	$36,164	$33,102
Costs and expenses:
Production and ad valorem taxes	1,417	1,392	2,745	2,313
Depletion	8,949	6,064	17,850	11,631
General and administrative expenses	1,168	219	2,595	285
General and administrative expenses—related party	139	78	264	156
Total costs and expenses	11,673	7,753	23,454	14,385
Income from operations	7,946	9,496	12,710	18,717
Other income (expense)
Interest expense	(207)	—	(375)	—
Interest expense—related party, net of capitalized interest	—	(5,387)	—	(10,755)
Other income	306	—	792	—
Total other income (expense), net	99	(5,387)	417	(10,755)
Net income	8,045	4,109	$13,127	$7,962

Allocation of net income:
Net income attributable for the period April 1, 2014 or January 1, 2014, as applicable, through June 22, 2014		3,168		$7,021
Net income attributable to the period June 23, 2014 through June 30, 2014		941		941
		4,109		$7,962

Net income attributable to common limited partners per unit:

Basic and Diluted	$0.10	$0.01	$0.16	$0.01

Weighted average number of limited partner units outstanding
Basic and Diluted	79,710	76,200	79,710	76,200

See accompanying notes to consolidated financial statements.
*See Note 1 for information regarding the basis of financial statement presentation.

Viper Energy Partners LP
Statement of Consolidated Unitholders' Equity and Members' Equity
(Unaudited)

	Limited Partners
		Predecessor
		Members’
	Common	Equity	Total

	(In thousands)
Balance at December 31, 2013	$—	$2,988	$2,988
Net income attributable to the period January 1, 2014 through June 22, 2014	—	7,021	7,021
Contribution of Note payable to Equity	—	437,115	437,115
Distribution payable to Diamondback (Note 1)	—	(11,260)	(11,260)
Exchange of Predecessor interests for units (Note 1)	435,864	(435,864)	—
Net proceeds from the issuance of common units	137,238	—	137,238
Distribution of net proceeds to Diamondback (Note 1)	(137,500)	—	(137,500)
Unit-based compensation	128	—	128
Net income attributable to the period June 23, 2014 through June 30, 2014	941	—	941
Balance at June 30, 2014*	$436,671	$—	$436,671

Balance at December 31, 2014	$535,351	$—	$535,351
Unit-based compensation	1,878	—	1,878
Distribution to public	(4,074)	—	(4,074)
Distribution to Diamondback	(30,997)	—	(30,997)
Net income	13,127	—	13,127
Balance at June 30, 2015	$515,285	$—	$515,285

See accompanying notes to consolidated financial statements.
*See Note 1 for information regarding the basis of financial statement presentation.

Viper Energy Partners LP
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2015	2014*

	(In thousands)
Cash flows from operating activities:
Net income	$13,127	$7,962
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion	17,850	11,631
Amortization of debt issuance costs	141	—
Non-cash unit-based compensation expense	1,878	128
Changes in operating assets and liabilities:
Royalty income receivable	(1,663)	2,258
Other current assets	(214)	(16)
Accounts payable—related party	—	(9,172)
Accounts payable and other accrued liabilities	(946)	1,273
Net cash provided by operating activities	30,173	14,064
Cash flows from investing activities:
Additions to oil and natural gas interests	—	(5,275)
Other	77	—
Net cash provided by (used in) investing activities	77	(5,275)
Cash flows from financing activities
Principal payment on subordinated note	—	(2,885)
Debt issuance costs	(301)	—
Proceeds from public offerings	—	139,035
Public offering costs	—	(1,172)
Distribution of net proceeds from public offerings to Diamondback (Note 1)	—	(137,500)
Distribution to members	(35,071)	—
Net cash used in financing activities	(35,372)	(2,522)
Net increase (decrease) in cash	(5,122)	6,267
Cash at beginning of period	15,110	762
Cash and cash equivalents at end of period	$9,988	$7,029

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest	$234	$16,496

Supplemental disclosure of non—cash transactions:
Note payable converted to equity	$—	$437,115
Capitalized interest	$—	$5,275

See accompanying notes to consolidated financial statements.

Viper Energy Partners LP
Consolidated Statements of Cash Flows
(Unaudited)

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

In connection with the IPO, Diamondback contributed all of the membership interests in the Predecessor to the Partnership in exchange for 70,450,000 common units. Diamondback maintained its non-economic general partner interest in the Partnership through its wholly-owned subsidiary, Viper Energy Partners GP LLC (the “General Partner”), a Delaware limited liability company. In addition, in connection with the closing of the IPO, the Partnership agreed to distribute to Diamondback all cash and cash equivalents and the royalty income receivable on hand in the aggregate amount of approximately $11.6 million and the net proceeds from the IPO. As of December 31, 2014, the Partnership had distributed $148.8 million to Diamondback as part of the IPO transactions. The contribution of the Predecessor to the Partnership was accounted for as a combination of entities under common control with assets and liabilities transferred at their carrying amounts in a manner similar to a pooling of interests.

On September 19, 2014, the Partnership completed an underwritten public offering of 3,500,000 common units. The common units were sold to the public at $28.50 per unit and the Partnership received net proceeds of approximately $94.8 million from the sale of these common units, net of offering expenses and underwriting discounts and commissions.

As of June 30, 2015, the General Partner held a 100% non-economic general partner interest in the Partnership and Diamondback had an approximate 88% limited partner interest in the Partnership. Diamondback owns and controls the General Partner.
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
New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers”. ASU 2014-09 supersedes most of the existing revenue recognition requirements in GAAP and requires (i) an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services and (ii) requires expanded disclosures regarding the nature, amount, timing, and certainty of revenue and cash flows from contracts with customers. The standard will be effective for annual and interim reporting periods beginning after December 15, 2016, with early application not permitted. The standard allows for either full retrospective adoption, meaning the standard is applied to all periods presented in the financial statements, or modified retrospective adoption, meaning the standard is applied only to the most current period presented. The Partnership is currently evaluating the impact, if any, that the adoption of ASU 2014-09 will have on the Partnership’s financial position, results of operations, and liquidity.

In April 2015, the FASB issued ASU 2015-03, “Interest—Imputation of Interest”. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from that debt liability, consistent with the presentation of a debt discount to simplify the presentation of debt issuance costs. The standard will be effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early application will be permitted for financial statements that have not previously been issued. Adoption of the new guidance will only affect the presentation of the Partnership’s consolidated balance sheets and will not have a material impact on the Partnership’s consolidated financial statements.

3.    OIL AND NATURAL GAS INTERESTS
Oil and natural gas interests include the following:

	June 30,	December 31,
	2015	2014

	(in thousands)
Oil and natural gas interests:
Subject to depletion	$465,267	$419,641
Not subject to depletion—acquisition costs
Incurred in 2014	45,733	48,266
Incurred in 2013	8	43,178
Total not subject to depletion	45,741	91,444

Gross oil and natural gas interests	511,008	511,085
Accumulated depletion	(50,650)	(32,800)
Oil and natural gas interests, net	$460,358	$478,285

Costs associated with unevaluated properties are excluded from the full cost pool until a determination as to the existence of proved reserves is able to be made. The inclusion of the Partnership’s unevaluated costs into the amortization base is expected to be completed within three to five years.
4.    DEBT
Credit Agreement-Wells Fargo Bank
On July 8, 2014, the Partnership entered into a secured revolving credit agreement with Wells Fargo Bank, National Association, or Wells Fargo, as the administrative agent, sole book runner and lead arranger. The credit agreement, which was amended August 15, 2014 to add additional lenders to the lending group, provides for a revolving credit facility in the maximum amount of $500.0 million, subject to scheduled semi-annual and other elective collateral borrowing base redeterminations based on the Partnership’s oil and natural gas reserves and other factors (the “borrowing base”). The borrowing base is scheduled to be re-determined semi-annually with effective dates of April 1st and October 1st. In addition, the Partnership may request up to three additional redeterminations of the borrowing base during any 12-month period. The credit agreement was further amended on May 22, 2015 to, among other things, increase the borrowing base from $110.0 million to $175.0 million and to provide for certain restrictions on purchasing margin stock. As of June 30, 2015, the borrowing base remained at $175.0 million. The Partnership had no outstanding borrowings as of June 30, 2015.
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
The credit agreement contains various affirmative, negative and financial maintenance covenants. These covenants, among other things, limit additional indebtedness, purchases of margin stock, additional liens, sales of assets, mergers and consolidations, dividends and distributions, transactions with affiliates and entering into certain swap agreements and require the maintenance of the financial ratios described below.

Financial Covenant	Required Ratio
Ratio of total debt to EBITDAX	Not greater than 4.0 to 1.0
Ratio of current assets to liabilities, as defined in the credit agreement	Not less than 1.0 to 1.0
EBITDAX is annualized for the four fiscal quarters ending on the last day of the fiscal quarter for which financial statements are available, beginning with the quarter ended September 30, 2014.

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

Viper Energy Partners LP
Notes to Financial Statements - (Continued)
(unaudited)

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
Advisory Services Agreement
In connection with the closing of the IPO, the Partnership and General Partner entered into an advisory services agreement (the “Advisory Services Agreement”) with Wexford Capital LP (“Wexford”), Diamondback’s equity sponsor, dated as of June 23, 2014, under which Wexford provides the Partnership and the General Partner with general financial and strategic advisory services related to the Partnership’s business in return for an annual fee of $0.5 million, plus reasonable out-of-pocket expenses. The Advisory Services Agreement has an initial term of two years commencing on June 23, 2014, and continues for additional one-year periods unless terminated in writing by either party at least ten days prior to the expiration of the then current term. It may be terminated at any time by either party upon 30 days prior written notice. In the event the Partnership terminates the Advisory Services Agreement, the Partnership is obligated to pay all amounts due through the remaining term. In addition, the Partnership has agreed to pay Wexford to-be-negotiated market-based fees approved by the conflict committee of the board of directors of the General Partner for such services as may be provided by Wexford at the Partnership’s request in connection with future acquisitions and divestitures, financings or other transactions in which the Partnership may be involved. The services provided by Wexford under the Advisory Services Agreement do not extend to the Partnership’s day-to-day business or operations. The Partnership has agreed to indemnify Wexford and its affiliates from any and all losses arising out of or in connection with the Advisory Services Agreement except for losses resulting from Wexford’s or its affiliates’ gross negligence or willful misconduct. For the three months and six months ended June 30, 2015, we incurred costs of $0.1 million and $0.3 million, respectively, under the Advisory Services Agreement.
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
Shared Services Agreement
Effective September 19, 2013, the Predecessor entered into a shared services agreement with Diamondback E&P LLC, a wholly-owned subsidiary of Diamondback. This agreement was terminated in connection with the IPO. Under this agreement, Diamondback E&P LLC provided consulting and administrative services to the Predecessor. The Predecessor incurred a monthly charge for the services of $26,000. For the three months and six months ended June 30, 2014, the Partnership incurred costs under this agreement of $0.1 million and $0.2 million, respectively.

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
For the three months and six months ended June 30, 2015, the Partnership incurred $0.9 million and $1.9 million, respectively, of unit–based compensation.
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

2014
Grant-date fair value	$4.24
Expected volatility	36.0%
Expected dividend yield	5.9%
Expected term (in years)	3.0
Risk-free rate	0.99%

The following table presents the unit option activity under the LTIP for the six months ended June 30, 2015:

		Weighted Average
	Unit	Exercise	Remaining	Intrinsic
	Options	Price	Term	Value
			(in years)	(in thousands)
Outstanding at December 31, 2014	2,500,000	$26.00
Granted	—	$—
Outstanding at June 30, 2015	2,500,000	$26.00	1.97	$—

Vested and Expected to vest at June 30, 2015	2,500,000	$26.00	1.97	$—
Exercisable at June 30, 2015	—	$—	—	$—
As of June 30, 2015, the unrecognized compensation cost related to unvested unit options was $6.9 million. Such cost is expected to be recognized over a weighted-average period of 2.0 years.

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
The following table presents the phantom unit activity under the LTIP for the six months ended June 30, 2015:

		Weighted Average
	Phantom	Grant-Date
	Units	Fair Value
Unvested at December 31, 2014	17,776	$19.51
Granted	—	$—
Vested	(8,888)	$19.51
Unvested at June 30, 2015	8,888	$19.51
The aggregate fair value of restricted stock units that vested during the six months ended June 30, 2015 was $0.2 million. As of June 30, 2015, the unrecognized compensation cost related to unvested phantom units was $0.2 million. Such cost is expected to be recognized over a weighted-average period of 1.0 years.

7.    PARTNERS’ CAPITAL AND PARTNERSHIP DISTRIBUTIONS
The Partnership has general partner and common unit partnership interests. The general partner interest is a non-economic interest and is not entitled to any cash distributions.

At June 30, 2015, the Partnership had a total of 79,717,776 common units issued and outstanding, of which 70,450,000 common units were owned by Diamondback, representing approximately 88% of the total Partnership common units outstanding.

The following table summarizes changes in the number of the Partnership’s common units:

Common Units

Diamondback Energy, Inc. ownership of common units	70,450,000
Common units issued in June 23, 2014 IPO	5,750,000
Common units issued in September 19, 2014 public offering	3,500,000
Common units vested and issued under the 2014 LTIP	17,776
Balance June 30, 2015	79,717,776

The board of directors of the General Partner has adopted a policy for the Partnership to distribute all available cash generated on a quarterly basis, beginning with the quarter ended September 30, 2014. On February 5, 2015, the board of directors of the General Partner approved a cash distribution attributable to the fourth quarter of 2014 of $0.25 per common unit, which was paid on February 27, 2015. This distribution included a total of $17.6 million distributed to Diamondback. On May 1, 2015, the board of directors of the General Partner approved a cash distribution attributable to the first quarter of 2015 of $0.19 per common unit, which was paid on May 22, 2015. This distribution included a total of $13.4 million distributed to Diamondback. Cash distributions will be made to the common unitholders of record on the applicable record date, generally within 60 days after the end of each quarter. Available cash for each quarter will be determined by the board of directors of the General Partner following the end of such quarter. Available cash for each quarter will generally equal Adjusted EBITDA reduced for cash needed for debt service and other contractual obligations and fixed charges and reserves for future operating or capital needs that the board of directors of the General Partner deems necessary or appropriate, if any.

8.    EARNINGS PER UNIT
The net income per common unit on the consolidated statements of operations is based on the net income of the Partnership for the three months and six months ended June 30, 2015 and for the period after the closing of the IPO on June 23, 2014 through June 30, 2014, since this is the amount of net income that is attributable to the Partnership’s common units.

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

	Three Months Ended June 30,	June 23, 2014 to
	2015	June 30, 2014

	(In thousands, except per unit amounts)
Net income attributable to period	$8,045	$941
Net income per common unit, basic	$0.10	$0.01
Net income per common unit, diluted	$0.10	$0.01
Weighted-average common units outstanding, basic	79,710	76,200
Weighted-average common units outstanding, diluted	79,710	76,200

	Six Months Ended June 30,	June 23, 2014 to
	2015	June 30, 2014

	(In thousands, except per unit amounts)
Net income attributable to period	$13,127	$941
Net income per common unit, basic	$0.16	$0.01
Net income per common unit, diluted	$0.16	$0.01
Weighted-average common units outstanding, basic	79,710	76,200
Weighted-average common units outstanding, diluted	79,710	76,200

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

10.    SUBSEQUENT EVENTS
On July 31, 2015, the board of directors of the General Partner approved a cash distribution for the second quarter of 2015 of $0.22 per common unit, payable on August 21, 2015, to unitholders of record at the close of business on August 14, 2015.
On July 9, 2015, the Partnership completed the acquisition of an approximate average 1.5% overriding royalty interest in certain acreage primarily located in Howard County, Texas from Diamondback for $31.1 million. This acquisition was partially funded with borrowings under the Partnership’s revolving credit facility discussed in Note 8 above. As of July 9, 2015, the Partnership had $24.0 million outstanding under its revolving credit facility.

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

Overview

We are a publicly traded Delaware limited partnership formed by Diamondback on February 27, 2014 to, among other things, own, acquire and exploit oil and natural gas properties in North America. The Partnership is currently focused on oil and natural gas properties in the Permian Basin. As of June 30, 2015, the general partner held a 100% non-economic general partner interest in us, and Diamondback had an approximate 88% limited partner interest in us. Diamondback also owns and controls the general partner.

We operate in one reportable segment engaged in the acquisition of oil and natural gas properties. Our assets consist primarily of producing oil and natural gas properties principally located in the Permian Basin of West Texas.

Recent Developments
On July 9, 2015, we completed the acquisition of an approximate average 1.5% overriding royalty interest in certain acreage primarily located in Howard County, Texas from Diamondback for $31.1 million. This acquisition was partially funded with borrowings under our revolving credit facility. As of July 9, 2015, we had $24.0 million outstanding under its revolving credit facility.

Sources of Our Revenue
Our revenues are derived from royalty payments we receive from our operators based on the sale of oil and natural gas production, as well as the sale of natural gas liquids that are extracted from natural gas during processing. For the three months ended June 30, 2015, our revenues were derived 93% from oil sales, 4% from natural gas liquid sales and 3% from natural gas sales and for the three months ended June 30, 2014, our revenues were derived 91% from oil sales, 6% from natural gas liquid sales and 3% from natural gas sales. For the six months ended June 30, 2015, our revenues were derived 94% from oil sales, 3% from natural gas liquid sales and 3% from natural gas sales and for the six months ended June 30, 2014, our revenues were derived 91% from oil sales, 6% from natural gas liquid sales and 3% from natural gas sales. As a result, our revenues are more sensitive to fluctuations in oil prices than they are to fluctuations in natural gas liquids or natural gas prices. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices. Oil, natural gas liquids and natural gas prices have historically been volatile. During 2014, West Texas Intermediate posted prices ranged from $53.45 to $107.95 per Bbl and the Henry Hub spot market price of natural gas ranged from $2.74 to $8.15 per MMBtu. On June 30, 2015, the West Texas Intermediate posted price for crude oil was $59.47 per Bbl and the Henry Hub spot market price of natural gas was $2.80 per MMBtu. Since June 2014, oil prices have declined from over $105.00 per Bbl to a range of prices between $45 per Bbl and $60 per Bbl for the six months ended June 30, 2015 due in large part to increasing supplies and weakening demand growth. Lower prices may not only decrease our revenues, but also potentially the amount of oil and natural gas that our operators can produce economically. Lower oil and natural gas prices may also result in a reduction in the borrowing base under our credit agreement, which may be determined at the discretion of our lenders.

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
We are subject to the Texas margin tax. Any amounts related to operations for 2013 or for the period in 2014 prior to the closing of the IPO on June 23, 2014 will be included in Diamondback’s unitary filing for this tax. Diamondback does not expect any Texas margin tax to be due for the three months and six months ended June 30 in each of 2015 or 2014.

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

•
On July 8, 2014, we entered into a secured revolving credit agreement with Wells Fargo Bank, National Association, or Wells Fargo, as the administrative agent, sole book runner and lead arranger. The credit agreement, as amended, provides for a revolving credit facility in the maximum amount of $500.0 million, subject to scheduled semi-annual and other elective collateral borrowing base redeterminations based on our oil and natural gas reserves and other factors (the “borrowing base”). The borrowing base is scheduled to be redetermined semi-annually with effective dates of April 1st and October 1st. In addition, we may request up to three additional redeterminations of the borrowing base during any

12-month period. As of June 30, 2015, the borrowing base was set at $175.0 million and we had no outstanding borrowings.
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

•
The partnership agreement requires us to reimburse the general partner for all direct and indirect expenses incurred or paid on our behalf and all other expenses allocable to us or otherwise incurred by our general partner in connection with operating our business. The partnership agreement does not set a limit on the amount of expenses for which our general partner and its affiliates may be reimbursed. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by its affiliates. Our general partner is entitled to determine the expenses that are allocable to us. For the six months ended June 30, 2015, no expenses were allocated to us by the general partner for reimbursement.

•
On June 17, 2014, under the Long Term Incentive Plan, or LTIP, adopted in connection with the IPO, we granted awards of an aggregate of 2,500,000 unit options under the LTIP to executive officers of the general partner. For the three months and six months ended June 30, 2015, we incurred $0.9 million and $1.9 million, respectively, of unit–based compensation.

•
In connection with the closing of the IPO, we and our general partner entered into an advisory services agreement with Wexford pursuant to which Wexford provides general financial and strategic advisory services to us and our general partner in exchange for a $0.5 million annual fee and certain expense reimbursement. For the three months and six months ended June 30, 2015, we incurred costs of $0.1 million and $0.3 million, respectively, under the advisory services agreement.

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

The following table summarizes our revenue and expenses and production data for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,

	2015	2014	2015	2014
	(unaudited, in thousands, except production data)
Operating Results:
Royalty income	$19,619	$17,249	$36,164	$33,102
Costs and expenses:
Production and ad valorem taxes	1,417	1,392	2,745	2,313
Depletion	8,949	6,064	17,850	11,631
General and administrative expenses	1,168	219	2,595	285
General and administrative expenses—related party	139	78	264	156
Total costs and expenses	11,673	7,753	23,454	14,385
Income from operations	7,946	9,496	12,710	18,717
Other income (expense)
Interest expense	(207)	—	(375)	—
Interest expense—related party, net of capitalized interest	—	(5,387)	—	(10,755)
Other income	306	—	792	—
Total other income (expense), net	99	(5,387)	417	(10,755)
Net income	$8,045	$4,109	$13,127	$7,962

Production Data:
Oil (Bbls)	342,869	164,957	694,236	319,704
Natural gas (Mcf)	239,470	134,301	459,122	239,032
Natural gas liquids (Bbls)	56,956	33,632	104,956	56,803
Combined volumes (BOE)	439,737	220,972	875,712	416,346
Daily combined volumes (BOE/d)	4,832	2,428	4,838	2,300
% Oil	78%	75%	79%	77%

Comparison of the Three Months Ended June 30, 2015 and 2014
Royalty Income
Our royalty income for the three months ended June 30, 2015 and 2014 was $19.6 million and $17.2 million, respectively.
Our revenues are a function of oil, natural gas liquids and natural gas production volumes sold and average prices received for those volumes. Our operators received an average of $53.40 per Bbl of oil, $13.99 per Bbl of natural gas liquids and $2.15 per Mcf of natural gas for the volumes sold for the three months ended June 30, 2015. Our operators received an average of $95.23 per Bbl of oil, $28.22 per Bbl of natural gas liquids and $4.40 per Mcf of natural gas for the volumes sold for the three months ended June 30, 2014.
General and Administrative Expenses
The general and administrative expenses primarily reflect unit-based compensation, the amounts reimbursed to our general partner under our partnership agreement and amounts incurred under our advisory services agreement. For the three months ended June 30, 2015 and 2014, we incurred general and administrative expenses of $1.3 million and $0.3 million, respectively.
Net Interest Expense
The net interest expense for the three months ended June 30, 2015 reflects the interest incurred under our credit agreement. The net interest expense for the three months ended June 30, 2014 primarily relates to interest incurred under the subordinate note of the predecessor. Net interest expense for the three months ended June 30, 2015 and 2014 was $0.2 million and $5.4 million, respectively.
Comparison of the Six Months Ended June 30, 2015 and 2014
Royalty Income
Our royalty income for the six months ended June 30, 2015 and 2014 was $36.2 million and $33.1 million, respectively.
Our revenues are a function of oil, natural gas liquids and natural gas production volumes sold and average prices received for those volumes. Our operators received an average of $48.75 per Bbl of oil, $11.81 per Bbl of natural gas liquids and $2.36 per Mcf of natural gas for the volumes sold for the six months ended June 30, 2015. Our operators received an average of $94.52 per Bbl of oil, $31.51 per Bbl of natural gas liquids and $4.58 per Mcf of natural gas for the volumes sold for the six months ended June 30, 2014.
General and Administrative Expenses
The general and administrative expenses primarily reflect unit-based compensation, the amounts reimbursed to our general partner under our partnership agreement and amounts incurred under our advisory services agreement. For the six months ended June 30, 2015 and 2014, we incurred general and administrative expenses of $2.9 million and $0.4 million, respectively.
Net Interest Expense
The net interest expense for the six months ended June 30, 2015 reflects the interest incurred under our credit agreement. The net interest expense for the six months ended June 30, 2014 primarily relates to interest incurred under the subordinate note of the Predecessor. Net interest expense for the six months ended June 30, 2015 and 2014 was $0.4 million and $10.8 million, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

	(In thousands)
Net Income	$8,045	$4,109	$13,127	$7,962
Interest expense, net of capitalized interest	207	5,387	375	10,755
Non-cash unit-based compensation expense	939	128	1,878	128
Depletion	8,949	6,064	17,850	11,631

Adjusted EBITDA	$18,140	$15,688	$33,230	$30,476

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

Our partnership agreement does not require us to distribute any of the cash we generate from operations. We believe, however, that it will be in the best interests of our unitholders if we distribute a substantial portion of the cash we generate from operations. The board of directors of our general partner has adopted a policy to distribute an amount equal to the available cash we generate each quarter to our unitholders. On February 5, 2015, the board of directors of the General Partner approved a cash distribution attributable to the fourth quarter of 2014 of $0.25 per common unit, which was paid on February 27, 2015. This distribution included a total of $17.6 million distributed to Diamondback. On May 1, 2015, the board of directors of the general partner approved a cash distribution attributable to the first quarter of 2015 of $0.19 per common unit, which was paid on May 22, 2015. This distribution included a total of $13.4 million distributed to Diamondback. Cash distributions will be made to the common unitholders of record on the applicable record date, generally within 60 days after the end of each quarter. Available cash for each quarter will be determined by the board of directors of our general partner following the end of such quarter. Available cash for each quarter will generally equal Adjusted EBITDA reduced for cash needed for debt service and other contractual obligations and fixed charges and reserves for future operating or capital needs that the board of directors of our general partner deems necessary or appropriate, if any.
Our Credit Agreement
On July 8, 2014, we entered into a $500.0 million secured revolving credit agreement with Wells Fargo as the administrative agent, sole book runner and lead arranger. The credit agreement, which was amended August 15, 2014 to add additional lenders to the lending group, matures on July 8, 2019. The credit agreement was further amended on May 22, 2015 to, among other things, increase the borrowing base from $110.0 million to $175.0 million and to provide for certain restrictions on purchasing margin stock. As of June 30, 2015, the borrowing base remained at $175.0 million and we had no outstanding borrowings. On July 9, 2015, we borrowed $24.0 million to fund a portion of the purchase price for certain overriding royalty interests. See”—Recent Developments.”
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
The credit agreement contains various affirmative, negative and financial maintenance covenants. These covenants, among other things, limit additional indebtedness, purchases of margin stock, additional liens, sales of assets, mergers and consolidations, dividends and distributions, transactions with affiliates and entering into certain swap agreements and require the maintenance of the financial ratios described below.

Financial Covenant	Required Ratio
Ratio of total debt to EBITDAX	Not greater than 4.0 to 1.0
Ratio of current assets to liabilities, as defined in the credit agreement	Not less than 1.0 to 1.0
EBITDAX is annualized for the four fiscal quarters ending on the last day of the fiscal quarter for which financial statements are available, beginning with the quarter ended September 30, 2014.

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
Cash Flows
The following table presents our cash flows for the period indicated.

	Six Months Ended June 30,
	2015	2014

	(in thousands)
Cash Flow Data:
Cash flows provided by operating activities	$30,173	$14,064
Cash flows provided by (used in) investing activities	77	(5,275)
Cash flows used in financing activities	(35,372)	(2,522)
Net increase (decrease) in cash	$(5,122)	$6,267
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
Investing Activities
We used cash for investing activities of $5.3 million during the six months ended June 30, 2014 related to capitalized interest on the subordinated note used to purchase mineral interests.
Financing Activities
Net cash used in financing activities of $35.4 million during the six months ended June 30, 2015 primarily relates to our distribution to our unitholders in February and May 2015. We used cash for financing activities of $2.5 million during the six months ended June 30, 2014 primarily for interest payments on the subordinated note. In connection with the closing of the IPO, we agreed to distribute to Diamondback all cash and cash equivalents and the royalty income receivable on hand in the aggregate amount of approximately $11.3 million and the net proceeds from the IPO. As of June 30, 2014, we had distributed $137.5 million to Diamondback.

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
Credit Risk
We are subject to risk resulting from the concentration of royalty interest revenues in producing oil and natural gas properties and receivables with several significant purchasers. For the six months ended June 30, 2015, two purchasers accounted for more than 10% of royalty interest revenue: Shell Trading (US) Company (71%) and RSP Permian LLC (23%). For the six months ended June 30, 2014, two purchasers accounted for more than 10% of royalty interest revenue: Shell Trading (US) Company (70%) and Permian Transport and Trading (12%). We do not require collateral and do not believe the loss of any single purchaser would materially impact our operating results, as crude oil and natural gas are fungible products with well-established markets and numerous purchasers.
Interest Rate Risk
We are subject to market risk exposure related to changes in interest rates on our indebtedness under our credit agreement. The terms of our credit agreement provide for interest on borrowings at a floating rate equal to an alternative base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.5% and 3-month LIBOR plus 1.0%) or LIBOR, in each case plus the applicable margin. The applicable margin ranges from 0.5% to 1.50% in the case of the alternative base rate and from 1.50% to 2.50% in the case of LIBOR, in each case depending on the amount of the loan outstanding in relation to the borrowing base. We entered into this credit agreement on July 8, 2014, and as of June 30, 2015, we had no outstanding borrowings. On July 9, 2015, we borrowed $24.0 million under our credit agreement. An increase or decrease of 1% in the interest rate on this outstanding borrowing would have a corresponding decrease or increase in our interest expense of approximately $240,000 based on the $24.0 million outstanding in the aggregate under our credit agreement on July 9, 2015.

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
As of June 30, 2015, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer of our general partner have concluded that as of June 30, 2015, our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

In addition to the information set forth in this Form 10–Q, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10–K for the year ended December 31,
2014 and in subsequent filings we make with the SEC. There have been no material changes in our risk factors from those described in our Annual Report on Form 10–K for the year ended December 31, 2014.

ITEM 6.     EXHIBITS

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

10.1*
First Amendment, dated as of August 15, 2014, to Credit Agreement, dated as of July 8, 2014, among Viper Energy Partners LP, as borrower, the guarantors party thereto, Wells Fargo, National Association, as administrative agent, and certain lenders party thereto.

10.2*
Second Amendment, dated as of May 22, 2015, to Credit Agreement, dated as of July 8, 2014, among Viper Energy Partners LP, as borrower, the guarantors party thereto, Wells Fargo, National Association, as administrative agent, and certain lenders party thereto.

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

VIPER ENERGY PARTNERS LP

		By:	VIPER ENERGY PARTNERS GP LLC
its General Partner

Date:	August 10, 2015	By:	/s/ Travis D. Stice
Travis D. Stice
Chief Executive Officer

Date:	August 10, 2015	By:	/s/ Teresa L. Dick
Teresa L. Dick
Chief Financial Officer