Form 10-Q
period 2015-09-30
Viper Energy Partners LP
filed 2015-11-06
CIK 1602065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 3, 2015, 79,726,006 common limited partner units of the registrant were outstanding.

1

VIPER ENERGY PARTNERS LP
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2015

i

GLOSSARY OF OIL AND NATURAL GAS TERMS
The following is a glossary of certain oil and gas terms that are used in this Quarterly Report on Form 10-Q (this “report”):

Basin	A large depression on the earth’s surface in which sediments accumulate.
Bbl	Stock tank barrel, or 42 U.S. gallons liquid volume, used in this report in reference to crude oil or other liquid hydrocarbons.
BOE	Barrels of oil equivalent, with six thousand cubic feet of natural gas being equivalent to one barrel of oil.
BOE/d	BOE per day.
British Thermal Unit	The quantity of heat required to raise the temperature of one pound of water by one degree Fahrenheit.
Crude oil	Liquid hydrocarbons retrieved from geological structures underground to be refined into fuel sources.
Fracturing	The process of creating and preserving a fracture or system of fractures in a reservoir rock typically by injecting a fluid under pressure through a wellbore and into the targeted formation.
Gross acres or gross wells	The total acres or wells, as the case may be, in which a working interest is owned.
Mcf	Thousand cubic feet of natural gas.
Mineral interests	The interests in ownership of the resource and mineral rights, giving an owner the right to profit from the extracted resources.
MMBtu	Million British Thermal Units.
Net acres or net wells	The sum of the fractional working interest owned in gross acres.
Oil and natural gas properties	Tracts of land consisting of properties to be developed for oil and natural gas resource extraction.
Operator	The individual or company responsible for the exploration and/or production of an oil or natural gas well or lease.
Prospect
A specific geographic area which, based on supporting geological, geophysical or other data and also preliminary economic analysis using reasonably anticipated prices and costs, is deemed to have potential for the discovery of commercial hydrocarbons.

Proved reserves
The estimated quantities of oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be commercially recoverable in future years from known reservoirs under existing economic and operating conditions.

Reserves
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

Reservoir
A porous and permeable underground formation containing a natural accumulation of producible natural gas and/or oil that is confined by impermeable rock or water barriers and is separate from other reservoirs.

Royalty interest	An interest that gives an owner the right to receive a portion of the resources or revenues without having to carry any costs of development.
Wellbore	The hole drilled by the bit that is equipped for oil or natural gas production on a completed well.
Working interest
An operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and receive a share of production and requires the owner to pay a share of the costs of drilling and production operations.

GLOSSARY OF CERTAIN OTHER TERMS
The following is a glossary of certain other terms that are used in this report:

Diamondback	Diamondback Energy, Inc., a Delaware corporation.
Exchange Act	The Securities Exchange Act of 1934, as amended.
GAAP	Accounting principles generally accepted in the United States.
General Partner	Viper Energy Partners GP LLC, a Delaware limited liability company, and the General Partner of the Partnership.
IPO	The Partnership’s initial public offering.
LTIP	Viper Energy Partners LP Long Term Incentive Plan.
Partnership	Viper Energy Partners LP, a Delaware limited partnership.
Partnership agreement	The first amended and restated agreement of limited partnership, dated June 23, 2014, entered into by the General Partner and Diamondback in connection with the closing of the IPO.
Predecessor	Viper Energy Partners LLC, a Delaware limited liability company, and a wholly owned subsidiary of the Partnership.
SEC	Securities and Exchange Commission.
Securities Act	The Securities Act of 1933, as amended.
Wells Fargo	Wells Fargo Bank, National Association.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Various statements contained in this report that express a belief, expectation, or intention, or that are not statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements, other than statements of historical fact, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. In particular, the factors discussed in this report, including those detailed under Part II. Item 1A. Risk Factors in this report, could affect our actual results and cause our actual results to differ materially from expectations, estimates or assumptions expressed, forecasted or implied in such forward-looking statements.

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

All forward-looking statements speak only as of the date of this report. You should not place undue reliance on these forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this report are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved or occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

Viper Energy Partners LP
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2015	2014

	(In thousands, except unit amounts)
Assets
Current assets:
Cash and cash equivalents	$4,951	$15,110
Restricted cash	500	500
Royalty income receivable	10,596	8,239
Other current assets	453	253
Total current assets	16,500	24,102
Property and equipment
Oil and natural gas interests, based on the full cost method of accounting ($75,121 and $91,444 excluded from depletion at September 30, 2015 and December 31, 2014, respectively)	543,304	511,085
Accumulated depletion	(59,386)	(32,800)
Oil and natural gas interest, net	483,918	478,285
Other assets	35,866	35,015
Total assets	$536,284	$537,402
Liabilities and Unitholders’ Equity
Current liabilities:
Accounts payable	$—	$6
Other accrued liabilities	2,104	2,045
Total current liabilities	2,104	2,051
Long-term debt	29,000	—
Total liabilities	31,104	2,051
Commitments and contingencies (Note 9)
Unitholders’ equity:
Common units (79,726,006 units and 79,708,888 units issued and outstanding as of September 30, 2015 and December 31, 2014, respectively)	505,180	535,351
Total unitholders’ equity	505,180	535,351
Total liabilities and unitholders’ equity	$536,284	$537,402

See accompanying notes to consolidated financial statements.

Viper Energy Partners LP
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(In thousands, except per unit amounts)
Royalty income	$18,777	$22,767	$54,941	$55,869
Costs and expenses:
Production and ad valorem taxes	1,686	1,478	4,431	3,791
Gathering and transportation	167	—	167	—
Depletion	8,737	7,971	26,587	19,602
General and administrative expenses	1,531	1,250	4,126	1,535
General and administrative expenses—related party	111	893	375	1,049
Total costs and expenses	12,232	11,592	35,686	25,977
Income from operations	6,545	11,175	19,255	29,892
Other income (expense)
Interest expense	(358)	(317)	(733)	(317)
Interest expense—related party, net of capitalized interest	—	—	—	(10,755)
Other income	168	11	960	11
Total other income (expense), net	(190)	(306)	227	(11,061)
Net income	$6,355	$10,869	$19,482	$18,831
Allocation of net income:
Net income attributable to the period January 1, 2014 through June 22, 2014				$7,021
Net income attributable to the period June 23, 2014 through September 30, 2014				11,810
				$18,831
Net income attributable to common limited partners per unit:
Basic and Diluted*	$0.08	$0.14	$0.24	$0.15
Weighted average number of limited partner units outstanding
Basic*	79,721	76,618	79,713	76,589
Diluted*	79,730	77,235	79,728	76,659

See accompanying notes to consolidated financial statements.
*Year-to-date 2014 information presented is attributable to the period June 23, 2014 through September 30, 2014.

Viper Energy Partners LP
Statement of Consolidated Unitholders' Equity and Members' Equity
(Unaudited)

	Limited Partners
		Predecessor
		Members’
	Common	Equity	Total

	(In thousands)
Balance at December 31, 2013	$—	$2,988	$2,988
Net income attributable to the period January 1, 2014 through June 22, 2014	—	7,021	7,021
Contribution of note payable to equity	—	437,115	437,115
Exchange of Predecessor interests for units (Note 1)	447,124	(447,124)	—
Net proceeds from the issuance of common units	232,334	—	232,334
Distribution of net proceeds to Diamondback (Note 1)	(148,760)	—	(148,760)
Unit-based compensation	1,011	—	1,011
Net income attributable to the period June 23, 2014 through September 30, 2014	11,810	—	11,810
Balance at September 30, 2014*	$543,519	$—	$543,519

Balance at December 31, 2014	$535,351	$—	$535,351
Unit-based compensation	2,956	—	2,956
Distribution to public	(6,113)	—	(6,113)
Distribution to Diamondback	(46,496)	—	(46,496)
Net income	19,482	—	19,482
Balance at September 30, 2015	$505,180	$—	$505,180

See accompanying notes to consolidated financial statements.
*See Note 1 for information regarding the basis of financial statement presentation.

Viper Energy Partners LP
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2015	2014*
	(In thousands)
Cash flows from operating activities:
Net income	$19,482	$18,831
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion	26,587	19,602
Amortization of debt issuance costs	224	47
Non-cash unit-based compensation	2,956	1,011
Changes in operating assets and liabilities:
Royalty income receivable	(2,357)	(539)
Other current assets	—	(567)
Accounts payable—related party	—	(9,779)
Accounts payable and other accrued liabilities	53	1,027
Prepaid expenses and other	(972)	—
Net cash provided by operating activities	45,973	29,633
Cash flows from investing activities:
Additions to oil and natural gas interests	71	(5,275)
Acquisition of mineral interests	(32,291)	(57,688)
Cost method investment	—	(33,851)
Net cash used in investing activities	(32,220)	(96,814)
Cash flows from financing activities
Proceeds from borrowings on credit facility	29,000	78,000
Repayment on credit facility	—	(78,000)
Principal payment on subordinated note	—	(2,885)
Debt issuance costs	(303)	(1,272)
Proceeds from public offerings	—	234,546
Public offering costs	—	(1,706)
Distribution of net proceeds from public offerings to Diamondback (Note 1)	—	(148,760)
Distribution to partners	(52,609)	—
Net cash (used in) provided by financing activities	(23,912)	79,923
Net (decrease) increase in cash	(10,159)	12,742
Cash and cash equivalents at beginning of period	15,110	762
Cash and cash equivalents at end of period	$4,951	$13,504

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest	$495	$16,766

Supplemental disclosure of non—cash transactions:
Note payable converted to equity	$—	$437,115
Capitalized interest	$—	$5,275
See accompanying notes to consolidated financial statements.
*See Note 1 for information regarding the basis of financial statement presentation.

Viper Energy Partners LP
Notes to Financial Statements
(Unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION

Organization

Viper Energy Partners LP (the “Partnership”) is a publicly traded Delaware limited partnership, the common units of which are listed on the NASDAQ Global Market under the symbol “VNOM”. The Partnership was formed by Diamondback Energy, Inc. (“Diamondback”) on February 27, 2014 to, among other things, own, acquire and exploit oil and natural gas properties in North America. The Partnership is currently focused on oil and natural gas properties in the Permian Basin. Unless the context requires otherwise, references to “we,” “us,” “our,” or “the Partnership” are intended to mean the business and operations of Viper Energy Partners LP and its consolidated subsidiary, Viper Energy Partners LLC (the “Predecessor”).

Prior to the completion of the Partnership’s IPO of 5,750,000 common units representing limited partner interests (which included 750,000 common units issued pursuant to an option to purchase additional common units granted to the underwriters), Diamondback owned all of the general and limited partner interests in the Partnership. On June 23, 2014, the Partnership completed its IPO at a price to the public of $26.00 per common unit. The Partnership received net proceeds of approximately $137.2 million from the sale of these common units, net of offering expenses and underwriting discounts and commissions.

In connection with the IPO, Diamondback contributed all of the membership interests in the Predecessor to the Partnership in exchange for 70,450,000 common units. Diamondback maintained its non-economic general partner interest in the Partnership through its wholly-owned subsidiary, the General Partner. In addition, in connection with the closing of the IPO, the Partnership agreed to distribute to Diamondback all cash and cash equivalents and the royalty income receivable on hand in the aggregate amount of approximately $11.3 million and the net proceeds from the IPO. As of December 31, 2014, the Partnership had distributed $148.8 million to Diamondback as part of the IPO transactions. The contribution of the Predecessor to the Partnership was accounted for as a combination of entities under common control with assets and liabilities transferred at their carrying amounts in a manner similar to a pooling of interests.

On September 19, 2014, the Partnership completed an underwritten public offering of 3,500,000 common units. The common units were sold to the public at $28.50 per unit and the Partnership received net proceeds of approximately $94.8 million from the sale of these common units, net of offering expenses and underwriting discounts and commissions.

As of September 30, 2015, the General Partner held a 100% non-economic general partner interest in the Partnership and Diamondback had an approximate 88% limited partner interest in the Partnership. Diamondback owns and controls the General Partner.

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

The accompanying consolidated financial statements and related notes thereto were prepared in conformity with GAAP. All material intercompany balances and transactions are eliminated in consolidation.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers”. This update supersedes most of the existing revenue recognition requirements in GAAP and requires (i) an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services and (ii) requires expanded disclosures regarding the nature, amount, timing, and certainty of revenue and cash flows from contracts with customers. The standard will be effective for annual and interim reporting periods beginning after December 15, 2017, with early application not permitted. The standard allows for either full retrospective adoption, meaning the standard is applied to all periods presented in the financial statements, or modified retrospective adoption, meaning the standard is applied only to the most current period presented. The Partnership is currently evaluating the impact, if any, that the adoption of this update will have on the Partnership’s financial position, results of operations, and liquidity.

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-03, “Interest—Imputation of Interest”. This update requires that debt issuance costs related to a recognized debt liability (except costs associated with revolving debt arrangements) be presented in the balance sheet as a direct deduction from that debt liability, consistent with the presentation of a debt discount to simplify the presentation of debt issuance costs. The standard will be effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early application will be permitted for financial statements that have not previously been issued. Adoption of the new guidance will only affect the presentation of the Partnership’s consolidated balance sheets and will not have a material impact on the Partnership’s consolidated financial statements.

3.    OIL AND NATURAL GAS INTERESTS

Oil and natural gas interests include the following:

	September 30,	December 31,
	2015	2014

	(in thousands)
Oil and natural gas interests:
Subject to depletion	$468,183	$419,641
Not subject to depletion-acquisition costs
Incurred in 2015	29,398	—
Incurred in 2014	45,723	48,266
Incurred in 2013	—	43,178
Total not subject to depletion	75,121	91,444

Gross oil and natural gas interests	543,304	511,085
Accumulated depletion	(59,386)	(32,800)
Oil and natural gas interests, net	$483,918	$478,285

Costs associated with unevaluated properties are excluded from the full cost pool until a determination as to the existence of proved reserves is able to be made. The inclusion of the Partnership’s unevaluated costs into the amortization base is expected to be completed within three to five years.

Acquisition

On July 9, 2015, the Partnership completed the acquisition of an approximate average 1.5% overriding royalty interest in certain acreage primarily located in Howard County, Texas from Diamondback for $31.1 million. This acquisition was primarily funded with borrowings under the Partnership’s revolving credit facility discussed in Note 4.

4.    DEBT

Credit Agreement-Wells Fargo Bank

On July 8, 2014, the Partnership entered into a secured revolving credit agreement with Wells Fargo, as the administrative agent, sole book runner and lead arranger. The credit agreement, which was amended August 15, 2014 to add additional lenders to the lending group, provides for a revolving credit facility in the maximum amount of $500.0 million, subject to scheduled semi-annual and other elective collateral borrowing base redeterminations based on the Partnership’s oil and natural gas reserves and other factors. The borrowing base is scheduled to be re-determined semi-annually with effective dates of April 1st and October 1st. In addition, the Partnership may request up to three additional redeterminations of the borrowing base during any 12-month period. The credit agreement was further amended on May 22, 2015 to, among other things, increase the borrowing base from $110.0 million to $175.0 million and to provide for certain restrictions on purchasing margin stock. As of September 30, 2015, the borrowing base remained at $175.0 million. The Partnership had $29.0 million outstanding under its credit agreement as of September 30, 2015.

The outstanding borrowings under the credit agreement bear interest at a rate elected by the Partnership that is equal to an alternative base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.5% and 3-month LIBOR plus 1.0%) or LIBOR, in each case plus the applicable margin. The applicable margin ranges from 0.50% to 1.50% in the case of the alternative base rate and from 1.50% to 2.50% in the case of LIBOR, in each case depending on the amount of the loan outstanding in relation to the borrowing base. The Partnership is obligated to pay a quarterly commitment fee ranging from 0.375% to 0.500% per year on the unused portion of the borrowing base, which fee is also dependent on the amount of the loan outstanding in relation to the borrowing base. Loan principal may be optionally repaid from time to time without premium or penalty (other than customary LIBOR breakage), and is required to be repaid (a) to the extent that the loan amount exceeds the borrowing base, whether due to a borrowing base redetermination or otherwise (in some cases subject to a cure period) and (b) at the maturity date of July 8, 2019. The loan is secured by substantially all of the assets of the Partnership and its subsidiary.

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

Financial Covenant	Required Ratio
Ratio of total debt to EBITDAX(1)	Not greater than 4.0 to 1.0
Ratio of current assets to liabilities, as defined in the credit agreement	Not less than 1.0 to 1.0

(1)	EBITDAX is annualized for the four fiscal quarters ending on the last day of the fiscal quarter for which financial statements are available, beginning with the quarter ended September 30, 2014.

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

The lenders may accelerate all of the indebtedness under the Partnership’s credit agreement upon the occurrence and during the continuance of any event of default. The Partnership’s credit agreement contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross-default, bankruptcy and change of control. There are no cure periods for events of default due to non-payment of principal and breaches of negative and financial covenants, but non-payment of interest and breaches of certain affirmative covenants are subject to customary cure periods.

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

5.    RELATED PARTY TRANSACTIONS

Acquisition

On July 9, 2015, the Partnership completed the acquisition of an approximate average 1.5% overriding royalty interest in certain acreage primarily located in Howard County, Texas from Diamondback for $31.1 million. This acquisition was primarily funded with borrowings under the Partnership’s revolving credit facility discussed in Note 4.

Partnership Agreement

In connection with the closing of the IPO, the General Partner and Diamondback entered into the first amended and restated agreement of limited partnership, dated June 23, 2014 (the “Partnership Agreement”). The Partnership Agreement requires the Partnership to reimburse the General Partner for all direct and indirect expenses incurred or paid on the Partnership’s behalf and all other expenses allocable to the Partnership or otherwise incurred by the General Partner in connection with operating the Partnership’s business. The Partnership Agreement does not set a limit on the amount of expenses for which the General Partner and its affiliates may be reimbursed. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for the Partnership or on the Partnership’s behalf and expenses allocated to the General Partner by its affiliates. The General Partner is entitled to determine the expenses that are allocable to the Partnership. For both the three and nine months ended September 30, 2014, the Partnership reimbursed the General Partner $0.8 million.

Advisory Services Agreement

In connection with the closing of the IPO, the Partnership and General Partner entered into an advisory services agreement with Wexford Capital LP (“Wexford”) dated as of June 23, 2014 (the “Advisory Services Agreement”), under which Wexford provides the Partnership and the General Partner with general financial and strategic advisory services related to the Partnership’s

Viper Energy Partners LP
Notes to Financial Statements - (Continued)
(unaudited)

business in return for an annual fee of $0.5 million, plus reasonable out-of-pocket expenses. The Advisory Services Agreement has an initial term of two years commencing on June 23, 2014, and continues for additional one-year periods unless terminated in writing by either party at least ten days prior to the expiration of the then current term. It may be terminated at any time by either party upon 30 days prior written notice. In the event the Partnership terminates the Advisory Services Agreement, the Partnership is obligated to pay all amounts due through the remaining term. In addition, the Partnership has agreed to pay Wexford to-be-negotiated market-based fees approved by the conflict committee of the board of directors of the General Partner for such services as may be provided by Wexford at the Partnership’s request in connection with future acquisitions and divestitures, financings or other transactions in which the Partnership may be involved. The services provided by Wexford under the Advisory Services Agreement do not extend to the Partnership’s day-to-day business or operations. The Partnership has agreed to indemnify Wexford and its affiliates from any and all losses arising out of or in connection with the Advisory Services Agreement except for losses resulting from Wexford’s or its affiliates’ gross negligence or willful misconduct. For the three months ended September 30, 2015 and 2014, we incurred costs of $0.2 million and $0.1 million, respectively, and $0.5 million and $0.1 million, respectively, for the nine months ended September 30, 2015 and 2014, under the Advisory Services Agreement.

Tax Sharing

In connection with the closing of the IPO, the Partnership entered into a tax sharing agreement with Diamondback, dated June 23, 2014, pursuant to which the Partnership agreed to reimburse Diamondback for its share of state and local income and other taxes for which the Partnership’s results are included in a combined or consolidated tax return filed by Diamondback with respect to taxable periods including or beginning on June 23, 2014. The amount of any such reimbursement is limited to the tax the Partnership would have paid had it not been included in a combined group with Diamondback. Diamondback may use its tax attributes to cause its combined or consolidated group, of which the Partnership may be a member for this purpose, to owe less or no tax. In such a situation, the Partnership agreed to reimburse Diamondback for the tax the Partnership would have owed had the tax attributes not been available or used for the Partnership’s benefit, even though Diamondback had no cash tax expense for that period.

Shared Services Agreement

Effective September 19, 2013, the Predecessor entered into a shared services agreement with Diamondback E&P LLC, a wholly-owned subsidiary of Diamondback. This agreement was terminated in connection with the IPO. Under this agreement, Diamondback E&P LLC provided consulting and administrative services to the Predecessor. The Predecessor incurred a monthly charge for the services of $26,000. For the nine months ended September 30, 2014, the Partnership incurred costs under this agreement of $0.2 million.

6.    UNIT–BASED COMPENSATION

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

For the three and nine months ended September 30, 2015, the Partnership incurred $1.1 million and $3.0 million, respectively, of unit–based compensation.

Unit Options

In accordance with the LTIP, the exercise price of unit options granted may not be less than the market value of the common units at the date of grant. The units issued under the LTIP will consist of new common units of the Partnership. On June 17, 2014, the Partnership granted 2,500,000 unit options to the executive officers of the General Partner. The unit options vest approximately 33% ratably on each of the first three anniversaries of the date of grant or earlier upon a change of control (as defined in the LTIP). Vested unit options will be automatically exercised upon the earlier of a change of control or the third anniversary of the grant date unless extended in accordance with the terms of the LTIP (the “Exercise Date”). In the event the fair

Viper Energy Partners LP
Notes to Financial Statements - (Continued)
(unaudited)

market value per unit as of the Exercise Date is less than the exercise price per option unit, the vested options will automatically terminate and become null and void on the Exercise Date.

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

2014
Grant-date fair value	$4.24
Expected volatility	36.0%
Expected dividend yield	5.9%
Expected term (in years)	3.0
Risk-free rate	0.99%

The following table presents the unit option activity under the LTIP for the nine months ended September 30, 2015:

		Weighted Average
	Unit Options	Exercise Price	Remaining Term	Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2014	2,500,000	$26.00
Granted	—	$—
Outstanding at September 30, 2015	2,500,000	$—	1.75	$—
Vested and Expected to Vest at September 30, 2015	2,500,000	$—	1.75	$—
Exercisable at September 30, 2015	—	$—	0	$—

As of September 30, 2015, the unrecognized compensation cost related to unvested unit options was $6.1 million. Such cost is expected to be recognized over a weighted-average period of 1.75 years.

Phantom Units

Under the LTIP, the Board of Directors of the General Partner is authorized to issue phantom units to eligible employees. The Partnership estimates the fair value of phantom units as the closing price of the Partnership’s common units on the grant date of the award, which is expensed over the applicable vesting period. Upon vesting, the phantom units entitle the recipient to one common unit of the Partnership for each phantom unit.

The following table presents the phantom unit activity under the LTIP for the nine months ended September 30, 2015:

	Phantom Units	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2014	17,776	$19.51
Granted	24,690	$15.48
Vested	(17,118)	$17.57
Unvested at September 30, 2015	25,348	$16.89

The aggregate fair value of phantom units that vested during the nine months ended September 30, 2015 was $0.3 million. As of September 30, 2015, the unrecognized compensation cost related to unvested phantom units was $0.4 million. Such cost is expected to be recognized over a weighted-average period of 1.37 years.

7.    PARTNERS’ CAPITAL AND PARTNERSHIP DISTRIBUTIONS

The Partnership has general partner and common unit partnership interests. The general partner interest is a non-economic interest and is not entitled to any cash distributions.

At September 30, 2015, the Partnership had a total of 79,726,006 common units issued and outstanding, of which 70,450,000 common units were owned by Diamondback, representing approximately 88% of the total Partnership common units outstanding.

The following table summarizes changes in the number of the Partnership’s common units:

Common Units

Diamondback Energy, Inc. ownership of common units	70,450,000
Common units issued in June 23, 2014 IPO	5,750,000
Common units issued in September 19, 2014 public offering	3,500,000
Common units vested and issued under the 2014 LTIP	26,006
Balance September 30, 2015	79,726,006

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

On July 31, 2015, the board of directors of the General Partner approved a cash distribution for the second quarter of 2015 of $0.22 per common unit, which was paid on August 21, 2015. This distribution included a total of $15.5 million distributed to Diamondback.

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

8.    EARNINGS PER UNIT

The net income per common unit on the consolidated statements of operations is based on the net income of the Partnership for the three and nine months ended September 30, 2015 and for the period after the closing of the IPO on June 23, 2014 through September 30, 2014, since this is the amount of net income that is attributable to the Partnership’s common units.

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

Viper Energy Partners LP
Notes to Financial Statements - (Continued)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,	June 23 through September 30,
	2015	2014	2015	2014
	(In thousands, except per unit amounts)
Net income attributable to the period	$6,355	$10,869	$19,482	$11,810
Net income per common unit, basic	$0.08	$0.14	$0.24	$0.15
Net income per common unit, diluted	$0.08	$0.14	$0.24	$0.15
Weighted-average common units outstanding, basic	79,721	76,618	79,713	76,589
Weighted-average common units outstanding, diluted	79,730	77,235	79,728	76,659

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

Litigation

The Company filed an action in October 2014 to recover a $500,000 escrow in connection with a purchase and sale agreement.  The escrow agent interpleaded the funds, and the other parties to the agreement have filed a counterclaim to recover the escrow.  Both sides also seek recovery of their attorneys’ fees.  The case is presently in discovery and is scheduled for trial in January 2016.  It is not possible to predict the outcome with reasonable certainty, but the Company does not believe that an adverse outcome would have a material adverse effect on the Company’s financial statements and has not included a loss contingency reserve for this matter.

10.    SUBSEQUENT EVENTS

On October 30, 2015, the board of directors of the General Partner approved a cash distribution for the third quarter of 2015 of $0.20 per common unit, payable on November 20, 2015, to unitholders of record at the close of business on November 13, 2015.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and notes thereto presented in this report as well as our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs, and expected performance. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors. See “Part II. Item 1A. Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements.”

Overview

We are a publicly traded Delaware limited partnership formed by Diamondback on February 27, 2014 to, among other things, own, acquire and exploit oil and natural gas properties in North America. The Partnership is currently focused on oil and natural gas properties in the Permian Basin. As of September 30, 2015, our general partner held a 100% non-economic general partner interest in us, and Diamondback had an approximate 88% limited partner interest in us. Diamondback also owns and controls our general partner.

We operate in one reportable segment engaged in the acquisition of oil and natural gas properties. Our assets consist primarily of producing oil and natural gas properties principally located in the Permian Basin of West Texas.

Sources of Our Revenue

Our revenues are derived from royalty payments we receive from our operators based on the sale of oil and natural gas production, as well as the sale of natural gas liquids that are extracted from natural gas during processing. Royalty payments may vary significantly from period to period as a result of commodity prices, production mix and volumes of production sold by our operators. For the three months ended September 30, 2015, our revenues were derived 92% from oil sales, 4% from natural gas liquid sales and 4% from natural gas sales and for the three months ended September 30, 2014, our revenues were derived 91% from oil sales, 6% from natural gas liquid sales and 3% from natural gas sales. For the nine months ended September 30, 2015, our revenues were derived 93% from oil sales, 4% from natural gas liquid sales and 3% from natural gas sales and for the nine months ended September 30, 2014, our revenues were derived 91% from oil sales, 6% from natural gas liquid sales and 3% from natural gas sales. As a result, our revenues are more sensitive to fluctuations in oil prices than they are to fluctuations in natural gas liquids or natural gas prices. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices. Oil, natural gas liquids and natural gas prices have historically been volatile. During 2014, West Texas Intermediate posted prices ranged from $53.45 to $107.95 per Bbl and the Henry Hub spot market price of natural gas ranged from $2.74 to $8.15 per MMBtu. On September 30, 2015, the West Texas Intermediate posted price for crude oil was $45.09 per Bbl and the Henry Hub spot market price of natural gas was $2.47 per MMBtu. Since September 2014, oil prices have declined from over $91 per Bbl to a range of prices between $38 per Bbl and $62 per Bbl for the nine months ended September 30, 2015 due in large part to increasing supplies and weakening demand growth. Lower prices may not only decrease our revenues, but also potentially the amount of oil and natural gas that our operators can produce economically. Lower oil and natural gas prices may also result in a reduction in the borrowing base under our credit agreement, which may be determined at the discretion of our lenders.

Oil, natural gas liquids and gas prices have remained low in the fourth quarter of 2015. If prices remain at or below the current low levels, subject to numerous factors and inherent limitations, we will incur a non-cash full cost impairment in the fourth quarter of 2015, which will have an adverse effect on our results of operations.

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

We are subject to the Texas margin tax. Any amounts for the period in 2014 prior to the closing of the IPO on June 23, 2014 will be included in Diamondback’s unitary filing for this tax. Diamondback does not expect any Texas margin tax to be due for the three and nine months ended September 30, 2015 or 2014.

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

Long-Term Debt

•In connection with the closing of the IPO, the subordinated note issued by our predecessor to Diamondback effective September 19, 2013 was converted to equity; therefore, we no longer have the note payable and related interest expense.

•On July 8, 2014, we entered into a secured revolving credit agreement with Wells Fargo, as the administrative agent, sole book runner and lead arranger. The credit agreement, as amended, provides for a revolving credit facility in the maximum amount of $500.0 million, subject to scheduled semi-annual and other elective collateral borrowing base redeterminations based on our oil and natural gas reserves and other factors. The borrowing base is scheduled to be redetermined semi-annually with effective dates of April 1st and October 1st. In addition, we may request up to three additional redeterminations of the borrowing base during any 12-month period. As of September 30, 2015, the borrowing base was set at $175.0 million and we had $29.0 million outstanding borrowings.

General and Administrative

•We incur incremental general and administrative expenses of approximately $2.5 million annually as a result of being a publicly traded limited partnership, consisting of expenses associated with SEC reporting requirements, including annual and quarterly reports to unitholders, tax return and Schedule K-1 preparation and distribution, Sarbanes-Oxley Act compliance, NASDAQ Global Select Market listing, independent auditor fees, legal fees, investor relations activities, registrar and transfer agent fees, director and officer insurance and director compensation.

•The partnership agreement requires us to reimburse our general partner for all direct and indirect expenses incurred or paid on our behalf and all other expenses allocable to us or otherwise incurred by our general partner in connection with operating our business. The partnership agreement does not set a limit on the amount of expenses for which our general partner and its affiliates may be reimbursed. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by its affiliates. Our general partner is entitled to determine the expenses that are allocable to us. For the nine months ended September 30, 2015, no expenses were allocated to us by the general partner for reimbursement.

•On June 17, 2014, under the LTIP adopted in connection with the IPO, we granted awards of an aggregate of 2,500,000 unit options under the LTIP to executive officers of our general partner. For the three and nine months ended September 30, 2015, we incurred $1.1 million and $3.0 million, respectively, of unit–based compensation.

•In connection with the closing of the IPO, we and our general partner entered into an advisory services agreement with Wexford pursuant to which Wexford provides general financial and strategic advisory services to us and our general partner in exchange for a $0.5 million annual fee and certain expense reimbursement. For the three and nine months ended September 30, 2015, we incurred costs of $0.2 million and $0.5 million, respectively, under the advisory services agreement.

•In connection with the closing of the IPO, we entered into a tax sharing agreement with Diamondback pursuant to which we are required to reimburse Diamondback for our share of state and local income and other taxes for which our results are included in a combined or consolidated tax return filed by Diamondback with respect to taxable periods including or beginning on June 23, 2014. The amount of any such reimbursement is limited to the tax we would have paid had we not been included in a combined group with Diamondback. Diamondback may use its tax attributes to cause its combined or consolidated group, of which we may be a member for this purpose, to owe less or no tax. In such a situation, we would reimburse Diamondback for the tax we would have owed had the tax attributes not been available or used for our benefit, even though Diamondback had no cash tax expense for that period.

The following table summarizes our revenue and expenses and production data for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited, in thousands, except production data)
Operating Results:
Royalty income	$18,777	$22,767	$54,941	$55,869
Costs and expenses:
Production and ad valorem taxes	1,686	1,478	4,431	3,791
Gathering and transportation	167	—	167	—
Depletion	8,737	7,971	26,587	19,602
General and administrative expenses	1,531	1,250	4,126	1,535
General and administrative expenses—related party	111	893	375	1,049
Total costs and expenses	12,232	11,592	35,686	25,977
Income from operations	6,545	11,175	19,255	29,892
Other income (expense)
Interest expense	(358)	(317)	(733)	(317)
Interest expense—related party, net of capitalized interest	—	—	—	(10,755)
Other income	168	11	960	11
Total other income (expense), net	(190)	(306)	227	(11,061)
Net income	$6,355	$10,869	$19,482	$18,831

Allocation of net income:
Net income attributable to the period January 1, 2014 through June 22, 2014				$7,021
Net income attributable to the period June 23, 2014 through September 30, 2014				11,810
				$18,831

Production Data:
Oil (Bbls)	391,757	233,971	1,085,993	553,675
Natural gas (Mcf)	316,323	199,877	775,445	438,909
Natural gas liquids (Bbls)	81,339	42,410	186,295	99,213
Combined volumes (BOE)	525,817	309,694	1,401,529	726,040
Daily combined volumes (BOE/d)	5,715	3,366	5,134	2,659
% Oil	75%	75%	77%	76%

Comparison of the Three Months Ended September 30, 2015 and 2014

Royalty Income

Our royalty income for the three months ended September 30, 2015 and 2014 was $18.8 million and $22.8 million, respectively.

Our revenues are a function of oil, natural gas liquids and natural gas production volumes sold and average prices received for those volumes. Our operators received an average of $44.17 per Bbl of oil, $8.66 per Bbl of natural gas liquids and $2.43 per Mcf of natural gas for the volumes sold for the three months ended September 30, 2015. Our operators received an average of $88.69 per Bbl of oil, $28.37 per Bbl of natural gas liquids and $4.07 per Mcf of natural gas for the volumes sold for the three months ended September 30, 2014. The decrease in average prices received during the three months ended September 30, 2015 was partially offset by a 69.8% increase in combined volumes sold by our operators as compared to the three months ended September 30, 2014.

	Change in prices	Production volumes(1)	Total net dollar effect of change
			(in thousands)
Effect of changes in price:
Oil	$(44.52)	391,757	$(17,441)
Natural gas liquids	(19.71)	81,339	(1,603)
Natural gas	(1.64)	316,323	(519)
Total revenues due to change in price			$(19,563)

	Change in production volumes(1)	Prior period average prices	Total net dollar effect of change
			(in thousands)
Effect of changes in production volumes:
Oil	157,786	$88.69	$13,995
Natural gas liquids	38,929	28.37	1,104
Natural gas	116,446	4.07	474
Total revenues due to change in production volumes			15,573
Total change in revenues			$(3,990)

(1)	Production volumes are presented in Bbls for oil and natural gas liquids and Mcf for natural gas

General and Administrative Expenses

The general and administrative expenses primarily reflect costs associated with us being a publicly traded limited partnership, unit-based compensation, the amounts reimbursed to our general partner under our partnership agreement and amounts incurred under our advisory services agreement. For the three months ended September 30, 2015 and 2014, we incurred general and administrative expenses of $1.6 million and $2.1 million, respectively.

Net Interest Expense

The net interest expense for the three months ended September 30, 2015 and 2014 reflects the interest incurred under our credit agreement. Net interest expense for the three months ended September 30, 2015 and 2014 was $0.4 million and $0.3 million, respectively.

Comparison of the Nine Months Ended September 30, 2015 and 2014

Royalty Income

Our royalty income for the nine months ended September 30, 2015 and 2014 was $54.9 million and $55.9 million, respectively.

Our revenues are a function of oil, natural gas liquids and natural gas production volumes sold and average prices received for those volumes. Our operators received an average of $47.10 per Bbl of oil, $10.44 per Bbl of natural gas liquids and $2.39 per Mcf of natural gas for the volumes sold for the nine months ended September 30, 2015. Our operators received an average of $92.06 per Bbl of oil, $30.17 per Bbl of natural gas liquids and $4.34 per Mcf of natural gas for the volumes sold for the nine months ended September 30, 2014. The decrease in average prices received during the nine months ended September 30, 2015 was substantially offset by a 93.0% increase in combined volumes sold by our operators as compared to the nine months ended September 30, 2014.

	Change in prices	Production volumes(1)	Total net dollar effect of change
			(in thousands)
Effect of changes in price:
Oil	$(44.96)	1,085,993	$(48,826)
Natural gas liquids	(19.73)	186,295	(3,676)
Natural gas	(1.95)	775,445	(1,512)
Total revenues due to change in price			$(54,014)

	Change in production volumes(1)	Prior period average prices	Total net dollar effect of change
			(in thousands)
Effect of changes in production volumes:
Oil	532,318	$92.06	$48,998
Natural gas liquids	87,082	30.17	2,627
Natural gas	336,536	4.34	1,461
Total revenues due to change in production volumes			53,086
Total change in revenues			$(928)

General and Administrative Expenses

The general and administrative expenses primarily reflect costs associated with us being a publicly traded limited partnership, unit-based compensation, the amounts reimbursed to our general partner under our partnership agreement and amounts incurred under our advisory services agreement. For the nine months ended September 30, 2015 and 2014, we incurred general and administrative expenses of $4.5 million and $2.6 million, respectively.

Net Interest Expense

The net interest expense for the nine months ended September 30, 2015 reflects the interest incurred under our credit agreement. The net interest expense for the nine months ended September 30, 2014 primarily relates to interest incurred under the subordinated note of the Predecessor prior to the IPO and under our credit agreement after the IPO. Net interest expense for the nine months ended September 30, 2015 and 2014 was $0.7 million and $11.1 million, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Net Income	$6,355	$10,869	$19,482	$18,831
Interest expense, net of capitalized interest	358	317	733	317
Interest expense—related party, net of capitalized interest	—	—	—	10,755
Non-cash unit-based compensation expense	1,077	883	2,956	1,011
Depletion	8,737	7,971	26,587	19,602
Adjusted EBITDA	$16,527	$20,040	$49,758	$50,516

Liquidity and Capital Resources

Overview

Our primary sources of liquidity have been cash flows from operations and equity and debt financings, including borrowings under our credit agreement, and our primary uses of cash have been, and are expected to continue to be, to pay distributions to our unitholders and for replacement and growth capital expenditures, including the acquisition of oil and natural gas properties. Our ability to generate cash is subject to a number of factors, some of which are beyond our control, including weather, commodity prices, and general economic, financial, competitive, legislative, regulatory and other factors.

Our partnership agreement does not require us to distribute any of the cash we generate from operations. We believe, however, that it is in the best interests of our unitholders if we distribute a substantial portion of the cash we generate from operations. The board of directors of our general partner has adopted a policy to distribute an amount equal to the available cash we generate each quarter to our unitholders.

On February 5, 2015, the board of directors of our general partner approved a cash distribution attributable to the fourth quarter of 2014 of $0.25 per common unit, which was paid on February 27, 2015. This distribution included a total of $17.6 million distributed to Diamondback.

On May 1, 2015, the board of directors of our general partner approved a cash distribution attributable to the first quarter of 2015 of $0.19 per common unit, which was paid on May 22, 2015. This distribution included a total of $13.4 million distributed to Diamondback.

On July 31, 2015, the board of directors of our general partner approved a cash distribution for the second quarter of 2015 of $0.22 per common unit, which was paid on August 21, 2015. This distribution included a total of $15.5 million distributed to Diamondback.

On October 30, 2015, the board of directors of our general partner approved a cash distribution for the third quarter of 2015 of $0.20 per common unit, payable on November 20, 2015, to unitholders of record at the close of business on November 13, 2015.

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

Our Credit Agreement

On July 8, 2014, we entered into a $500.0 million secured revolving credit agreement with Wells Fargo, as the administrative agent, sole book runner and lead arranger. The credit agreement, which was amended August 15, 2014 to add additional lenders to the lending group, matures on July 8, 2019. The credit agreement was further amended on May 22, 2015 to, among other things, increase the borrowing base from $110.0 million to $175.0 million and to provide for certain restrictions on purchasing margin stock. As of September 30, 2015, the borrowing base remained at $175.0 million and we had $29.0 million outstanding borrowings.

The outstanding borrowings under the credit agreement bear interest at a rate elected by us that is equal to an alternative base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.5% and 3-month LIBOR plus 1.0%) or LIBOR, in each case plus the applicable margin. The applicable margin ranges from 0.50% to 1.50% in the case of the alternative base rate and from 1.50% to 2.50% in the case of LIBOR, in each case depending on the amount of the loan outstanding in relation to the borrowing base. We are obligated to pay a quarterly commitment fee ranging from 0.375% to 0.500% per year on the unused portion of the borrowing base, which fee is also dependent on the amount of the loan outstanding in relation to the borrowing base. Loan principal may be optionally repaid from time to time without premium or penalty (other than customary LIBOR breakage), and is required to be paid (a) if the loan amount exceeds the borrowing base, whether due to a borrowing base redetermination or otherwise (in some cases subject to a cure period) and (b) at the maturity date of July 8, 2019. The loan is secured by substantially all of our assets and our subsidiaries’ assets.

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

Financial Covenant	Required Ratio
Ratio of total debt to EBITDAX(1)	Not greater than 4.0 to 1.0
Ratio of current assets to liabilities, as defined in the credit agreement	Not less than 1.0 to 1.0

(1)	EBITDAX is annualized for the four fiscal quarters ending on the last day of the fiscal quarter for which financial statements are available, beginning with the quarter ended September 30, 2014.

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

The lenders may accelerate all of the indebtedness under our revolving credit agreement upon the occurrence and during the continuance of any event of default. The credit agreement contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross-default, bankruptcy and change of control. There are no cure periods for events of default due to non-payment of principal and breaches of negative and financial covenants, but non-payment of interest and breaches of certain affirmative covenants are subject to customary cure periods.

Cash Flows

The following table presents our cash flows for the period indicated.

	Nine Months Ended September 30,
	2015	2014

	(in thousands)
Cash Flow Data:
Net cash flows provided by operating activities	$45,973	$29,633
Net cash flows used in investing activities	(32,220)	(96,814)
Net cash flows (used in) provided by financing activities	(23,912)	79,923
Net increase (decrease) in cash	$(10,159)	$12,742

Operating Activities

Our operating cash flow is sensitive to many variables, the most significant of which are the volatility of prices for oil and natural gas and the volume of oil and natural gas sold by our producers. Prices for these commodities are determined primarily by prevailing market conditions. Regional and worldwide economic activity, weather and other substantially variable factors influence market conditions for these products. These factors are beyond our control and are difficult to predict.

Investing Activities

Net cash used in investing activities was $32.2 million during the nine months ended September 30, 2015 related to the acquisition of mineral interests. Net cash used in investing activities was $96.8 million during the nine months ended September 30, 2014 related to the acquisition of mineral interests and equity interests in an entity that owns mineral, overriding royalty, leasehold and other similar interests.

Financing Activities

Net cash used in financing activities was $23.9 million during the nine months ended September 30, 2015 primarily relating to our distribution to our unitholders in February and May 2015. Net cash provided by financing activities was $79.9 million during the nine months ended September 30, 2014 primarily attributable to the net proceeds from our IPO. In connection with the closing of the IPO, we agreed to distribute to Diamondback all cash and cash equivalents and the royalty income receivable on hand in the aggregate amount of approximately $11.3 million and the net proceeds from the IPO. As of September 30, 2014, we had distributed $148.8 million to Diamondback.

Contractual Obligations

There were no material changes in our contractual obligations and other commitments, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Critical Accounting Policies

There have been no changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Credit Risk

We are subject to risk resulting from the concentration of royalty interest revenues in producing oil and natural gas properties and receivables with several significant purchasers. For the nine months ended September 30, 2015, two purchasers accounted for more than 10% of royalty interest revenue: Shell Trading (US) Company (68%) and RSP Permian LLC (26%). For the nine months ended September 30, 2014, two purchasers accounted for more than 10% of royalty interest revenue: Shell Trading

(US) Company (71%) and Permian Transport and Trading (12%). We do not require collateral and do not believe the loss of any single purchaser would materially impact our operating results, as crude oil and natural gas are fungible products with well-established markets and numerous purchasers.

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on our indebtedness under our credit agreement. The terms of our credit agreement provide for interest on borrowings at a floating rate equal to an alternative base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.5% and 3-month LIBOR plus 1.0%) or LIBOR, in each case plus the applicable margin. The applicable margin ranges from 0.5% to 1.50% in the case of the alternative base rate and from 1.50% to 2.50% in the case of LIBOR, in each case depending on the amount of the loan outstanding in relation to the borrowing base. We entered into this credit agreement on July 8, 2014, and as of September 30, 2015, we had $29.0 million outstanding borrowings. An increase or decrease of 1% in the interest rate on this outstanding borrowing would have a corresponding decrease or increase in our interest expense of approximately $290,000 based on the $29.0 million outstanding in the aggregate under our credit agreement on September 30, 2015.

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

As of September 30, 2015, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer of our general partner have concluded that as of September 30, 2015, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

ITEM 1A.     RISK FACTORS

Our business faces many risks. Any of the risks discussed in this report and our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also materially impair our business operations, financial condition or future results.

In addition to the information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10–K for the year ended December 31, 2014 and in subsequent filings we make with the SEC. There have been no material changes in our risk factors from those described in our Annual Report on Form 10–K for the year ended December 31, 2014.

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
32.1**
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
**
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

VIPER ENERGY PARTNERS LP

		By:	VIPER ENERGY PARTNERS GP LLC
its General Partner

Date:	November 5, 2015	By:	/s/ Travis D. Stice
Travis D. Stice
Chief Executive Officer

Date:	November 5, 2015	By:	/s/ Teresa L. Dick
Teresa L. Dick
Chief Financial Officer