Form 10-K
period 2015-12-31
Viper Energy Partners LP
filed 2016-02-19
CIK 1602065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐   No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common units held by non-affiliates was approximately $178,525,922 on June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, based on closing prices in the daily composite list for transactions on the NASDAQ Global Select Market on such date. As of February 16, 2016, 79,726,006 common limited partner units of the registrant were outstanding.
Documents Incorporated By Reference: None

VIPER ENERGY PARTNERS LP
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2015

GLOSSARY OF OIL AND NATURAL GAS TERMS
The following is a glossary of certain oil and natural gas industry terms used in this Annual Report on Form 10-K (the “Annual Report” or this “report”):

3-D seismic
Geophysical data that depict the subsurface strata in three dimensions. 3-D seismic typically provides a more detailed and accurate interpretation of the subsurface strata than 2-D, or two-dimensional, seismic.

Basin	A large depression on the earth’s surface in which sediments accumulate.
Bbl	Stock tank barrel, or 42 U.S. gallons liquid volume, used in this report in reference to crude oil or other liquid hydrocarbons.
Bbls/d	Barrels per day.
BOE	Barrels of oil equivalent, with six thousand cubic feet of natural gas being equivalent to one barrel of oil.
BOE/d	Barrels of oil equivalent per day.
British Thermal Unit or Btu	The quantity of heat required to raise the temperature of one pound of water by one degree Fahrenheit.
Completion
The process of treating a drilled well followed by the installation of permanent equipment for the production of natural gas or oil, or in the case of a dry hole, the reporting of abandonment to the appropriate agency.

Condensate	Liquid hydrocarbons associated with the production that is primarily natural gas.
Crude oil	Liquid hydrocarbons retrieved from geological structures underground to be refined into fuel sources.
Deterministic method
The method of estimating reserves or resources under which a single value for each parameter (from the geoscience, engineering or economic data) in the reserves calculation is used in the reserves estimation procedure.

Developed acreage	Acreage allocated or assignable to productive wells.
Development costs	Capital costs incurred in the acquisition, exploitation and exploration of proved oil and natural gas reserves.
Development well	A well drilled within the proved area of a natural gas or oil reservoir to the depth of a stratigraphic horizon known to be productive.
Differential	An adjustment to the price of oil or natural gas from an established spot market price to reflect differences in the quality and/or location of oil or natural gas.
Dry hole or dry well	A well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceed production expenses and taxes.
Estimated Ultimate Recovery or EUR	Estimated ultimate recovery is the sum of reserves remaining as of a given date and cumulative production as of that date.
Exploitation
A development or other project which may target proven or unproven reserves (such as probable or possible reserves), but which generally has a lower risk than that associated with exploration projects.

Exploratory well
A well drilled to find and produce natural gas or oil reserves not classified as proved, to find a new reservoir in a field previously found to be productive of natural gas or oil in another reservoir or to extend a known reservoir.

Field	An area consisting of either a single reservoir or multiple reservoirs, all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.
Finding and development costs	Capital costs incurred in the acquisition, exploitation and exploration of proved oil and natural gas reserves divided by proved reserve additions and revisions to proved reserves.
Fracturing	The process of creating and preserving a fracture or system of fractures in a reservoir rock typically by injecting a fluid under pressure through a wellbore and into the targeted formation.
Gross acres or gross wells	The total acres or wells, as the case may be, in which a working interest is owned.
Horizontal drilling	A drilling technique used in certain formations where a well is drilled vertically to a certain depth and then drilled at a right angle with a specified interval.
Horizontal wells	Wells drilled directionally horizontal to allow for development of structures not reachable through traditional vertical drilling mechanisms.
MBbls	Thousand barrels of crude oil or other liquid hydrocarbons.

MBOE	One thousand barrels of crude oil equivalent, determined using a ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.
Mcf	Thousand cubic feet of natural gas.
Mineral interests	The interests in ownership of the resource and mineral rights, giving an owner the right to profit from the extracted resources.
MMBtu	Million British Thermal Units.
MMcf	Million cubic feet of natural gas.
Net acres	The sum of the fractional working interest owned in gross acres.
Oil and natural gas properties	Tracts of land consisting of properties to be developed for oil and natural gas resource extraction.
Operator	The individual or company responsible for the exploration and/or production of an oil or natural gas well or lease.
Play
A set of discovered or prospective oil and/or natural gas accumulations sharing similar geologic, geographic and temporal properties, such as source rock, reservoir structure, timing, trapping mechanism and hydrocarbon type.

Plugging and abandonment
Refers to the sealing off of fluids in the strata penetrated by a well so that the fluids from one stratum will not escape into another or to the surface. Regulations of all states require plugging of abandoned wells.

PUD	Proved undeveloped.
Productive well	A well that is found to be capable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of the production exceed production expenses and taxes.
Prospect
A specific geographic area which, based on supporting geological, geophysical or other data and also preliminary economic analysis using reasonably anticipated prices and costs, is deemed to have potential for the discovery of commercial hydrocarbons.

Proved developed reserves	Reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.
Proved reserves
The estimated quantities of oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be commercially recoverable in future years from known reservoirs under existing economic and operating conditions.

Proved undeveloped reserves	Proved reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.
Recompletion	The process of re-entering an existing wellbore that is either producing or not producing and completing new reservoirs in an attempt to establish or increase existing production.
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

Resource play
A set of discovered or prospective oil and/or natural gas accumulations sharing similar geologic, geographic and temporal properties, such as source rock, reservoir structure, timing, trapping mechanism and hydrocarbon type.

Royalty interest	An interest that gives an owner the right to receive a portion of the resources or revenues without having to carry any costs of development or operations.
Spacing	The distance between wells producing from the same reservoir. Spacing is often expressed in terms of acres (e.g., 40-acre spacing) and is often established by regulatory agencies.

Standardized measure
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

Tight formation	A formation with low permeability that produces natural gas with very low flow rates for long periods of time.
Undeveloped acreage
Lease acreage on which wells have not been drilled or completed to a point that would permit the production of economic quantities of oil and natural gas regardless of whether such acreage contains proved reserves.

Wellbore	The hole drilled by the bit that is equipped for oil or natural gas production on a completed well.
Working interest
An operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and receive a share of production and requires the owner to pay a share of the costs of drilling and production operations.

WTI	West Texas Intermediate.

GLOSSARY OF CERTAIN OTHER TERMS
The following is a glossary of certain other terms used in this report:

Delaware Act	Delaware Revised Uniform Limited Partnership Act.
Diamondback	Diamondback Energy, Inc., a Delaware corporation.
EPA	U.S. Environmental Protection Agency.
Exchange Act	The Securities Exchange Act of 1934, as amended.
FERC	Federal Energy Regulatory Commission.
GAAP	Accounting principles generally accepted in the United States.
General partner	Viper Energy Partners GP LLC, a Delaware limited liability company; the general partner of the Partnership and a wholly-owned subsidiary of Diamondback.
Inception	September 18, 2013, the date Viper Energy Partners LLC was formed.
IPO	The partnership’s initial public offering of common units.
IRS	Internal Revenue Service.
LTIP	Viper Energy Partners LP Long Term Incentive Plan.
OSHA	Federal Occupational Safety and Health Act.
Partnership	Viper Energy Partners LP, a Delaware limited partnership.
Partnership agreement	The first amended and restated agreement of limited partnership, dated as of June 23, 2014, entered into by the general partner and Diamondback in connection with the closing of the IPO.
Predecessor	Viper Energy Partners LLC, a Delaware limited liability company, and a wholly-owned subsidiary of the Partnership.
Ryder Scott	Ryder Scott Company, L.P.
SEC	Securities and Exchange Commission.
Securities Act	The Securities Act of 1933, as amended.
Wells Fargo	Wells Fargo Bank, National Association.

v

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Various statements contained in this Annual Report that express a belief, expectation, or intention, or that are not statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements, other than statements of historical fact, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Annual Report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. In particular, the factors discussed in this Annual Report, including those detailed under “Item 1A. Risk Factors” in this Annual Report, could affect our actual results and cause our actual results to differ materially from expectations, estimates or assumptions expressed, forecasted or implied in such forward-looking statements.

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

All forward-looking statements speak only as of the date of this report or, if earlier, as of the date they were made. We do not intend to, and disclaim any obligation to, update or revise any forward-looking statements unless required by securities laws. You should not place undue reliance on these forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this report are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved or occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

Our primary business objective is to provide an attractive return to our unitholders by focusing on business results, maximizing distributions through organic growth and pursuing accretive growth opportunities through acquisitions of mineral, royalty, overriding royalty, net profits and similar interests from Diamondback and from third parties. Our initial assets consisted of mineral interests in oil and natural gas properties in the Permian Basin in West Texas, substantially all of which are leased to working interest owners who bear the costs of operation and development. Diamondback contributed these assets, which it acquired in September 2013 from a third party for cash, to us upon the closing of our IPO on June 23, 2014.

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

Our Properties

As of December 31, 2015, our assets consisted of mineral interests underlying 46,562 gross (17,060 net) acres in the Permian Basin. Diamondback is the operator of approximately 60% of this acreage. As of December 31, 2015, there were 367 vertical wells and 107 horizontal wells producing on this acreage, and average net production was approximately 6,313 net BOE/d during the fourth quarter of 2015. In addition, there were 24 horizontal wells in various stages of completion. For the years ended December 31, 2015 and 2014 and the period from inception to December 31, 2013, royalty revenue generated from these mineral interests was $74.9 million, $77.8 million and $15.0 million, respectively.

The estimated proved oil and natural gas reserves of our assets, as of December 31, 2015, were 26,345 MBOE based on a reserve report prepared by Ryder Scott, our independent reserve engineers. Of these reserves, approximately 54% were classified as proved developed producing reserves. PUD reserves included in this estimate were from 75 gross horizontal well locations. As of December 31, 2015, our proved reserves were approximately 70% oil, 15% natural gas liquids and 15% natural gas.

Our mineral interests entitle us to receive an average 9.1% royalty interest on an acreage weighted basis on all production from our approximately 46,562 gross acres with no additional future capital or operating expense required. The actual royalty percentage varies by lease and ranges from less than 1% to 25%. The average royalty percentage on a production basis can therefore vary over time depending on the relative amount of production from the various leases. In the Spanish Trail area of Midland County, Texas where the majority of the drilling activity has been, our average royalty interest on an acreage weighted basis is 21.4% in 14,820 gross acres and Diamondback is the operator of 63% of this acreage.

Based on Diamondback’s evaluation of applicable geologic and engineering data with respect to the approximate 60% of our mineral interests for which it is the operator, Diamondback had identified approximately 210 potential economic horizontal drilling locations in multiple horizons in the Spanish Trail area. We do not have potential (not involving proved reserves) drilling location information with respect to the portion of our properties not operated by Diamondback, although we believe that the portion of the Spanish Trail area in Midland County, Texas operated by others has very similar production characteristics to the portion operated by Diamondback. RSP Permian, Inc., or RSP Permian, is the operator of a majority of our properties in Spanish Trail that are not operated by Diamondback. Diamondback has advised us that it believes it has a good relationship with RSP Permian and that it shares, on occasion, drilling and production information with RSP Permian to encourage further development of our properties. Additionally, Diamondback has participated with RSP Permian in the drilling of 17 horizontal wells on shared acreage subject to our mineral interests. Of these 17 horizontal wells, 11 are producing and six are in various stages of completion.

In addition to our mineral interests, we own a minor equity interest in an entity that owns mineral, overriding royalty, net profits, leasehold and other similar interests. The equity interest is so minor that we have no influence over partnership operating and financial policies and is accounted for under the cost method.

Our Relationship with Diamondback

Diamondback owns and controls our general partner and, as of December 31, 2015, owned approximately 88% of our outstanding common units. We believe that the properties held by Diamondback include properties that have, or with additional development will have, production and reserves characteristics that could make them attractive for inclusion in our partnership. We believe Diamondback’s significant ownership in us will motivate it to offer additional mineral and other interests in oil and natural gas properties to us in the future, although Diamondback has no obligation to do so and may elect to dispose of mineral and other interests in such properties without offering us the opportunities to acquire them.

We believe Diamondback views our partnership as part of its growth strategy and that Diamondback will be incentivized to pursue acquisitions jointly with us in the future. However, Diamondback will regularly evaluate acquisitions and may elect to acquire properties without offering us the opportunity to participate in such transactions. Moreover, Diamondback may not be successful in identifying potential acquisitions. Diamondback is free to act in a manner that is beneficial to its interests without regard to ours, which may include electing not to present us with acquisition or disposition opportunities.

In addition, neither we nor our subsidiary nor our general partner has any employees. Diamondback provides management, operating and administrative services to us and our general partner. Please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes, each of which is included elsewhere in this report.

Business Strategies

Our primary business objective is to provide an attractive return to unitholders by focusing on business results, maximizing distributions through organic growth and pursuing accretive growth opportunities through acquisitions of mineral interests from Diamondback and from third parties. We intend to accomplish this objective by executing the following strategies:

•
Capitalize on the development of the properties underlying our mineral interests. Our assets consist primarily of mineral interests in the Permian Basin in West Texas. We expect the production from our mineral interests to increase as Diamondback and our other operators drill and develop our acreage without cost to us.

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

•
Seek to acquire from Diamondback, from time to time, mineral or other interests in producing oil and natural gas properties that meet our acquisition criteria. Since our formation, we have acquired, and may have additional opportunities from time to time in the future to acquire, mineral or other interests in producing oil and natural gas properties directly from Diamondback. We believe Diamondback may be incentivized to sell properties to us, as doing so may enhance Diamondback’s economic returns by monetizing long-lived producing properties while potentially retaining a portion of the resulting cash flow through distributions on Diamondback’s limited partner interests in us. However, none of Diamondback or any of its affiliates is contractually obligated to offer or sell any interests in properties to us.

Competitive Strengths

We believe that the following competitive strengths will allow us to successfully execute our business strategies and achieve our primary business objective:

•
Oil rich resource base in one of North America’s leading resource plays. All of the acreage underlying our mineral interests is located in one of the most prolific oil plays in North America, the Permian Basin in West Texas. The majority of our current properties are well positioned in the core of the Wolfberry play. Production on our properties for the year ended December 31, 2015 was approximately 78% oil, 12% natural gas liquids and 9% natural gas. As of December 31, 2015, our estimated net proved reserves were comprised of approximately 70% oil, 15% natural gas liquids and 15% natural gas.

•
Multi-year drilling inventory in one of North America’s leading oil resource plays. Diamondback, as the operator of approximately 60% of our properties, has advised us that it has identified a multi-year inventory of potential drilling locations for our oil-weighted reserves from the acreage underlying our mineral interests. At an assumed price of $40.00 per Bbl WTI, Diamondback had identified approximately 210 potential economic horizontal locations on the acreage Diamondback operates in its Spanish Trail area in Midland County, Texas, based on Diamondback’s evaluation of applicable geologic and engineering data. These locations have an average lateral length of approximately 7,700 feet, with the actual length depending on lease geometry and other considerations, and exist across most of the acreage and in multiple horizons. Of these potential economic locations, 100 are in the Wolfcamp B and Lower Spraberry horizons, with the remaining horizontal locations in the Wolfcamp A, Middle Spraberry, Clearfork and Cline horizons. Diamondback’s current potential horizontal location count is based on 660-foot spacing between wells in the Wolfcamp B horizon, 500-foot spacing in the Lower Spraberry horizon, 880-foot spacing in the Wolfcamp A and Middle Spraberry horizons, and 1,320-foot spacing in the Clearfork and Cline horizons. The ultimate inter-well spacing may vary from these distances due to different factors, which would result in a higher or lower location count. Based on horizontal wells drilled to date, Ryder Scott assigned reserves to PUD locations ranging from 404 MBOE for 5,000-foot laterals in the Wolfcamp B to 1,319 MBOE for 10,000-foot laterals in the Lower Spraberry. When normalized to 7,500-foot laterals, Ryder Scott assigned average PUD values of 635 MBOE for the Wolfcamp B horizon, 990 MBOE for the Lower Spraberry horizon and 783 MBOE for the Wolfcamp A horizon. These PUD locations, as assigned by Ryder Scott, are for direct offsets to producing wells. Based on various geologic and engineering parameters, we believe that the estimates assigned to these PUD locations are reasonable estimates for PUD locations on the remaining portion of our acreage. Additionally, we believe that there is similar potential for horizontal development on the portion of our acreage for which Diamondback is not the operator.

Oil and Natural Gas Data

Proved Reserves

Evaluation and Review of Reserves

Our historical reserve estimates as of December 31, 2015, 2014 and 2013 were prepared by Ryder Scott. A reserve audit is not the same as a financial audit and is less vigorous in nature than an independent reserve report where the independent reserve engineer determines the reserves on its own.

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

Under SEC rules, proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible–from a given date forward, from known reservoirs and under existing economic conditions, operating methods and government regulations–prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. If deterministic methods are used, the SEC has defined reasonable certainty for proved reserves as a “high degree of confidence that the quantities will be recovered.” All of our proved reserves as of December 31, 2015 were estimated using a deterministic method. The estimation of reserves involves two distinct determinations. The first determination results in the estimation of the quantities of recoverable oil and gas and the second determination results in the estimation of the uncertainty associated with those estimated quantities in accordance with the definitions established under SEC rules. The process of estimating the quantities of recoverable oil and gas reserves relies on the use of certain generally accepted analytical procedures. These analytical procedures fall into three broad categories or methods: (1) performance-based methods, (2) volumetric-based methods and (3) analogy. These methods may be used singularly or in combination by the reserve evaluator in the process of estimating the quantities of reserves. The proved reserves for our properties were estimated by performance methods, analogy or a combination of both methods. Approximately 90% of the proved producing reserves attributable to producing wells were estimated by performance methods. These performance methods include, but may not be limited to, decline curve analysis, which utilized extrapolations of available historical production and pressure data. The remaining 10% of the proved producing reserves were estimated by analogy, or a combination of performance and analogy methods. The analogy method was used where there were inadequate historical performance data to establish a definitive trend and where the use of production performance data as a basis for the reserve estimates was considered to be inappropriate. All proved developed non-producing and undeveloped reserves were estimated by the analogy method.

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

Our petroleum engineers and geoscience professionals work closely with our independent reserve engineers to ensure the integrity, accuracy and timeliness of the data used to calculate our proved reserves relating to our assets in the Permian Basin. Our internal technical team members met with our independent reserve engineers periodically during the period covered by the reserve report to discuss the assumptions and methods used in the proved reserve estimation process. We provide historical information to the independent reserve engineers for our properties such as ownership interest, oil and gas production, well test data, commodity prices and operating and development costs. The Vice President–Reservoir Engineering of our general partner is primarily responsible for overseeing the preparation of all of our reserve estimates. The Vice President–Reservoir Engineering of our general partner is a petroleum engineer with over 30 years of reservoir and operations experience and our geoscience staff has an average of approximately 24 years of industry experience per person. Our technical staff uses historical information for our properties such as ownership interest, oil and gas production, well test data, commodity prices and operating and development costs.

The preparation of our proved reserve estimates are completed in accordance with our internal control procedures. These procedures, which are intended to ensure reliability of reserve estimations, include the following:

•	review and verification of historical production data, which data is based on actual production as reported by our operators;

•	preparation of reserve estimates by the Vice President–Reservoir Engineering of our general partner or under his direct supervision;

•
review by the Vice President–Reservoir Engineering of our general partner of all of our reported proved reserves at the close of each quarter, including the review of all significant reserve changes and all new proved undeveloped reserves additions;

•	direct reporting responsibilities by the Vice President–Reservoir Engineering of our general partner to the Chief Executive Officer of our general partner;

•	verification of property ownership by our land department; and

•	no employee’s compensation is tied to the amount of reserves booked.

The following table presents our estimated net proved oil and natural gas reserves as of December 31, 2015, 2014 and 2013 based on the reserve reports prepared by Ryder Scott. Each reserve report has been prepared in accordance with the rules and regulations of the SEC. All of our proved reserves included in the reserve reports are located in the continental United States.

	December 31,
	2015	2014	2013
Estimated proved developed reserves:
Oil (Bbls)	9,700,000	6,951,892	3,692,207
Natural gas (Mcf)	13,739,050	10,377,401	6,280,409
Natural gas liquids (Bbls)	2,204,951	1,470,966	609,303
Total (BOE)	14,194,793	10,152,425	5,348,245
Estimated proved undeveloped reserves:
Oil (Bbls)	8,677,422	5,878,402	3,525,873
Natural gas (Mcf)	10,568,835	8,616,759	4,981,176
Natural gas liquids (Bbls)	1,711,005	1,042,742	565,820
Total (BOE)	12,149,900	8,357,271	4,921,889
Estimated Net Proved Reserves:
Oil (Bbls)	18,377,422	12,830,294	7,218,080
Natural gas (Mcf)	24,307,885	18,994,160	11,261,585
Natural gas liquids (Bbls)	3,915,956	2,513,708	1,175,123
Total (BOE)(1)	26,344,692	18,509,696	10,270,135
Percent proved developed	53.9%	54.8%	52.1%

(1)
Estimates of reserves as of December 31, 2015, 2014 and 2013 were prepared using an average price equal to the unweighted arithmetic average of hydrocarbon prices received on a field-by-field basis on the first day of each month within the 12-month periods ended December 31, 2015, 2014 and 2013, respectively, in accordance with SEC guidelines applicable to reserve estimates as of the end of such periods. Reserve estimates do not include any value for probable or possible reserves that may exist, nor do they include any value for undeveloped acreage. The reserve estimates represent our net revenue interest in our properties. Although we believe these estimates are reasonable, actual future production, cash flows, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from these estimates.

As of December 31, 2015, our proved developed reserves totaled 9,700 MBbls of oil, 13,739 MMcf of natural gas and 2,205 MBbls of natural gas liquids, for a total of 14,195 MBOE. Of the total proved developed reserves, 99% were producing and the remaining 1% was from a vertical well with behind–pipe reserves. Producing reserves were from 367 vertical wells and 107 horizontal wells, of which Diamondback was the operator of 222 vertical wells and 80 horizontal wells and RSP Permian was the operator of 99 vertical wells and 24 horizontal wells. The remaining 46 vertical wells and three horizontal wells were operated by various other companies. Of the total 474 producing wells, Diamondback had a working interest in 344 wells.

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

Proved Undeveloped Reserves

As of December 31, 2015, our proved undeveloped reserves totaled 8,677 MBbls of oil, 10,569 MMcf of natural gas and 1,711 MBbls of natural gas liquids, for a total of 12,150 MBOE. PUDs will be converted from undeveloped to developed as the applicable wells begin production. Our undeveloped reserves were from 75 horizontal wells, of which Diamondback is the operator of 51 horizontal wells and RSP Permian is the operator of 22 horizontal wells, with the remaining two horizontal wells operated by others. Diamondback also had a non-operated working interest in eight of the horizontal wells that are operated by RSP Permian.

Of the horizontal locations, 18 are Wolfcamp B wells, 44 are Lower Spraberry wells, three are Middle Spraberry wells and ten are Wolfcamp A wells.

All of our PUD drilling locations are scheduled to be drilled within five years from the date they were initially recorded. As of December 31, 2015, less than 1.0% of our total proved reserves were classified as proved developed non-producing.

Changes in PUDs that occurred during 2015 were primarily due to:

•
additions of 8,087 MBOE, primarily from 51 horizontal well locations, 15 in the Wolfcamp interval and 36 in Spraberry intervals, attributable to extensions resulting from strategic drilling of wells to delineate our acreage position;

•
downgrade of PUDs into probable category of 2,070 MBOE for 48 vertical wells that are not anticipated to be drilled under the five-year rule due to lower commodity prices and a shift in focus from vertical development to horizontal development and for nine short lateral horizontal wells that are not expected to be drilled due to the lower price environment;

•	the conversion of approximately 2,592 MBOE attributable to PUDs into proved developed reserves; and

•	positive revisions of approximately 368 MBOE in PUDs primarily due to increased lateral lengths on several wells.

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

	Year Ended		Period from
	December 31,		Inception to
	2015	2014	December 31, 2013
Production Data:
Oil (Bbls)	1,555,493	856,541	150,815
Natural gas (Mcf)	1,128,605	648,808	108,264
Natural gas liquids (Bbl)	238,716	144,074	19,971
Combined volumes (BOE)	1,982,310	1,108,750	188,830
Daily combined volumes (BOE/d)	5,431	3,038	1,798
Average Prices:
Oil (per Bbl)	$44.75	$82.98	$92.07
Natural gas (per Mcf)	2.36	4.18	3.67
Natural gas liquids (per Bbl)	10.85	27.59	35.30
Combined (per BOE)	37.76	70.14	79.37

Productive Wells

As of December 31, 2015, our operators owned a working interest in 474 productive wells located on the acreage in which we have a mineral interest. Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities. During 2015, we received division orders or first payments for 181 new wells completed on our acreage.

Acreage

The following table sets forth information as of December 31, 2015 relating to the gross and net acreage of our mineral interests:

Basin	Gross Acreage	Net Acreage
Permian	46,562	17,060

Our net interest in production from our mineral interests is based on lease royalty terms which vary from property to property. Our interest in the majority of these properties is perpetual in nature, however approximately 5% of the net royalty acreage consists of over-riding royalty interests which may be subject to expiration. Net royalty acres are defined as gross acreage multiplied by the average royalty interest.

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

Environmental Matters

Oil and natural gas exploration, development and production operations are subject to stringent laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Numerous federal, state and local governmental agencies, such as the EPA, issue regulations that often require difficult and costly compliance measures that carry substantial administrative, civil and criminal penalties and may result in injunctive obligations for non-compliance. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit construction or drilling activities on certain lands lying within wilderness, wetlands, ecologically or seismically sensitive areas, and other protected areas, require action to prevent or remediate pollution from current or former operations, such as plugging abandoned wells or closing pits, result in the suspension or revocation of necessary permits, licenses and authorizations, require that additional pollution controls be installed and impose substantial liabilities for pollution resulting from operations. Liability under such laws and regulations is strict (i.e., no showing of “fault” is required) and can be joint and several. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances, hydrocarbons or other waste products into the environment. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent and costly pollution control or waste handling, storage, transport, disposal or cleanup requirements could materially adversely affect our business and prospects.

Waste Handling

The Resource Conservation and Recovery Act, as amended, and comparable state statutes and regulations promulgated thereunder, affect oil and natural gas exploration, development and production activities by imposing requirements regarding the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. With federal approval, the individual states administer some or all of the provisions of the Resource Conservation and Recovery Act, sometimes in conjunction with their own, more stringent requirements. Although most wastes associated with the exploration, development and production of crude oil and natural gas are exempt from regulation as hazardous wastes under the Resource Conservation and Recovery Act, such wastes may constitute “solid wastes” that are subject to the less stringent requirements of non-hazardous waste provisions. Moreover, the EPA or state or local governments may adopt more stringent requirements for the handling of non-hazardous wastes or categorize some non-hazardous wastes as hazardous for future regulation. Indeed, legislation has been proposed from time to time in Congress to re-categorize certain oil and natural gas exploration, development and production wastes as “hazardous wastes.” Any such changes in the laws and regulations could have a material adverse effect on our capital expenditures and operating expenses.

Administrative, civil and criminal penalties can be imposed for failure to comply with waste handling requirements. Any legislative or regulatory reclassification of oil and natural gas exploration and production wastes could increase the costs to manage and dispose of wastes.

Remediation of Hazardous Substances

The Comprehensive Environmental Response, Compensation and Liability Act, as amended, which we refer to as CERCLA or the “Superfund” law, and analogous state laws, generally imposes liability, without regard to fault or legality of the original conduct, on classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment. These persons include the current owner or operator of a contaminated facility, a former owner or operator of the facility at the time of contamination, and those persons that disposed or arranged for the disposal of the hazardous substance at the facility. Under CERCLA and comparable state statutes, persons deemed “responsible parties” are subject to strict liability that, in some circumstances, may be joint and several for the costs of removing or remediating previously disposed wastes (including wastes disposed of or released by prior owners or operators) or property contamination (including groundwater contamination), for damages to natural resources and for the costs of certain health studies. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. In the course of our operations, we use materials that, if released, would be subject to CERCLA and comparable state statutes. Therefore, governmental agencies or third parties may seek to hold us responsible under CERCLA and comparable state statutes for all or part of the costs to clean up sites at which such “hazardous substances” have been released.

Water Discharges

The Federal Water Pollution Control Act of 1972, as amended, also known as the “Clean Water Act,” the Safe Drinking Water Act, the Oil Pollution Act and analogous state laws and regulations promulgated thereunder impose restrictions and strict controls regarding the unauthorized discharge of pollutants, including produced waters and other gas and oil wastes, into navigable waters of the United States, as well as state waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the state. The Clean Water Act and regulations implemented thereunder also prohibit the discharge of dredge and fill material into regulated waters, including jurisdictional wetlands, unless authorized by an appropriately issued permit. Spill prevention, control and countermeasure plan requirements under federal law require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak. These laws and regulations also prohibit certain activity in wetlands unless authorized by a permit issued by the U.S. Army Corps of Engineers. The EPA has also adopted regulations requiring certain oil and natural gas exploration and production facilities to obtain individual permits or coverage under general permits for storm water discharges. In addition, on April 7, 2015, the EPA published a proposed rule establishing federal pre-treatment standards for wastewater discharged from onshore unconventional oil and gas extraction facilities to publicly owned treatment works, or POTW, which regulations are discussed in more detail below under the caption “–Regulation of Hydraulic Fracturing.” Costs may be associated with the treatment of wastewater or developing and implementing storm water pollution prevention plans, as well as for monitoring and sampling the storm water runoff from certain of our facilities. Some states also maintain groundwater protection programs that require permits for discharges or operations that may impact groundwater conditions.

The Oil Pollution Act is the primary federal law for oil spill liability. The Oil Pollution Act contains numerous requirements relating to the prevention of and response to petroleum releases into waters of the United States, including the requirement that operators of offshore facilities and certain onshore facilities near or crossing waterways must develop and maintain facility response contingency plans and maintain certain significant levels of financial assurance to cover potential environmental cleanup and restoration costs. The Oil Pollution Act subjects owners of facilities to strict liability that, in some circumstances, may be joint and several for all containment and cleanup costs and certain other damages arising from a release, including, but not limited to, the costs of responding to a release of oil to surface waters.

Noncompliance with the Clean Water Act or the Oil Pollution Act may result in substantial administrative, civil and criminal penalties, as well as injunctive obligations.

Air Emissions

The federal Clean Air Act, as amended, and comparable state laws and regulations, regulate emissions of various air pollutants through the issuance of permits and the imposition of other requirements. The EPA has developed, and continues to develop, stringent regulations governing emissions of air pollutants at specified sources. New facilities may be required to obtain permits before work can begin, and existing facilities may be required to obtain additional permits and incur capital costs in order to remain in compliance. For example, on August 16, 2012, the EPA published final regulations under the federal Clean Air Act that establish new emission controls for oil and natural gas production and processing operations, which regulations are discussed in more detail below in “–Regulation of Hydraulic Fracturing.” These laws and regulations may increase the costs of compliance for some facilities we own or operate, and federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the federal Clean Air Act and associated state laws and regulations. Obtaining or renewing permits has the potential to delay the development of oil and natural gas projects.

Climate Change

In December 2009, the EPA issued an Endangerment Finding that determined that emissions of carbon dioxide, methane and other greenhouse gases present an endangerment to public health and the environment because, according to the EPA, emissions of such gases contribute to warming of the earth’s atmosphere and other climatic changes. These findings by the EPA allowed the agency to proceed with the adoption and implementation of regulations that would restrict emissions of greenhouse gases under existing provisions of the federal Clean Air Act. Subsequently, the EPA adopted two sets of related rules, one of which purports to regulate emissions of greenhouse gases from motor vehicles and the other of which regulates emissions of greenhouse gases from certain large stationary sources of emissions such as power plants or industrial facilities. In response to its endangerment finding, the EPA adopted two sets of rules regarding possible future regulation of greenhouse gas emissions under the Clean Air Act. The motor vehicle rule, which became effective in July 2010, purports to limit emissions of greenhouse gases from motor vehicles. The EPA adopted the stationary source rule, which we refer to as the tailoring rule, in May 2010, and it became effective January 2011. The tailoring rule established new greenhouse gas emissions thresholds that determine when stationary sources must obtain permits under the PSD and Title V programs of the Clean Air Act. On June 23, 2014, in Utility Air Regulatory Group v. EPA, the Supreme Court held that stationary sources could not become subject to PSD or Title V permitting solely by reason of their greenhouse gas emissions. The Court ruled, however, that the EPA may require installation of best available control technology for greenhouse gas emissions at sources otherwise subject to the PSD and Title V programs. On December 19, 2014, the EPA issued two memoranda providing initial guidance on greenhouse gas permitting requirements in response to the Court’s decision in Utility Air Regulatory Group v. EPA. In its preliminary guidance, the EPA indicates it will undertake a rulemaking action to rescind any PSD permits issued under the portions of the tailoring rule that were vacated by the Court. In the interim, the EPA issued a narrowly crafted “no action assurance” indicating it will exercise its enforcement discretion not to pursue enforcement of the terms and conditions relating to greenhouse gases in an EPA-issued PSD permit, and for related terms and conditions in a Title V permit. On April 30, 2015, the EPA issued a final rule allowing permitting authorities to rescind PSD permits issued under the invalid regulations.

Additionally, in September 2009, the EPA issued a final rule requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the U.S., including natural gas liquids fractionators and local natural gas distribution companies, beginning in 2011 for emissions occurring in 2010. In November 2010, the EPA expanded the greenhouse gas reporting rule to include onshore and offshore oil and natural gas production and onshore processing, transmission, storage and distribution facilities, which may include certain of our facilities, beginning in 2012 for emissions occurring in 2011. In October 2015, the EPA amended the greenhouse gas reporting rule to add the reporting of greenhouse gas emissions from gathering and boosting systems, completions and workovers of oil wells using hydraulic fracturing, and blowdowns of natural gas transmission pipelines.

The EPA has continued to adopt greenhouse gas regulations applicable to other industries, such as its August 2015 adoption of three separate, but related, actions to address carbon dioxide pollution from power plants, including final Carbon Pollution Standards for new, modified and reconstructed power plants, a final Clean Power Plan to cut carbon dioxide pollution from existing power plants, and a proposed federal plan to implement the Clean Power Plan emission guidelines. Upon publication of the Clean Power Plan on October 23, 2015, more than two dozen States as well as industry and labor groups challenged the Clean Power Plan in the D.C. Circuit Court of Appeals. As a result of this continued regulatory focus, future greenhouse gas regulations of the oil and gas industry remain a possibility. In addition, the U.S. Congress has from time to time considered adopting legislation to reduce emissions of greenhouse gases and almost one-half of the states have already taken legal measures to reduce emissions of greenhouse gases primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. Although the U.S. Congress has not adopted such legislation at this time, it may do so in the future and many states continue to pursue regulations to reduce greenhouse gas emissions.

In December 2015, the United States joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France. The resulting Paris Agreement calls for the parties to undertake “ambitious efforts” to limit the average global temperature, and to conserve and enhance sinks and reservoirs of greenhouse gases. The Agreement, if ratified, establishes a framework for the parties to cooperate and report actions to reduce greenhouse gas emissions.

Restrictions on emissions of methane or carbon dioxide that may be imposed could adversely affect the oil and natural gas industry. At this time, it is not possible to accurately estimate how potential future laws or regulations addressing greenhouse gas emissions would impact our business.

In addition, claims have been made against certain energy companies alleging that greenhouse gas emissions from oil and natural gas operations constitute a public nuisance under federal and/or state common law. As a result, private individuals may seek to enforce environmental laws and regulations against us and could allege personal injury or property damages. While our business is not a party to this litigation, we could be named in actions making similar allegations. An unfavorable ruling in any such case could significantly impact our operations and could have an adverse impact on our financial condition.

Moreover, there has been public discussion that climate change may be associated with extreme weather conditions such as more intense hurricanes, thunderstorms, tornadoes and snow or ice storms, as well as rising sea levels. Another possible consequence of climate change is increased volatility in seasonal temperatures. Some studies indicate that climate change could cause some areas to experience temperatures substantially colder than their historical averages. Extreme weather conditions can interfere with our production and increase our costs and damage resulting from extreme weather may not be fully insured. However, at this time, we are unable to determine the extent to which climate change may lead to increased storm or weather hazards affecting our operations.

Regulation of Hydraulic Fracturing

Hydraulic fracturing is an important common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations, including shales. The process, which involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production, is typically regulated by state oil and natural gas commissions. However, several federal agencies have asserted regulatory authority over certain aspects of the process. For example, the EPA has recently taken the position that hydraulic fracturing with fluids containing diesel fuel is subject to regulation under the Underground Injection Control program, specifically as “Class II” Underground Injection Control wells under the Safe Drinking Water Act. Furthermore, legislation to amend the Safe Drinking Water Act to repeal the exemption for hydraulic fracturing from the definition of “underground injection” and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process, have been proposed in recent sessions of Congress.

In addition, on May 9, 2014, the EPA issued an Advanced Notice of Proposed Rulemaking seeking comment on the development of regulations under the Toxic Substances Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing. The EPA plans to develop a Notice of Proposed Rulemaking by December 2016, which would describe a proposed mechanism - regulatory, voluntary, or a combination of both - to collect data on hydraulic fracturing chemical substances and mixtures. Also, on April 7, 2015, the EPA published a proposed rule establishing federal pre-treatment standards for wastewater discharged from onshore unconventional oil and gas extraction facilities to POTW. The EPA asserts that wastewater from such facilities can be generated in large quantities and can contain constituents that may disrupt POTW operations and/or be discharged, untreated, from the POTW to receiving waters. If adopted, the new pre-treatment rule would require unconventional oil and gas facilities to pre-treat wastewater before transferring it to a POTW. The public comment period ended on July 17, 2015, and the EPA is expected to publish a final rule by August 2016. The EPA is also conducting a study of private wastewater treatment facilities (also known as centralized waste treatment, or CWT, facilities) accepting oil and gas extraction wastewater. The EPA is collecting data and information related to the extent to which CWT facilities accept such wastewater, available treatment technologies (and their associated costs), discharge characteristics, financial characteristics of CWT facilities, and the environmental impacts of discharges from CWT facilities.

On August 16, 2012, the EPA published final regulations under the federal Clean Air Act that establish new air emission controls for oil and natural gas production and natural gas processing operations. Specifically, the EPA’s rule package includes New Source Performance standards to address emissions of sulfur dioxide and volatile organic compounds and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. The final rule seeks to achieve a 95% reduction in volatile organic compounds emitted by requiring the use of reduced emission completions or “green completions” on all hydraulically-fractured wells constructed or refractured after January 1, 2015. The rules also establish specific new requirements regarding emissions from compressors, controllers, dehydrators, storage tanks and other production equipment. The EPA received numerous requests for reconsideration of these rules from both industry and the environmental community, and court challenges to the rules were also filed. In response, the EPA has issued, and will likely continue to issue, revised rules responsive to some of the requests for reconsideration. In response, the EPA has issued, and will likely continue to issue, revised rules responsive to some of the requests for reconsideration. For example, in September 2013 and December 2014, the EPA amended its rules to extend compliance deadlines and to clarify the NSP standards. Further, on July 31, 2015, the EPA finalized two updates to the NSP standards to address the definition of low-pressure wells and references to tanks that are connected to one another (referred to as connected in parallel). In addition, on September 18, 2015, the EPA published a suite of proposed rules to reduce methane and volatile organic compound emissions from oil and gas industry, including new “downstream” requirements covering equipment in the natural gas transmission segment of the industry that was not regulated by the 2012 rules. The public comment period closed on December 4, 2015. We cannot predict the final regulatory requirements or the cost to comply with such requirements with any certainty.

Furthermore, there are certain governmental reviews either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices. The EPA is currently evaluating the potential impacts of hydraulic fracturing on drinking water resources. In June 2015, the EPA released its draft assessment report for peer review and public comment, finding that, while there are certain mechanisms by which hydraulic fracturing activities could potentially impact drinking water resources, there is no evidence available showing that those mechanisms have led to widespread, systemic impacts. Also, on February 6, 2015, the EPA released a report with findings and recommendations related to public concern about induced seismic activity from disposal wells. The report recommends strategies for managing and minimizing the potential for significant injection-induced seismic events. Other governmental agencies, including the U.S. Department of Energy, the U.S. Geological Survey, and the U.S. Government Accountability Office, have evaluated or are evaluating various other aspects of hydraulic fracturing. These ongoing or proposed studies could spur initiatives to further regulate hydraulic fracturing, and could ultimately make it more difficult or costly for us to perform fracturing and increase our costs of compliance and doing business.

Several states, including Texas, have adopted, or are considering adopting, regulations that could restrict or prohibit hydraulic fracturing in certain circumstances, impose more stringent operating standards and/or require the disclosure of the composition of hydraulic fracturing fluids. The Texas Legislature adopted new legislation, effective September 1, 2011, requiring oil and gas operators to publicly disclose the chemicals used in the hydraulic fracturing process. The Texas Railroad Commission adopted rules and regulations implementing this legislation that apply to all wells for which the Texas Railroad Commission issues an initial drilling permit after February 1, 2012. The new law requires that the well operator disclose the list of chemical ingredients subject to the requirements of OSHA for disclosure on an internet website and also file the list of chemicals with the Texas Railroad Commission with the well completion report. The total volume of water used to hydraulically fracture a well must also be disclosed to the public and filed with the Texas Railroad Commission. Also, in May 2013, the Texas Railroad Commission adopted new rules governing well casing, cementing and other standards for ensuring that hydraulic fracturing operations do not contaminate nearby water resources. The new rules took effect in January 2014. Additionally, on October 28, 2014, the Texas Railroad Commission adopted disposal well rule amendments designed, among other things, to require applicants for new disposal wells that will receive non-hazardous produced water and hydraulic fracturing flowback fluid to conduct seismic activity searches utilizing the U.S. Geological Survey. The searches are intended to determine the potential for earthquakes within a circular area of 100 square miles around a proposed new disposal well. The disposal well rule amendments, which became effective on November 17, 2014, also clarify the Texas Railroad Commission’s authority to modify, suspend or terminate a disposal well permit if scientific data indicates a disposal well is likely to contribute to seismic activity. The Texas Railroad Commission has used this authority to deny permits for waste disposal wells.

There has been increasing public controversy regarding hydraulic fracturing with regard to the use of fracturing fluids, induced seismic activity, impacts on drinking water supplies, use of water and the potential for impacts to surface water, groundwater and the environment generally. A number of lawsuits and enforcement actions have been initiated across the country implicating hydraulic fracturing practices. If new laws or regulations that significantly restrict hydraulic fracturing are adopted, such laws could make it more difficult or costly for us to perform fracturing to stimulate production from tight formations as well as make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. In addition, if hydraulic fracturing is further regulated at the federal or state level, our fracturing activities could become subject to additional permitting and financial assurance requirements, more stringent construction specifications, increased monitoring, reporting and recordkeeping obligations, plugging and abandonment requirements and also to attendant permitting delays and potential increases in costs. Such legislative changes could cause us to incur substantial compliance costs, and compliance or the consequences of any failure to comply by us could have a material adverse effect on our financial condition and results of operations. At this time, it is not possible to estimate the impact on our business of newly enacted or potential federal or state legislation governing hydraulic fracturing.

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

The availability, terms and cost of transportation significantly affect sales of oil and natural gas. The interstate transportation and sale for resale of oil and natural gas is subject to federal regulation, including regulation of the terms, conditions and rates for interstate transportation, storage and various other matters, primarily by FERC. Federal and state regulations govern the price and terms for access to oil and natural gas pipeline transportation. FERC’s regulations for interstate oil and natural gas transmission in some circumstances may also affect the intrastate transportation of oil and natural gas.

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

Natural Gas Sales and Transportation

Historically, federal legislation and regulatory controls have affected the price and marketing of natural gas. FERC has jurisdiction over the transportation and sale for resale of natural gas in interstate commerce by natural gas companies under the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. Since 1978, various federal laws have been enacted which have resulted in the complete removal of all price and non-price controls for sales of domestic natural gas sold in “first sales.” Under the Energy Policy Act of 2005, FERC has substantial enforcement authority to prohibit the manipulation of natural gas markets and enforce its rules and orders, including the ability to assess substantial civil penalties.

FERC also regulates interstate natural gas transportation rates and service conditions and establishes the terms under which we may use interstate natural gas pipeline capacity, which affects the marketing of natural gas that our operators produce, as well as the revenues our operators receive for sales of natural gas and release of natural gas pipeline capacity. Commencing in 1985, FERC promulgated a series of orders, regulations and rule makings that significantly fostered competition in the business of transporting and marketing gas. Today, interstate pipeline companies are required to provide nondiscriminatory transportation services to producers, marketers and other shippers, regardless of whether such shippers are affiliated with an interstate pipeline company. FERC’s initiatives have led to the development of a competitive, open access market for natural gas purchases and sales that permits all purchasers of natural gas to buy gas directly from third-party sellers other than pipelines. However, the natural gas industry historically has been very heavily regulated; therefore, we cannot guarantee that the less stringent regulatory approach currently pursued by FERC and Congress will continue indefinitely into the future nor can we determine what effect, if any, future regulatory changes might have on our natural gas related activities.

Under FERC’s current regulatory regime, transmission services are provided on an open-access, non-discriminatory basis at cost-based rates or negotiated rates. Gathering service, which occurs upstream of jurisdictional transmission services, is regulated by the states onshore and in state waters. Although its policy is still in flux, FERC has in the past reclassified certain jurisdictional transmission facilities as non-jurisdictional gathering facilities, which has the tendency to increase our operators’ costs of transporting gas to point-of-sale locations.

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

State Regulation

Texas regulates the drilling for, and the production, gathering and sale of, oil and natural gas, including imposing severance taxes and requirements for obtaining drilling permits. Texas currently imposes a 4.6% severance tax on oil production and a 7.5% severance tax on natural gas production. States also regulate the method of developing new fields, the spacing and operation of wells and the prevention of waste of oil and natural gas resources. States may regulate rates of production and may establish maximum daily production allowables from oil and natural gas wells based on market demand or resource conservation, or both. States do not regulate wellhead prices or engage in other similar direct economic regulation, but we cannot assure our unitholders that they will not do so in the future. The effect of these regulations may be to limit the amount of oil and natural gas that may be produced from our wells and to limit the number of wells or locations our operators can drill.

The petroleum industry is also subject to compliance with various other federal, state and local regulations and laws. Some of those laws relate to resource conservation and equal employment opportunity. We do not believe that compliance with these laws will have a material adverse effect on us.

Employees

We do not have any employees. We are managed and operated by the board of directors and executive officers of our general partner. All of the employees that conduct our business, including our executive officers, are employed by Diamondback. We and our general partner have entered into an advisory services agreement with Wexford Capital LP, or Wexford, pursuant to which Wexford provides general financial and strategic advisory services to us and our general partner.

As of December 31, 2015, Diamondback had 141 full-time employees. None of Diamondback’s employees are represented by labor unions or covered by any collective bargaining agreements. Diamondback also hires independent contractors and consultants involved in land, technical, regulatory and other disciplines to assist its full time employees. Please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes, each of which is included elsewhere in this Annual Report.

Facilities

Diamondback leases office space for our principal executive offices in Midland, Texas. We believe that these facilities are adequate for our current operations.

Availability of Partnership Reports

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge on the Investor Relations page of our website at www.viperenergy.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Information contained on, or connected to, our website is not incorporated by reference into this Annual Report and should not be considered part of this or any other report that we file with or furnish to the SEC.

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

We may not have sufficient available cash each quarter to enable us to pay any distributions to our common unitholders. Furthermore, our partnership agreement does not require us to pay distributions on a quarterly basis or otherwise. The amount of cash we have to distribute each quarter principally depends upon the amount of royalty revenues we generate, which are dependent upon the volumes of production sold and the prices that our operators realize from the sale of such production. In addition, the actual amount of cash we will have to distribute each quarter under our cash distribution policy will be reduced by replacement capital expenditures, payments in respect of debt service and other contractual obligations and fixed charges and increases in reserves for future operating or capital needs that the board of directors may determine is appropriate.

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

The board of directors of our general partner has adopted a cash distribution policy pursuant to which we distribute an amount equal to the available cash we generate each quarter to our unitholders. However, the board of directors of our general partner may change such policy at any time at its discretion and could elect not to pay distributions for one or more quarters.

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

The volatility of oil and natural gas prices, and particularly the ongoing decline in those prices, due to factors beyond our control greatly affects our financial condition, results of operations and cash available for distribution.

Our revenues, operating results, cash available for distribution and the carrying value of our oil and natural gas properties depend significantly upon the prevailing prices for oil and natural gas. Historically, oil and natural gas prices have been volatile and are subject to fluctuations in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control, including:

•	the domestic and foreign supply of oil and natural gas;

•	the level of prices and expectations about future prices of oil and natural gas;

•	the level of global oil and natural gas exploration and production;

•	the cost of exploring for, developing, producing and delivering oil and natural gas;

•	the price and quantity of foreign imports;

•	political and economic conditions in oil producing countries, including the Middle East, Africa, South America and Russia;

•	the ability of members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

•	speculative trading in crude oil and natural gas derivative contracts;

•	the level of consumer product demand;

•	weather conditions and other natural disasters;

•	risks associated with operating drilling rigs;

•	technological advances affecting energy consumption;

•	the price and availability of alternative fuels;

•	domestic and foreign governmental regulations and taxes;

•	the continued threat of terrorism and the impact of military and other action, including U.S. military operations in the Middle East;

•	the proximity, cost, availability and capacity of oil and natural gas pipelines and other transportation facilities; and

•	overall domestic and global economic conditions.

These factors and the volatility of the energy markets make it extremely difficult to predict future oil and natural gas price movements with any certainty. During the past six years, the posted price for West Texas intermediate light sweet crude oil, which we refer to as West Texas Intermediate or WTI, has ranged from a low of $34.55 per Bbl in December 2015 to a high of $113.39 per Bbl in April 2011. The Henry Hub spot market price of natural gas has ranged from a low of $1.63 per MMBtu in January 2016 to a high of $8.15 per MMBtu in February 2014. During 2015, WTI prices ranged from $34.55 to $61.36 per Bbl and the Henry Hub spot market price of natural gas ranged from $1.63 to $3.32 per MMBtu. On January 20, 2016, the WTI posted price for crude oil was $26.68 per Bbl and the Henry Hub spot market price of natural gas was $2.28 per MMBtu. Over the past several months, oil prices have declined from over $61.00 per Bbl in June 2015 to below $27.00 per Bbl in January 2016 due in large part to increasing supplies and weakening demand growth. If the prices of oil and natural gas continue at current levels and are not offset by increased production, or further decline, our operations, financial condition, cash available for distribution and level of expenditures for the development of oil and natural gas reserves may be materially and adversely affected. Lower oil and natural gas prices may also result in a reduction in the borrowing base under our credit agreement, which may be determined at the discretion of our lenders.

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

We have not entered into hedging arrangements to establish, in advance, a price for the sale of the oil and natural gas produced from our properties, and we do not intend to enter into such arrangements in the future. As a result, we may realize the benefit of any short-term increase in the price of oil and natural gas, but we will not be protected against decreases in price, and if the price of oil and natural gas continues at current levels or decreases further, our business, results of operations and cash available for distribution may be materially adversely affected.

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

Substantially all of our assets are mineral interests from which we derive royalty income. For the year ended December 31, 2015, we received approximately 73% and 25% of our royalty revenue from Diamondback and RSP Permian, respectively. The failure of Diamondback or RSP Permian to adequately or efficiently perform operations or an operator’s failure to act in ways that are in our best interests could reduce production and revenues. Further, none of the operators of our properties are obligated to undertake any development activities, so any development and production activities will be subject to their reasonable discretion. Due to the current commodity price environment, both Diamondback and RSP Permian have expressed an intent to drill and complete fewer wells on our acreage than we previously anticipated. The level, success and timing of drilling and development activities on our properties, and whether the operators elect to drill any additional wells on our acreage, depends on a number of factors that will be largely outside of our control, including:

•	commodity prices;

•	the timing and amount of capital expenditures by our operators, which could be significantly more than anticipated;

•	the ability of our operators to access capital;

•	the availability of suitable drilling equipment, production and transportation infrastructure and qualified operating personnel;

•	the operators’ expertise, operating efficiency and financial resources;

•	approval of other participants in drilling wells;

•	the operators’ expected return on investment in wells drilled on our acreage as compared to opportunities in other areas;

•	the selection of technology;

•	the selection of counterparties for the sale of production; and

•	the rate of production of the reserves.

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

Approximately 46.1% of our total estimated proved reserves as of December 31, 2015 were proved undeveloped reserves and may not be ultimately developed or produced. Recovery of proved undeveloped reserves requires significant capital expenditures and successful drilling operations. The reserve data included in the reserve reports of our independent petroleum engineers assume that substantial capital expenditures are required to develop such reserves. We cannot be certain that the estimated costs of the development of these reserves are accurate, that development will occur as scheduled or that the results of such development will be as estimated. Delays in the development of our reserves, increases in costs to drill and develop such reserves, or further decreases in commodity prices will reduce the future net revenues of our estimated proved undeveloped reserves and may result in some projects becoming uneconomical. In addition, delays in the development of reserves could force us to reclassify certain of our proved reserves as unproved reserves.

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

All of our producing properties are geographically concentrated in the Permian Basin of West Texas. As a result of this concentration, we may be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in this area caused by governmental regulation, processing or transportation capacity constraints, availability of equipment, facilities, personnel or services market limitations or interruption of the processing or transportation of crude oil, natural gas or natural gas liquids. In addition, the effect of fluctuations on supply and demand may become more pronounced within specific geographic oil and natural gas producing areas such as the Permian Basin, which may cause these conditions to occur with greater frequency or magnify the effects of these conditions. Due to the concentrated nature of our portfolio of properties, a number of our properties could experience any of the same conditions at the same time, resulting in a relatively greater impact on our results of operations than they might have on other companies that have a more diversified portfolio of properties. Such delays or interruptions could have a material adverse effect on our financial condition and results of operations.

In addition to the geographic concentration of our producing properties described above, as of December 31, 2015, all of our proved reserves were attributable to the Wolfberry play. This concentration of assets within a small number of producing horizons exposes us to additional risks, such as changes in field-wide rules and regulations that could cause us to permanently or temporarily shut-in all of our wells within a field.

Our future success depends on finding, developing or acquiring additional reserves.

Our future success depends upon our ability to find, develop or acquire additional oil and natural gas reserves that are economically recoverable. Our proved reserves will generally decline as reserves are depleted, except to the extent that successful exploration or development activities are conducted on our properties or we acquire properties containing proved reserves, or both. To increase reserves and production, we would need to undertake development, exploration and other replacement activities or use third parties to accomplish these activities. Substantial capital expenditures will be necessary for the development, production, exploration and acquisition of oil and natural gas reserves. Neither we nor our third-party operators may have sufficient resources to acquire additional reserves or to undertake exploration, development, production or other replacement activities, such activities may not result in significant additional reserves and efforts to drill productive wells at low finding and development costs may be unsuccessful. In addition, we do not expect to retain cash from our operations for replacement capital expenditures. Furthermore, although our revenues and cash available for distribution may increase if prevailing oil and natural gas prices increase significantly, finding costs for additional reserves could also increase.

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

Project areas on our properties are in various stages of development, ranging from project areas with current drilling or production activity to project areas that have limited drilling or production history. During the year ended December 31, 2015, Diamondback, which is the operator for 60% of the acreage associated with our properties, drilled a total of 34 gross wells and participated in 14 additional gross non-operated wells, of which 30 wells were completed as producing wells and 18 wells were in various stages of completion. If the wells in the process of being completed do not produce sufficient revenues or if dry holes are drilled, our financial condition, results of operations and cash available for distribution may be materially affected.

Our method of accounting for investments in oil and natural gas properties resulted in impairment of asset value for the year ended December 31, 2015 and may result in further impairments in future periods.

We account for our oil and natural gas producing activities using the full cost method of accounting. Accordingly, all costs incurred in the acquisition, exploration and development of proved oil and natural gas properties, including the costs of abandoned properties, dry holes, geophysical costs and annual lease rentals are capitalized. All general and administrative corporate costs unrelated to drilling activities are expensed as incurred. Sales or other dispositions of oil and natural gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded unless the ratio of cost to proved reserves would significantly change. Depletion of evaluated oil and natural gas properties is computed on the units of production method, whereby capitalized costs plus estimated future development costs are amortized over total proved reserves. The average depletion rate per barrel equivalent unit of production was $17.88, $24.89 and $27.53 for the years ended December 31, 2015 and 2014 and for the period from inception to December 31, 2013, respectively.

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

An impairment on proved oil and natural gas properties of $3.4 million was recorded for the year ended December 31, 2015. No impairment on proved oil and natural gas properties was recorded for the year ended December 31, 2014 and for the period from inception through December 31, 2013. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates–Method of Accounting for Oil and Natural Gas Properties.” If prices of oil, natural gas and natural gas liquids continue to decline, we may be required to further write down the value of our oil and natural gas properties, which could negatively affect our results of operations.

Our estimated reserves are based on many assumptions that may turn out to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.

Oil and natural gas reserve engineering is not an exact science and requires subjective estimates of underground accumulations of oil and natural gas and assumptions concerning future oil and natural gas prices, production levels, ultimate recoveries and operating and development costs. As a result, estimated quantities of proved reserves, projections of future production rates and the timing of development expenditures may be incorrect. Our historical estimates of proved reserves and related valuations as of December 31, 2015, 2014 and 2013, were prepared by Ryder Scott, an independent petroleum engineering firm, which conducted a well-by-well review of all our properties for the period covered by its reserve report using information provided by us. Over time, we may make material changes to reserve estimates taking into account the results of actual drilling, testing and production. Also, certain assumptions regarding future oil and natural gas prices, production levels and operating and development costs may prove incorrect. Any significant variance from these assumptions to actual figures could greatly affect our estimates of reserves, the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, the classifications of reserves based on risk of recovery and estimates of future net cash flows. A substantial portion of our reserve estimates are made without the benefit of a lengthy production history, which are less reliable than estimates based on a lengthy production history. Numerous changes over time to the assumptions on which our reserve estimates are based, as described above, often result in the actual quantities of oil and natural gas that we ultimately recover being different from our reserve estimates. Reserve estimates do not include any value for probable or possible reserves that may exist, nor do they include any value for unproved undeveloped acreage.

The estimates of reserves as of December 31, 2015, 2014 and 2013 were prepared using an average price equal to the unweighted arithmetic average of hydrocarbon prices received on a field-by-field basis on the first day of each month within the 12-month periods ended December 31, 2015, 2014 and 2013, respectively, in accordance with the SEC guidelines applicable to reserve estimates for such period. Commodity prices have deteriorated significantly since that time and, accordingly, using more recent prices in estimating our proved reserves, without giving effect to any acquisition activities we have executed during 2016, would result in a reduction in proved reserve volumes due to economic limits.

SEC rules could limit our ability to book additional proved undeveloped reserves in the future.

SEC rules require that, subject to limited exceptions, proved undeveloped reserves may only be booked if they relate to wells scheduled to be drilled within five years after the date of booking. This requirement has limited and may continue to limit our ability to book additional proved undeveloped reserves as we pursue our drilling program. Moreover, we may be required to write down our proved undeveloped reserves if we do not drill those wells within the required five-year timeframe because they have become uneconomic or otherwise.

Declining general economic, business or industry conditions may have a material adverse effect on our results of operations, financial condition and cash available for distribution.

Concerns over global economic conditions, energy costs, geopolitical issues, inflation, the availability and cost of credit and the European, Asian and the U.S. markets have contributed to increased economic uncertainty and diminished expectations for the global economy. These factors, combined with volatile prices of oil, natural gas and natural gas liquids, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and a recession. In addition, continued hostilities in the Middle East and the occurrence or threat of terrorist attacks in the United States or other countries could adversely affect the economies of the United States and other countries. Concerns about global economic growth have had a significant adverse impact on global financial markets and commodity prices. If the economic climate in the United States or abroad deteriorates further, worldwide demand for petroleum products could diminish further, which could impact the price at which oil, natural gas and natural gas liquids from our properties are sold, affect the ability of vendors, suppliers and customers associated with our properties to continue operations and ultimately adversely impact our results of operations, financial condition and cash available for distribution.

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

Many key responsibilities within our business have been assigned to a small number of individuals. The loss of their services could adversely affect our business. In particular, the loss of the services of one or more members of our executive team, including the Chief Executive Officer of our general partner, Travis D. Stice, could disrupt our business. Diamondback has employment agreements with Travis D. Stice and Teresa L. Dick, the Chief Financial Officer of our general partner, and certain other employees of our general partner which contain restrictions on competition with the business or operations of Diamondback and its subsidiaries until the later of the termination of their employment with or other affiliation with such entities and for a period of six months thereafter. However, as a practical matter, such employment agreements may not assure the retention of Diamondback’s employees. Further, we do not maintain “key person” life insurance policies on any of our executive team or other key personnel. As a result, we are not insured against any losses resulting from the death of these key individuals.

Competition in the oil and natural gas industry is intense, which may adversely affect our ability to succeed.

The oil and natural gas industry is intensely competitive, and we compete with other companies that have greater resources than us. Many of these companies not only explore for and produce oil and natural gas, but also carry on midstream and refining operations and market petroleum and other products on a regional, national or worldwide basis. These companies may be able to pay more for productive oil and natural gas properties and exploratory prospects or define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, these companies may have a greater ability to continue exploration activities during periods of low oil and natural gas market prices. Our larger competitors may be able to absorb the burden of present and future federal, state, local and other laws and regulations more easily than we can, which would adversely affect our competitive position. Our ability to acquire additional properties and to discover reserves in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. In addition, because we have fewer financial and human resources than many companies in our industry, we may be at a disadvantage in bidding for exploratory prospects and producing oil and natural gas properties.

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

To the extent we acquire working interests in the future, our ability to drill and develop identified potential drilling locations will depend on a number of uncertainties, including the availability of capital, construction of infrastructure, regulatory changes and approvals, costs, drilling results, the availability of water and weather conditions. Further, identified potential drilling locations are typically in various stages of evaluation, ranging from locations that are ready to drill to locations that will require substantial additional interpretation. We will not be able to predict in advance of drilling and testing whether any particular drilling location will yield oil or natural gas in sufficient quantities to recover drilling or completion costs or to be economically viable or whether wells drilled on 20-acre downspacing will produce at the same rates as those on 40-acre spacing. The use of technologies and the study of producing fields in the same area will not enable us to know conclusively prior to drilling whether oil or natural gas will be present or, if present, whether oil or natural gas will be present in sufficient quantities to be economically viable. Even if sufficient amounts of oil or natural gas exist, we may damage the potentially productive hydrocarbon bearing formation or experience mechanical difficulties while drilling or completing the well, possibly resulting in a reduction in production from the well or abandonment of the well. If we drill wells that we identify as dry holes in current and future drilling locations, our drilling success rate may decline and materially harm our business.

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

Acreage must be drilled before lease expiration, generally within three to five years, to hold the acreage by production. The failure to drill sufficient wells to hold acreage may result in a substantial lease renewal cost or, if renewal is not feasible, loss of our lease and prospective drilling opportunities.

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

Water is an essential component of deep shale oil and natural gas production during both the drilling and hydraulic fracturing processes. Over the past several years, parts of Texas have experienced extreme drought conditions. As a result of this severe drought, some local water districts have begun restricting the use of water subject to their jurisdiction for hydraulic fracturing to protect local water supply. To the extent we acquire working interests in the future, if we are unable to obtain water to use in our operations from local sources, or we are unable to effectively utilize flowback water, we may be unable to economically drill for or produce oil and natural gas, which could have an adverse effect on our financial condition, results of operations and cash available for distribution.

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

Hydraulic fracturing is an important common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations, including shales. The process, which involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production, is typically regulated by state oil and natural gas commissions. However, several federal agencies have asserted regulatory authority over certain aspects of the process. For example, the EPA has recently taken the position that hydraulic fracturing with fluids containing diesel fuel is subject to regulation under the Underground Injection Control program, specifically as “Class II” Underground Injection Control wells under the Safe Drinking Water Act. Furthermore, legislation to amend the Safe Drinking Water Act to repeal the exemption for hydraulic fracturing from the definition of “underground injection” and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process, have been proposed in recent sessions of Congress.

In addition, on May 9, 2014, the EPA issued an Advanced Notice of Proposed Rulemaking seeking comment on the development of regulations under the Toxic Substances Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing. The EPA plans to develop a Notice of Proposed Rulemaking by December 2016, which would describe a proposed mechanism - regulatory, voluntary, or a combination of both - to collect data on hydraulic fracturing chemical substances and mixtures. Also, on April 7, 2015, the EPA published a proposed rule establishing federal pre-treatment standards for wastewater discharged from onshore unconventional oil and gas extraction facilities to POTW. The EPA asserts that wastewater from such facilities can be generated in large quantities and can contain constituents that may disrupt POTW operations and/or be discharged, untreated, from the POTW to receiving waters. If adopted, the new pre-treatment rule would require unconventional oil and gas facilities to pre-treat wastewater before transferring it to a POTW. The public comment period ended on July 17, 2015, and the EPA is expected to publish a final rule by August 2016. The EPA is also conducting a study of private wastewater treatment facilities (also known as centralized waste treatment, or CWT, facilities) accepting oil and gas extraction wastewater. The EPA is collecting data and information related to the extent to which CWT facilities accept such wastewater, available treatment technologies (and their associated costs), discharge characteristics, financial characteristics of CWT facilities, and the environmental impacts of discharges from CWT facilities.

On August 16, 2012, the EPA published final regulations under the federal Clean Air Act that establish new air emission controls for oil and natural gas production and natural gas processing operations. Specifically, the EPA’s rule package includes New Source Performance standards to address emissions of sulfur dioxide and volatile organic compounds and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. The final rule seeks to achieve a 95% reduction in volatile organic compounds emitted by requiring the use of reduced emission completions or “green completions” on all hydraulically-fractured wells constructed or refractured after January 1, 2015. The EPA received numerous requests for reconsideration of these rules from both industry and the environmental community, and court challenges to the rules were also filed. In response, the EPA has issued, and will likely continue to issue, revised rules responsive to some of the requests for reconsideration.

Furthermore, there are certain governmental reviews either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices. The EPA is currently evaluating the potential impacts of hydraulic fracturing on drinking water resources. In June 2015, the EPA released its draft assessment report for peer review and public comment, finding that, while there are certain mechanisms by which hydraulic fracturing activities could potentially impact drinking water resources, there is no evidence available showing that those mechanisms have led to widespread, systemic impacts. Also, on February 6, 2015, the EPA released a report with findings and recommendations related to public concern about induced seismic activity from disposal wells. The report recommends strategies for managing and minimizing the potential for significant injection-induced seismic events. Other governmental agencies, including the U.S. Department of Energy, the U.S. Geological Survey, and the U.S. Government Accountability Office, have evaluated or are evaluating various other aspects of hydraulic fracturing. These ongoing or proposed studies could spur initiatives to further regulate hydraulic fracturing, and could ultimately make it more difficult or costly for us to perform fracturing and increase our costs of compliance and doing business.

Several states, including Texas, have adopted, or are considering adopting, regulations that could restrict or prohibit hydraulic fracturing in certain circumstances, impose more stringent operating standards and/or require the disclosure of the composition of hydraulic fracturing fluids. For a more detailed discussion of state and local laws and initiatives concerning hydraulic fracturing, see “Items 1 and 2. Business and Properties–Regulation–Regulation of Hydraulic Fracturing.”

There has been increasing public controversy regarding hydraulic fracturing with regard to the use of fracturing fluids, induced seismic activity, impacts on drinking water supplies, use of water and the potential for impacts to surface water, groundwater and the environment generally. A number of lawsuits and enforcement actions have been initiated across the country implicating hydraulic fracturing practices. If new laws or regulations that significantly restrict hydraulic fracturing are adopted, such laws could make it more difficult or costly for us to perform fracturing to stimulate production from tight formations as well as make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. In addition, if hydraulic fracturing is further regulated at the federal or state level, our fracturing activities could become subject to additional permitting and financial assurance requirements, more stringent construction specifications, increased monitoring, reporting and recordkeeping obligations, plugging and abandonment requirements and also to attendant permitting delays and potential increases in costs. Such legislative changes could cause us to incur substantial compliance costs, and compliance or the consequences of any failure to comply by us could have a material adverse effect on our financial condition and results of operations. At this time, it is not possible to estimate the impact on our business of newly enacted or potential federal or state legislation governing hydraulic fracturing.

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

In recent years, federal, state and local governments have taken steps to reduce emissions of greenhouse gases. The EPA has finalized a series of greenhouse gas monitoring, reporting and emissions control rules for the oil and natural gas industry, and the U.S. Congress has, from time to time, considered adopting legislation to reduce emissions. Almost one-half of the states have already taken measures to reduce emissions of greenhouse gases primarily through the development of greenhouse gas emission inventories and/or regional greenhouse gas cap-and-trade programs. While we are subject to certain federal greenhouse gas monitoring and reporting requirements, our operations currently are not adversely impacted by existing federal, state and local climate change initiatives. For a description of existing and proposed greenhouse gas rules and regulations, see “Items 1 and 2. Business and Properties–Regulation–Environmental Regulation-Climate Change.”

In December 2015, the United States joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France. The resulting Paris Agreement calls for the parties to undertake “ambitious efforts” to limit the average global temperature, and to conserve and enhance sinks and reservoirs of greenhouse gases. The Agreement, if ratified, establishes a framework for the parties to cooperate and report actions to reduce greenhouse gas emissions.

Restrictions on emissions of methane or carbon dioxide that may be imposed could adversely affect the oil and natural gas industry. At this time, it is not possible to accurately estimate how potential future laws or regulations addressing greenhouse gas emissions would impact our business.

In addition, claims have been made against certain energy companies alleging that greenhouse gas emissions from oil and natural gas operations constitute a public nuisance under federal and/or state common law. As a result, private individuals may seek to enforce environmental laws and regulations against us and could allege personal injury or property damages. While our business is not a party to this litigation, we could be named in actions making similar allegations. An unfavorable ruling in any such case could significantly impact our operations and could have an adverse impact on our financial condition.

Moreover, there has been public discussion that climate change may be associated with extreme weather conditions such as more intense hurricanes, thunderstorms, tornadoes and snow or ice storms, as well as rising sea levels. Another possible consequence of climate change is increased volatility in seasonal temperatures. Some studies indicate that climate change could cause some areas to experience temperatures substantially colder than their historical averages. Extreme weather conditions can interfere with our production and increase our costs and damage resulting from extreme weather may not be fully insured. However, at this time, we are unable to determine the extent to which climate change may lead to increased storm or weather hazards affecting our operations.

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

The oil and natural gas industry is characterized by rapid and significant technological advancements and introductions of new products and services using new technologies. To the extent we acquire working interests in the future, as others use or develop new technologies, we may be placed at a competitive disadvantage or may be forced by competitive pressures to implement those new technologies at substantial costs. In addition, other oil and natural gas companies may have greater financial, technical and personnel resources that allow them to enjoy technological advantages and that may in the future allow them to implement new technologies before we can. We may not be able to respond to these competitive pressures or implement new technologies on a timely basis or at an acceptable cost. If one or more of the technologies we use now or in the future were to become obsolete, our business, financial condition or results of operations and cash available for distribution could be materially and adversely affected.

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

We are subject to cyber security risks. A cyber incident could occur and result in information theft, data corruption, operational disruption and/or financial loss.
The oil and natural gas industry has become increasingly dependent on digital technologies to conduct certain exploration, development, production, and processing activities. For example, the oil and natural gas industry depends on digital technologies to interpret seismic data, manage drilling rigs, production equipment and gathering systems, conduct reservoir modeling and reserves estimation, and process and record financial and operating data. At the same time, cyber incidents, including deliberate attacks or unintentional events, have increased. The U.S. government has issued public warnings that indicate that energy assets might be specific targets of cyber security threats. Our technologies, systems, networks, and those of its vendors, suppliers and other business partners, may become the target of cyberattacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information, or other disruption of its business operations. In addition, certain cyber incidents, such as surveillance, may remain undetected for an extended period. Our systems and insurance coverage for protecting against cyber security risks may not be sufficient. As cyber incidents continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber incidents. We do not maintain specialized insurance for possible liability resulting from a cyberattack on our assets that may shut down all or part of our business.
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

If our unitholders are dissatisfied with the performance of our general partner, they have limited ability to remove our general partner. Unitholders will be unable to remove our general partner without its consent because affiliates of our general partner own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding common units is required to remove our general partner. As of December 31, 2015, Diamondback owned 88% of our common units.

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

Under certain circumstances, unitholders may have to repay amounts wrongfully returned or distributed to them. Under Section 17-607 of the Delaware Act, we may not make a distribution to our unitholders if the distribution would cause our liabilities to exceed the fair value of our assets. Delaware law provides that for a period of three years from the date of the impermissible distribution, limited partners who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to the limited partnership for the distribution amount. Liabilities to partners on account of their partnership interests and liabilities that are non-recourse to the partnership are not counted for purposes of determining whether a distribution is permitted.

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

If at any time our general partner and its affiliates (including Diamondback) own more than 97% of the common units, our general partner will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price equal to the greater of (1) the average of the daily closing price of the common units over the 20 trading days preceding the date three days before notice of exercise of the call right is first mailed and (2) the highest per-unit price paid by our general partner or any of its affiliates for common units during the 90-day period preceding the date such notice is first mailed. If our general partner and its affiliates (including Diamondback) reduce their ownership to below 75% of the outstanding common units, the ownership threshold to exercise the call right will be permanently reduced to 80%. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return or a negative return on their investment. Unitholders may also incur a tax liability upon a sale of their units. Our general partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the limited call right. There is no restriction in our partnership agreement that prevents our general partner from causing us to issue additional common units and then exercising its call right. If our general partner exercised its limited call right, the effect would be to take us private and, if the units were subsequently deregistered, we would no longer be subject to the reporting requirements of the Exchange Act. As of December 31, 2015, Diamondback owns 88% of our common units.

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

As of December 31, 2015, we had 79,726,006 common units outstanding. Sales by holders of a substantial number of our common units in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities. In addition, we have provided registration rights to Diamondback. Pursuant to these registration rights, we have registered, under the Securities Act, all of the common units owned by Diamondback for resale. Under our partnership agreement, our general partner and its affiliates have registration rights relating to the offer and sale of any units that they hold.

We will incur increased costs as a result of being a publicly traded partnership.

Prior to the completion of our IPO in June 2014, we had no history operating as a publicly traded partnership. As a publicly traded partnership, we have incurred and will incur significant legal, accounting and other expenses that we did not incur prior to becoming a publicly traded partnership. In addition, the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Act of 2010, as well as rules implemented by the SEC and NASDAQ, require, or will require, publicly traded entities to adopt various corporate governance practices that will further increase our costs. Before we are able to make distributions to our unitholders, we must first pay our expenses, including the costs of being a publicly traded partnership and other operating expenses. As a result, the amount of cash we have available for distribution to our unitholders will be affected by our expenses, including the costs associated with being a publicly traded partnership. We estimate that we incur approximately $2.5 million of incremental costs per year associated with being a publicly traded partnership; however, it is possible that our actual incremental costs of being a publicly traded partnership will be higher than we currently estimate.

For as long as we are an emerging growth company, we will not be required to comply with certain disclosure requirements, including those relating to accounting standards and disclosure about our executive compensation and internal control auditing requirements that apply to other public companies.

We are classified as an “emerging growth company” under Section 2(a)(19) of the Securities Act. For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, we will not be required to, among other things, (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, (2) comply with any new requirements adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (3) comply with any new audit rules adopted by the Public Company Accounting Oversight Board after April 5, 2012 unless the SEC determines otherwise or (4) provide certain disclosure regarding executive compensation required of larger public companies.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential unitholders could lose confidence in our financial reporting, which would harm our business and the trading price of our units.

Diamondback is a publicly traded corporation and has developed a system of internal controls for compliance with public reporting requirements. However, prior to the IPO, our predecessor had not been required to file reports with the SEC on a stand-alone basis. Upon the completion of the IPO, we became subject to the public reporting requirements of the Exchange Act. Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a publicly traded partnership. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We cannot be certain that our efforts to maintain our internal controls will be successful, that we will be able to maintain adequate controls over our financial processes and reporting in the future or that we will be able to comply with our obligations under Section 404 of the Sarbanes-Oxley Act of 2002. For example, Section 404 requires us, among other things, to annually review and report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal controls over financial reporting. Further, we are required to comply with Section 404 (except for the requirement for an auditor’s attestation report) beginning with our fiscal year ended December 31, 2015. Any failure to maintain effective internal controls, or difficulties encountered in implementing or improving our internal controls, could harm our operating results or cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our common units.

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

Tax Risks to Common Unitholders

Our tax treatment depends on our status as a partnership for federal income tax purposes, as well as our not being subject to a material amount of entity-level taxation by individual states. If the IRS were to treat us as a corporation for federal income tax purposes or we were to become subject to entity-level taxation for state tax purposes, then our cash available for distribution to our unitholders could be substantially reduced.

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

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, from time to time, members of Congress propose and consider substantive changes to the existing U.S. federal income tax laws that affect publicly traded partnerships. One such legislative proposal would have eliminated the qualifying income exception to the treatment of all publicly traded partnerships as corporations upon which we rely for our treatment as a partnership for U.S. federal income tax purposes. Any modification to U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible for us to meet the qualifying income requirement to be treated as a partnership for U.S. federal income tax purposes. We are unable to predict whether any of these changes, or other proposals, will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units. In addition, the IRS, on May 6, 2015, issued proposed regulations concerning which activities give rise to qualifying income within the meaning of Section 7704 of the Internal Revenue Code. We do not believe the proposed regulations affect our ability to qualify as a publicly traded partnership. However, finalized regulations could modify the amounts of gross income that we are able to treat as qualifying income for the purposes of the qualifying income requirement.

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

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under existing Treasury regulations, and, accordingly, our counsel is unable to opine as to the validity of this method. The Department of the Treasury and the IRS recently adopted final Treasury regulations allowing a similar monthly simplifying convention for taxable years beginning on or after August 3, 2015. However, such regulations do not specifically authorize the use of the proration method we have adopted. If the IRS were to challenge our proration method or new Treasury Regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

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

We will be considered to have terminated for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. As of December 31, 2015, Diamondback owned 88% of the total interests in our capital and profits. Therefore, a transfer by Diamondback of all or a portion of its interests in us could result in a termination of our partnership for federal income tax purposes. Our termination would, among other things, result in the closing of our taxable year for all unitholders. In the case of a unitholder reporting on a taxable year other than the calendar year, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in such unitholder’s taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for federal income tax purposes, but instead, after our termination we would be treated as a new partnership for federal income tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred.

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

If the IRS makes audit adjustments to our income tax returns for tax years beginning after December 31, 2017, it may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us, in which case our cash available for distribution to our unitholders might be substantially reduced.

Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to our income tax returns, it may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us. Generally, we may elect to have our general partner and our unitholders take such audit adjustment into account in accordance with their interests in us during the tax year under audit, but there can be no assurance that such election will be effective in all circumstances and the manner in which the election is made and implemented has yet to be determined. If we are unable to have our general partner and our unitholders take such audit adjustment into account in accordance with their interests in us during the tax year under audit, our current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such unitholders did not own units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties and interest, our cash available for distribution to our unitholders might be substantially reduced. These rules are not applicable to us for tax years beginning on or prior to December 31, 2017.

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

PART II
ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Cash Distributions to Unitholders

Our common units are listed on the NASDAQ Global Select Market under the symbol “VNOM.” Our common units began trading on June 18, 2014 at an initial public offering price of $26.00 per common unit. The following table shows the low and high sales price per common unit, as reported by the NASDAQ Global Select Market, for the periods indicated:

Period:	High	Low	Cash Distributions per Common Unit(1)
2015
1st Quarter	$19.87	$16.25	$0.19
2nd Quarter	$22.10	$17.44	$0.22
3rd Quarter	$21.50	$13.40	$0.20
4th Quarter	$17.45	$13.31	$0.228
2014
2nd Quarter (beginning June 18, 2014)	$36.00	$31.00	$—
3rd Quarter	$34.50	$22.85	$0.25
4th Quarter	$24.26	$13.79	$0.25

(1)	Our first distribution was paid for the quarter ended September 30, 2014. Distributions are shown for the quarter in which they were generated.

There were three holders of record of our common units on February 16, 2016.

Cash Distribution Policy

The board of directors of our general partner has adopted a policy for us to distribute all available cash generated on a quarterly basis.

Cash distributions are made to the common unitholders of record on the applicable record date, generally within 60 days after the end of each quarter. Available cash for each quarter is determined by the board of directors of our general partner following the end of such quarter. Available cash for each quarter generally equals Adjusted EBITDA reduced for cash needed for debt service and other contractual obligations and fixed charges and reserves for future operating or capital needs that the board of directors of our general partner deems necessary or appropriate, if any.

General Partner Interest

Our general partner owns a non-economic general partner interest and therefore is not entitled to receive cash distributions. However, it may acquire common units and other equity interests in the future and will be entitled to receive pro rata distributions in respect of those equity interests.

Recent Sales of Unregistered Securities

None.

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

Presented below is our historical financial data for the periods and as of the dates indicated. The historical financial data for the years ended December 31, 2015 and 2014 and for the period from inception through December 31, 2013 and the balance sheet data as of December 31, 2015 and 2014 are derived from our audited consolidated financial statements included elsewhere in this Annual Report. For factors materially affecting the comparability of the information below, please see “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations–Results Presented and Factors Affecting the Comparability of Our Results to the Historical Financial Results of Our Predecessor.”

	Year Ended December 31,		Period From Inception Through December 31, 2013
	2015	2014
	(in thousands)
Statement of Operations Data:
Royalty income	$74,859	$77,767	$14,987
Costs and expenses:
Production and ad valorem taxes	5,531	5,377	972
Gathering and transportation	259	—	—
Depletion	35,436	27,601	5,199
Impairment	3,423	—	—
General and administrative expenses	5,236	3,198	—
General and administrative expenses—related party	599	1,174	87
Total costs and expenses	50,484	37,350	6,258
Income from operations	24,375	40,417	8,729
Other income (expense)
Interest expense	(1,110)	(487)	—
Interest expense—related party, net of capitalized interest	—	(10,755)	(5,741)
Other income	1,154	459	—
Total other income (expense), net	44	(10,783)	(5,741)
Net income	$24,419	$29,634	$2,988

Allocation of net income:
Net income attributable to the period January 1, 2014 through June 22, 2014		$7,021
Net income attributable to the period June 23, 2014 through December 31, 2014		22,613
		$29,634

Net income attributable to common limited partners per unit:
Basic	$0.31	$0.29
Diluted	$0.31	$0.29

Statement of Cash Flow Data:
Net cash provided by (used in):
Operating activities	$63,832	$51,813	$4,845
Investing activities	(43,907)	(96,815)	(4,083)
Financing activities	(34,496)	59,350	—

	Year Ended December 31,		Period From Inception Through December 31, 2013
	2015	2014
	(in thousands)

Other Financial Data:
Adjusted EBITDA(1)	$68,317	$70,579	$13,928

Balance Sheet Data (at period end):
Cash and cash equivalents	$539	$15,110
Total assets	529,731	537,402
Total liabilities	34,587	2,051
Unitholders’ equity/Members’ equity	495,144	535,351

(1)	For more information, please read “—Non-GAAP Financial Measure” below.

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

We define Adjusted EBITDA as net income (loss) plus interest expense, interest expense –related party, net of capitalized interest, non-cash unit-based compensation expense, depletion expense and impairment expense. Adjusted EBITDA is not a measure of net income (loss) as determined by GAAP. We exclude the items listed above from net income (loss) in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which are components of Adjusted EBITDA.

Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net income as determined in accordance with GAAP or as an indicator of our operating performance or liquidity. Our computations of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies.

The following table presents a reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial measure for the periods indicated.

	Year Ended December 31,		Period From Inception Through December 31, 2013
	2015	2014
	(in thousands)
Net Income	$24,419	$29,634	$2,988
Interest expense	1,110	487	—
Interest expense–related party, net of capitalized interest	—	10,755	5,741
Non-cash unit-based compensation expense	3,929	2,102	—
Depletion	35,436	27,601	5,199
Impairment	3,423	—	—
Adjusted EBITDA	$68,317	$70,579	$13,928

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a publicly traded Delaware limited partnership formed by Diamondback on February 27, 2014 to, among other things, own, acquire and exploit oil and natural gas properties in North America. The Partnership is currently focused on oil and natural gas properties in the Permian Basin. As of December 31, 2015, our general partner held a 100% non-economic general partner interest in us, and Diamondback had an approximate 88% limited partner interest in us. Diamondback also owns and controls our general partner.

We operate in one reportable segment engaged in the acquisition of oil and natural gas properties. Our assets consist primarily of producing oil and natural gas properties principally located in the Permian Basin of West Texas.

Sources of Our Revenue

Our revenues are derived from royalty payments we receive from our operators based on the sale of oil and natural gas production, as well as the sale of natural gas liquids that are extracted from natural gas during processing. Royalty income may vary significantly from period to period as a result of changes in commodity prices, production mix and volumes of production sold by our operators. For the year ended December 31, 2015, our revenues were derived 93% from oil sales, 3% from natural gas liquid sales and 4% from natural gas sales. For the year ended December 31, 2014, our revenues were derived 91% from oil sales, 6% from natural gas liquid sales and 3% from natural gas sales. For the period from inception through December 31, 2013, our revenues were derived 93% from oil sales, 5% from natural gas liquid sales and 2% from natural gas sales. As a result, our revenues are more sensitive to fluctuations in oil prices than they are to fluctuations in natural gas liquids or natural gas prices. Oil, natural gas liquids and natural gas prices have historically been volatile. During 2015, West Texas Intermediate posted prices ranged from $34.55 to $61.36 per Bbl and the Henry Hub spot market price of natural gas ranged from $1.63 to $3.32 per MMBtu. On December 31, 2015, the West Texas Intermediate posted price for crude oil was $37.13 per Bbl and the Henry Hub spot market price of natural gas was $2.28 per MMBtu. Over the past several months, oil prices have declined from over $61.00 per Bbl in June 2015 to below $27.00 per Bbl in January 2016 due in large part to increasing supplies and weakening demand growth. Lower prices may not only decrease our revenues, but also potentially the amount of oil and natural gas that our operators can produce economically. Lower oil and natural gas prices may also result in a reduction in the borrowing base under our credit agreement, which may be redetermined at the discretion of our lenders.

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

General and Administrative

In connection with the closing of the IPO, our general partner and Diamondback entered into the first amended and restated agreement of limited partnership, dated as of June 23, 2014. The partnership agreement requires us to reimburse our general partner for all direct and indirect expenses incurred or paid on our behalf and all other expenses allocable to us or otherwise incurred by our general partner in connection with operating our business. The partnership agreement does not set a limit on the amount of expenses for which our general partner and its affiliates may be reimbursed. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by its affiliates. Our general partner is entitled to determine the expenses that are allocable to us.

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

We are subject to the Texas margin tax. Any amounts related to operations for 2013 or for the period in 2014 prior to the closing of the IPO on June 23, 2014 will be included in Diamondback’s unitary filing for this tax. Diamondback does not expect any Texas margin tax to be due for the years ended December 31, 2015 and 2014 or the period from inception through December 31, 2013.

Results of Operations

Results Presented and Factors Affecting the Comparability of Our Results to the Historical Financial Results of Our Predecessor

Viper Energy Partners LP was formed on February 27, 2014 and did not own any assets prior to the contribution of our predecessor to us on June 17, 2014. The assets of our predecessor consisted of mineral interests in oil and natural gas properties in the Permian Basin, which were acquired on September 19, 2013. See Note 3–Acquisitions, to our audited consolidated financial statements included elsewhere in this Annual Report. The contribution of our predecessor to us on June 17, 2014 was accounted for as a combination of entities under common control with assets and liabilities transferred at their carrying amounts in a manner similar to a pooling of interests. Therefore, the financial and operating data below represent our predecessor’s operations for periods prior to June 17, 2014 and, for periods on and after June 17, 2014, the financial and operating data represent the combination of our predecessor and our operations.

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

•
On July 8, 2014, we entered into a secured revolving credit agreement with Wells Fargo as the administrative agent, sole book runner and lead arranger. The credit agreement, as amended, provides for a revolving credit facility in the maximum amount of $500.0 million, subject to scheduled semi-annual and other elective collateral borrowing base redeterminations based on our oil and natural gas reserves and other factors (the “borrowing base”). The borrowing base is scheduled to be redetermined semi-annually with effective dates of April 1st and October 1st. In addition, we may request up to three additional redeterminations of the borrowing base during any 12-month period. As of December 31, 2015, the borrowing base was set at $200.0 million and we had $34.5 million in outstanding borrowings.

General and Administrative

•
We incur incremental general and administrative expenses of approximately $2.5 million annually as a result of being a publicly traded limited partnership, consisting of expenses associated with SEC reporting requirements, including annual and quarterly reports to unitholders, tax return and Schedule K-1 preparation and distribution, Sarbanes-Oxley Act compliance, NASDAQ Global Select Market listing, independent auditor fees, legal fees, investor relations activities, registrar and transfer agent fees, director and officer insurance and director compensation.

•
The partnership agreement requires us to reimburse our general partner for all direct and indirect expenses incurred or paid on our behalf and all other expenses allocable to us or otherwise incurred by our general partner in connection with operating our business. The partnership agreement does not set a limit on the amount of expenses for which our general partner and its affiliates may be reimbursed. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by its affiliates. Our general partner is entitled to determine the expenses that are allocable to us. For the year ended December 31, 2015, our general partner did not receive any reimbursement from us other than the $4,000 that was outstanding at December 31, 2014. For the year ended December 31, 2014, we reimbursed our general partner $0.9 million for these expenses.

•
On June 17, 2014, under our Long Term Incentive Plan, or the LTIP, adopted in connection with the IPO, we granted awards of an aggregate of 2,500,000 unit options under the LTIP to executive officers of our general partner. For the years ended December 31, 2015 and 2014, we incurred $3.9 million and $2.1 million, respectively, of unit–based compensation.

•
In connection with the closing of the IPO, we and our general partner entered into an advisory services agreement with Wexford pursuant to which Wexford provides general financial and strategic advisory services to us and our general partner in exchange for a $0.5 million annual fee and certain expense reimbursement. For the years ended December 31, 2015 and 2014, we incurred costs of $0.6 million and $0.3 million, respectively, under the advisory services agreement.

•
In connection with the closing of the IPO, we entered into a tax sharing agreement with Diamondback pursuant to which we are required to reimburse Diamondback for our share of state and local income and other taxes for which our results are included in a combined or consolidated tax return filed by Diamondback with respect to taxable periods including or beginning on June 23, 2014. The amount of any such reimbursement is limited to the tax we would have paid had we not been included in a combined group with Diamondback. Diamondback may use its tax attributes to cause its combined or consolidated group, of which we may be a member for this purpose, to owe less or no tax. In such a situation, we would reimburse Diamondback for the tax we would have owed had the tax attributes not been available or used for our benefit, even though Diamondback had no cash tax expense for that period. During the year ended December 31, 2015, we did not reimburse Diamondback under the tax sharing agreement.

The following table summarizes our revenue and expenses and production data for the periods indicated.

	Year Ended December 31,		Period From Inception Through December 31, 2013
	2015	2014
	(In thousands)
Operating Results:
Royalty income	$74,859	$77,767	$14,987
Costs and expenses:
Production and ad valorem taxes	5,531	5,377	972
Gathering and transportation	259	—	—
Depletion	35,436	27,601	5,199
Impairment	3,423	—	—
General and administrative expenses	5,236	3,198	—
General and administrative expenses—related party	599	1,174	87
Total costs and expenses	50,484	37,350	6,258
Income from operations	24,375	40,417	8,729
Other income (expense)
Interest expense	(1,110)	(487)	—
Interest expense—related party, net of capitalized interest	—	(10,755)	(5,741)
Other income	1,154	459	—
Total other income (expense), net	44	(10,783)	(5,741)
Net income	$24,419	$29,634	$2,988
Allocation of net income:
Net income attributable to the period January 1, 2014 through June 22, 2014		$7,021
Net income attributable to the period June 23, 2014 through December 31, 2014		22,613
		$29,634
Production Data:
Oil (Bbls)	1,555,493	856,541	150,815
Natural gas (Mcf)	1,128,605	648,808	108,264
Natural gas liquids (Bbls)	238,716	144,074	19,971
Combined volumes (BOE)	1,982,310	1,108,750	188,830
Daily combined volumes (BOE/d)	5,431	3,038	1,798
% Oil	78%	77%	80%

Comparison of the Years Ended December 31, 2015 and December 31, 2014 and the Period from Inception Through December 31, 2013

Royalty Income

Our royalty income for the years ended December 31, 2015 and 2014 and for the period from inception to December 31, 2013 was $74.9 million, $77.8 million and $15.0 million, respectively.

Our royalty income is a function of oil, natural gas liquids and natural gas production volumes sold and average prices received for those volumes. Our operators received an average of $44.75 per Bbl of oil, $10.85 per Bbl of natural gas liquids and $2.36 per Mcf of natural gas for the volumes sold for the year ended December 31, 2015. Our operators received an average of $82.98 per Bbl of oil, $27.59 per Bbl of natural gas liquids and $4.18 per Mcf of natural gas for the volumes sold for the year ended December 31, 2014. Our operators received an average of $92.07 per Bbl of oil, $35.30 per Bbl of natural gas liquids and $3.67 per Mcf of natural gas for the volumes sold for the period from inception to December 31, 2013.

	2015 vs. 2014			2014 vs. 2013
	Change in prices	Production volumes(1)	Total net dollar effect of change	Change in prices	Production volumes(1)	Total net dollar effect of change
	(in thousands)
Effect of changes in price:
Oil	$(38.23)	1,555,493	$(59,466)	$(9.09)	856,541	$(7,786)
Natural gas liquids	(16.74)	238,716	(3,996)	(7.71)	144,074	(1,111)
Natural gas	(1.82)	1,128,605	(2,054)	0.51	648,808	331
Total revenues due to change in price			$(65,516)			$(8,566)

	Change in production volumes(1)	Prior period average prices	Total net dollar effect of change	Change in production volumes(1)	Prior period average prices	Total net dollar effect of change
	(in thousands)
Effect of changes in production volumes:
Oil	698,952	$82.98	$57,991	705,726	$92.07	$64,584
Natural gas liquids	94,642	27.59	2,611	124,103	35.30	4,381
Natural gas	479,797	4.18	2,006	648,784	3.67	2,381
Total revenues due to change in production volumes			62,608			71,346
Total change in revenues			$(2,908)			$62,780

(1)	Production volumes are presented in Bbls for oil and natural gas liquids and Mcf for natural gas

Impairment of Oil and Gas Properties.

During the year ended December 31, 2015, we recorded an impairment of oil and gas properties of $3.4 million as a result of the significant decline in commodity prices in 2015. No impairments were recorded for the years ended December 31, 2014 or the period from inception to December 31, 2013.

General and Administrative Expenses

The general and administrative expenses primarily reflect costs associated with us being a publicly traded limited partnership, unit-based compensation, the amounts reimbursed to our general partner under our partnership agreement and amounts incurred under our advisory services agreement. For the years ended December 31, 2015 and 2014 and for the period from inception to December 31, 2013, we incurred general and administrative expenses of $5.8 million, $4.4 million and $0.1 million, respectively.

Net Interest Expense

The net interest expense for the year ended December 31, 2015 reflects the interest incurred under our credit agreement. The net interest expense for the year ended December 31, 2014 and for the period from inception through December 31, 2013 primarily relates to interest incurred under the subordinate note of our predecessor. Net interest expense for the years ended December 31, 2015 and 2014 and for the period from inception through December 31, 2013 was $1.1 million, $11.2 million and $5.7 million, respectively.

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

We define Adjusted EBITDA as net income (loss) plus interest expense, interest expense –related party, net of capitalized interest, non-cash unit-based compensation expense, depletion expense and impairment expense. Adjusted EBITDA is not a measure of net income (loss) as determined by GAAP. We exclude the items listed above from net income (loss) in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which are components of Adjusted EBITDA.

Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net income as determined in accordance with GAAP or as an indicator of our operating performance or liquidity. Our computations of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies.

The following table presents a reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial measure for the periods indicated.

	Year Ended December 31,		Period From Inception Through December 31, 2013
	2015	2014
	(in thousands)
Net Income	$24,419	$29,634	$2,988
Interest expense	1,110	487	—
Interest expense–related party, net of capitalized interest	—	10,755	5,741
Non-cash unit-based compensation expense	3,929	2,102	—
Depletion	35,436	27,601	5,199
Impairment	3,423	—	—
Adjusted EBITDA	$68,317	$70,579	$13,928

Liquidity and Capital Resources

Overview

Our primary sources of liquidity have been cash flows from operations and equity and debt financings, including borrowings under our credit agreement, and our primary uses of cash have been, and are expected to continue to be, to pay distributions to our unitholders and for replacement and growth capital expenditures, including the acquisition of oil and natural gas properties. Our ability to generate cash is subject to a number of factors, some of which are beyond our control, including commodity prices, weather and general economic, financial, competitive, legislative, regulatory and other factors. In 2016, we believe cash flows from operations and availability under our credit agreement will provide sufficient liquidity to manage our cash needs and contractual obligations and to fund expected capital expenditures. We continually monitor market conditions and may consider issuing more equity or taking on debt if we believe conditions to be favorable.

Our partnership agreement does not require us to distribute any of the cash we generate from operations. We believe, however, that it is in the best interests of our unitholders if we distribute a substantial portion of the cash we generate from operations. The board of directors of our general partner has adopted a policy to distribute an amount equal to the available cash we generate each quarter to our unitholders. Cash distributions are made to the common unitholders of record on the applicable record date, generally within 60 days after the end of each quarter. Available cash for each quarter is determined by the board of directors of our general partner following the end of such quarter. Available cash for each quarter generally equals Adjusted EBITDA reduced for cash needed for debt service and other contractual obligations and fixed charges and reserves for future operating or capital needs that the board of directors of our general partner deems necessary or appropriate, if any.

The following table presents cash distributions approved by the board of directors of our general partner for the periods presented.

Date of Approval	Quarter	Amount per Unit	Distribution Date	Amount Distributed to Diamondback
				(in thousands)
February 5, 2015	Q4 2014	$0.25	February 27, 2015	$17,612
May 1, 2015	Q1 2015	$0.19	May 22, 2015	$13,385
July 31, 2015	Q2 2015	$0.22	August 21, 2015	$15,499
October 30, 2015	Q3 2015	$0.20	November 20, 2015	$14,091
February 12, 2016	Q4 2015	$0.228	February 26, 2016	*
* As of February 19, 2016, the Q4 2015 distribution had not occurred. We will make our Q4 2015 distribution to Diamondback on February 26, 2016.

Our Credit Agreement

On July 8, 2014, we entered into a $500.0 million secured revolving credit agreement with Wells Fargo as the administrative agent, sole book runner and lead arranger. The credit agreement, which was amended August 15, 2014 to add additional lenders to the lending group, matures on July 8, 2019. The credit agreement was further amended on May 22, 2015 to, among other things, increase the borrowing base from $110.0 million to $175.0 million and to provide for certain restrictions on purchasing margin stock. On November 13, 2015, the borrowing base was increased from $175.0 million to $200.0 million. As of December 31, 2015, the borrowing base was set at $200.0 million and we had $34.5 million in outstanding borrowings under the credit agreement.

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

The lenders may accelerate all of the indebtedness under the credit agreement upon the occurrence and during the continuance of any event of default. The credit agreement contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross-default, bankruptcy and change of control. There are no cure periods for events of default due to non-payment of principal and breaches of negative and financial covenants, but non-payment of interest and breaches of certain affirmative covenants are subject to customary cure periods.

Cash Flows

The following table presents our cash flows for the period indicated.

	Year Ended December 31,		Period From Inception Through December 31, 2013
	2015	2014
	(in thousands)
Cash Flow Data:
Net cash provided by operating activities	$63,832	$51,813	$4,845
Net cash used in investing activities	(43,907)	(96,815)	(4,083)
Net cash (used in) provided by financing activities	(34,496)	59,350	—
Net increase in cash	$(14,571)	$14,348	$762

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

Investing Activities

The purchase of oil and natural gas interests accounted for the majority of our cash outlays for investing activities. Net cash used in investing activities was $43.9 million, $96.8 million and $4.1 million during the years ended December 31, 2015 and 2014 and the period from inception to December 31, 2013, respectively.

During the year ended December 31, 2015, we spent approximately $43.9 million on acquisitions of mineral interests.

During the year ended December 31, 2014, we spent approximately $57.7 million on acquisitions of mineral interests and approximately $33.9 million for a minor equity interest in an entity that owns mineral, overriding royalty, net profits, leasehold and other similar interests.

Financing Activities

Net cash used in financing activities of $34.5 million during the year ended December 31, 2015 primarily related to distributions to our unitholders. Net cash provided by financing activities of $59.4 million during the year ended December 31, 2014 primarily related to our equity offerings. From the sale of common units in our IPO and the September 19, 2014 equity offering, we received proceeds of approximately $232.2 million, net of offering expenses and underwriting discounts and commissions. In connection with the closing of the IPO, we agreed to distribute to Diamondback the net proceeds from the IPO and all cash and cash equivalents and the royalty income receivable on hand in the aggregate amount of $11.3 million. During 2014, we distributed $148.8 million to Diamondback as part of the IPO transactions. We used a portion of the net proceeds from our September 19, 2014 equity offering to repay borrowings under our credit agreement of $78.0 million. We also distributed $19.9 million to our unitholders for our third quarter 2014 distribution. We did not use any cash for financing activities during the period from inception to December 31, 2013.

Contractual Obligations

The following table summarizes our contractual obligations and commitments as of December 31, 2015.

	Payments Due by Period
	Total	2016	2017-2018	2019-2020	Thereafter
	(in thousands)
Credit agreement(1)	$—	$—	$—	$34,500	$—
Interest and commitment fees under our credit agreement(2)	$2,636	$750	$1,500	$386	$—
	$2,636	$750	$1,500	$34,886	$—

(1)
Includes the outstanding principal amount under the credit agreement, the table does not include interest expense or other fees payable under this floating rate facility as we cannot predict the timing of future borrowings and repayments or interest rates to be charged.

(2)
This table reflects only the minimum amount of interest and commitment fees due, which as of December 31, 2015 includes a commitment fee equal to 0.375% per year of the unused portion of the borrowing base of our credit agreement. The table does not include interest expense as we cannot predict the timing of future borrowings and repayments or interest rates to be charged. See Note 5–Debt to our consolidated financial statements and related notes included elsewhere in this Annual Report.

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

Accounting for Unit-Based Compensation

Unit-based compensation grants are measured at their grant date fair value and related compensation cost is recognized over the vesting period of the grant. The LTIP and related accounting policies are defined and described more fully in Note 7–Unit Based Compensation to our audited consolidated financial statements included elsewhere in this Annual Report. The determination of the fair value of an award requires significant estimates and subjective judgments regarding, among other things, the appropriate option pricing model, the expected life of the award and forfeiture rate assumptions. Estimates of the fair value of unit options granted during the year ended December 31, 2015, were completed using a Black-Scholes option valuation model, which requires us to make several assumptions.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers”. This update supersedes most of the existing revenue recognition requirements in GAAP and requires (i) an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services and (ii) requires expanded disclosures regarding the nature, amount, timing, and certainty of revenue and cash flows from contracts with customers. The standard will be effective for annual and interim reporting periods beginning after December 15, 2017, with early application not permitted. The standard allows for either full retrospective adoption, meaning the standard is applied to all periods presented in the financial statements, or modified retrospective adoption, meaning the standard is applied only to the most current period presented. We are currently evaluating the impact, if any, that the adoption of this update will have on our financial position, results of operations and liquidity.

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-03, “Interest–Imputation of Interest”. This update requires that debt issuance costs related to a recognized debt liability (except costs associated with revolving debt arrangements) be presented in the balance sheet as a direct deduction from that debt liability, consistent with the presentation of a debt discount to simplify the presentation of debt issuance costs. The standard will be effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early application will be permitted for financial statements that have not previously been issued. Adoption of the new guidance will only affect the presentation of our consolidated balance sheets and will not have a material impact on our consolidated financial statements.

Inflation

Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the period from inception through the year ended December 31, 2015. Although the impact of inflation has been insignificant in recent years, it continues to be a factor in the U.S. economy and our operators do experience inflationary pressure on the costs of oilfield services and equipment as drilling activity increases in the areas in which our properties are located.

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

Credit Risk

We are subject to risk resulting from the concentration of royalty interest revenues in producing oil and natural gas properties and receivables with several significant purchasers. For the year ended December 31, 2015, two purchasers accounted for more than 10% of royalty interest revenue: Shell Trading (68%) and Permian Transport & Trading (25%). For the year ended December 31, 2014, two purchasers accounted for more than 10% of royalty interest revenue: Shell Trading (70%) and Permian Transport & Trading (15%). For the period from inception to December 31, 2013, two purchasers accounted for more than 10% of royalty interest revenue: Shell Trading (59%) and Permian Transport & Trading (19%). We do not require collateral and do not believe the loss of any single purchaser would materially impact our operating results, as crude oil and natural gas are fungible products with well-established markets and numerous purchasers.

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on our indebtedness under our credit agreement. The terms of our credit agreement provide for interest on borrowings at a floating rate equal to an alternative base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.5% and 3-month LIBOR plus 1.0%) or LIBOR, in each case plus the applicable margin. The applicable margin ranges from 0.50% to 1.50% in the case of the alternative base rate and from 1.50% to 2.50% in the case of LIBOR, in each case depending on the amount of the loan outstanding in relation to the borrowing base. We entered into this credit agreement on July 8, 2014, and as of December 31, 2015, we had $34.5 million in outstanding borrowings with a weighted average rate of 1.70%. An increase or decrease of 1% in the interest rate would have a corresponding decrease or increase in our interest expense of approximately $0.3 million based on the $34.5 million outstanding in the aggregate under our credit agreement on December 31, 2015.

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

As of December 31, 2015, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer of our general partner have concluded that as of December 31, 2015, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of our general partner is responsible for establishing and maintaining adequate internal control over financial reporting of the Partnership. The Partnership’s internal control over financial reporting is a process designed under the supervision of the Chief Executive Officer and Chief Financial Officer of our general partner to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Partnership’s financial statements for external purposes in accordance with generally accepted accounting principles.

Management conducted an evaluation of the effectiveness of the Partnership’s internal control over financial reporting based on the framework in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in the 2013 Internal Control-Integrated Framework, management did not identify any material weaknesses in the Partnership’s internal control over financial reporting and determined that the Partnership maintained effective internal control over financial reporting as of December 31, 2015.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As an entity with less than $1 billion in revenue during our last fiscal year, we qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As an emerging growth company, we may take advantage of specified reduced reporting and other regulatory requirements for up to five years from our IPO that are otherwise applicable generally to public companies. As an emerging growth company, we are taking advantage of the exemption from the auditor attestation requirement on the effectiveness of our system of internal control over financial reporting.

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

Executive Officers and Directors of Our General Partner

The following table shows information for the executive officers and directors of our general partner as of January 31, 2016. Directors hold office until their successors have been elected or qualified or until the earlier of their death, resignation, removal or disqualification. Executive officers serve at the discretion of the board. There are no family relationships among any of our directors or executive officers.

Name	Age	Position With Our General Partner
Travis D. Stice	54	Chief Executive Officer, Director
Teresa L. Dick	46	Chief Financial Officer, Senior Vice President and Assistant Secretary
Russell Pantermuehl	56	Vice President-Reservoir Engineering
Elizabeth E. Moses	58	Vice President-Business Development and Land
Randall J. Holder	62	Vice President, General Counsel and Secretary
Steven E. West	55	Executive Chairman, Director
W. Wesley Perry	59	Director
W. Duncan Kennedy	54	Director
Michael L. Hollis	40	Director
James L. Rubin	32	Director
Rosalind Redfern Grover	74	Director

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

Elizabeth E. Moses. Ms. Moses has served as Vice President-Business Development and Land of our general partner since November 2014. She has also served as Vice President-Business Development and Land for Diamondback since January 2014. Prior to that position, Ms. Moses worked for Diamondback as a Land Manager from February 2013 until November 2013. Ms. Moses worked as an independent consulting petroleum landman from 2003 until she joined us in February 2013. In her role as an independent consultant, Ms. Moses consulted with various clients in the oil and gas industry and supervised other sub-consultants. Ms. Moses has over 34 years of experience as a landman in the oil and gas industry. Ms. Moses received her Bachelor of Business Administration degree from Steven F. Austin State University.

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

W. Wesley Perry. Mr. Perry has been a member of the board of directors of our general partner since June 2014. Mr. Perry has served as a director of Genie Energy Ltd. since October 2011 and as the chairman of the board of directors of Genie Energy International Corporation since September 2009. Mr. Perry served as a director of IDT Corporation from September 2010 to October 2011. Mr. Perry has owned and operated S.E.S. Investments, Ltd., an oil and gas investment company, since 1993. He has served as Chief Executive Officer of E.G.L. Resources, Inc. since July 2008 and served as its President from 2003 to July 2008. Mr. Perry has been a director of UTG, Inc. from June 2001 to December 2014 and served on its Audit Committee. He served as a director of Western National Bank from 2005 to 2009. Mr. Perry served on the Midland City Council from 2002 to 2008 and as Mayor of Midland from 2008 through 2014. He is the President of the Milagros Foundation and a board member of the Abel-Hangar Foundation. He has a Bachelor of Science degree in Engineering from the University of Oklahoma.

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

Michael L. Hollis. Mr. Hollis has been a member of the board of directors of our general partner since June 2014. He has served as Chief Operating Officer of Diamondback since July 2015 and before that served as Vice President-Drilling of Diamondback since September 2011. Prior to his positions with Diamondback, Mr. Hollis served in various roles, most recently as drilling manager at Chesapeake Energy Corporation, an oil and gas exploration company, from June 2006 to September 2011. He worked for ConocoPhillips Company as a senior drilling engineer from January 2002 to June 2006 and as a process engineer from 2001 to 2003. Mr. Hollis also worked as a production engineer for Burlington Resources from 1998 to 2001 as well as from June 2003 to January 2004. Mr. Hollis received his Bachelor of Science degree in Chemical Engineering from Louisiana State University.

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

Meetings of the Board of Directors

During 2015, the board of directors of our general partner met two times. Each director attended at least 92% of the total number of meetings of the board and the committees of the board on which he or she served that occurred during 2015.

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

Audit Committee

The audit committee assists the board of directors in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and partnership policies and controls. The audit committee has the sole authority to retain and terminate our independent registered public accounting firm, approve all auditing services and related fees and the terms thereof performed by our independent registered public accounting firm, and pre-approve any non-audit services and tax services to be rendered by our independent registered public accounting firm. The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm has unrestricted access to the audit committee and our management, as necessary. The audit committee met four times during 2015. The audit committee has adopted a charter, which is available on our website under the “corporate governance” section at http://ir.viperenergy.com.

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

Based solely on a review of the copies of reports on Forms 3, 4 and 5 and amendments thereto furnished to us and written representations from the executive officers and directors of our general partner, we believe that during the year ended December 31, 2015 the officers and directors of our general partner and beneficial owners of more than 10% of our equity securities registered pursuant to Section 12 were in compliance with the applicable requirements of Section 16(a).

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

Reimbursement of Expenses of our General Partner

Our partnership agreement requires us to reimburse our general partner and its affiliates, including Diamondback, for all expenses they incur and payments they make on our behalf in connection with operating our business. Our partnership agreement does not set a limit on the amount of expenses for which our general partner and its affiliates may be reimbursed. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by its affiliates. Our partnership agreement provides that our general partner will determine the expenses that are allocable to us. In addition, we and our general partner have entered into an advisory services agreement with Wexford pursuant to which Wexford provides general finance and advisory services in exchange for a fee and certain expense reimbursement. See “Item 13. Certain Relationships and Related Party Transactions, and Director Independence – Advisory Services Agreement.”

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

All of the executive officers of our general partner have responsibilities to both us and Diamondback and allocate their time between managing our business and managing the business of Diamondback. Since all of these executive officers are employed by Diamondback or one of its subsidiaries, the responsibility and authority for compensation-related decisions for them resides with Diamondback’s compensation committee. Diamondback has the ultimate decision-making authority with respect to the total compensation of the executive officers that are employed by Diamondback including, subject to the terms of the partnership agreement, the portion of that compensation that is allocated to us pursuant to Diamondback’s allocation methodology. Any such compensation decisions are not subject to any approvals by the board of directors of our general partner or any committees thereof. However, all determinations with respect to awards that are made to executive officers, key employees and non-employee directors under the LTIP are made by the board of directors of our general partner. Please see the description of the LTIP below under the heading “Long-Term Incentive Plan.”

The executive officers of our general partner, as well as the employees of Diamondback who provide services to us, may participate in employee benefit plans and arrangements sponsored by Diamondback, including plans that may be established in the future. Certain of our general partner’s executive officers and employees and certain employees of Diamondback who provide services to us currently hold grants under Diamondback’s equity incentive plans. Except with respect to any awards that may be granted under the LTIP, the executive officers of our general partner do not receive separate amounts of compensation in relation to the services they provide to us. In accordance with the terms of our partnership agreement, we reimburse Diamondback for compensation related expenses attributable to the portion of the executive’s time dedicated to providing services to us. Although we bear an allocated portion of Diamondback’s costs of providing compensation and benefits to employees who serve as executive officers of our general partner, we have no control over such costs and did not establish and do not direct the compensation policies or practices of Diamondback. Except with respect to awards granted under the LTIP, compensation paid or awarded by us in 2015 consisted only of the portion of compensation paid by Diamondback that is allocated to us and our general partner pursuant to Diamondback’s allocation methodology and subject to the terms of the partnership agreement.

A full discussion of the compensation programs for Diamondback’s executive officers and the policies and philosophy of the compensation committee of Diamondback’s board of directors will be set forth in Diamondback’s 2016 proxy statement under the heading “Compensation Discussion and Analysis.” Specifically, compensation paid directly by us through our LTIP or indirectly by us through reimbursement pursuant to our partnership agreement will be included in the amounts set forth in certain of the tables set forth in Diamondback’s 2016 proxy statement, with awards outstanding pursuant to our LTIP separately identified.

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

Our general partner has made grants under the LTIP of (a) phantom units to the non-employee directors of our general partner (see “Director Compensation” below for information regarding those awards) and (b) at the time of our IPO, an aggregate of 2,500,000 unit options to the executive officers of our general partner. Each unit option entitles the recipient to purchase one of our common units. In accordance with the LTIP, the exercise price of the unit options granted may not be less than the market value of our common units on the date of grant. The outstanding unit options have an exercise price of $26.00 per unit, which was the price to the public in our IPO. Subject to accelerated vesting upon certain specified events, a third of the unit options will vest each year on the anniversary of their grant, and the options will be automatically exercised, to the extent vested, on the earlier to occur of the three year anniversary of the date of grant or the occurrence of a change in control. These grants of unit options pursuant to the LTIP will be reflected in the tables contained in Diamondback’s 2016 proxy statement under the heading “Compensation Discussion and Analysis.”

Administration

The LTIP is administered by the board of directors of our general partner pursuant to its terms and all applicable state, federal, or other rules or laws. The board of directors of our general partner has the power to determine to whom and when awards will be granted, determine the amount of awards (measured in cash or in shares of our common units), proscribe and interpret the terms and provisions of each award agreement (the terms of which may vary), accelerate the vesting provisions associated with an award, delegate duties under the LTIP and execute all other responsibilities permitted or required under the LTIP.

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

The following table sets forth the aggregate dollar amount of all fees paid to each of the non-employee directors of our general partner during 2015 for their services on the board:

Name	Fees Earned or Paid in cash (a)	Unit Awards (b)	Total
Rosalind Redfern Grover (c)	$74,500	$76,440	$150,940
W. Duncan Kennedy (c)	74,500	76,440	150,940
W. Wesley Perry (c)	79,500	76,440	155,940
James L. Rubin (c)	49,500	76,440	125,940
Steven E. West (c)	49,500	76,440	125,940

(a)	This column reflects the value of a director’s annual retainer, as well as the additional payments for committee membership, committee chairmanship and meeting attendance.

(b)
The amount in this column represents the aggregate grant date fair value of phantom units granted in the fiscal year calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, “Compensation - Stock Compensation.”

(c)
Each of Ms. Grover and Messrs. Kennedy, Perry, Rubin and West received a grant of 4,938 phantom units on August 27, 2015, of which 1,646 vested and settled on the date of grant, pursuant to the LTIP, with each unit having a grant date fair value of $15.48. Each of Ms. Grover and Messrs. Kennedy’s, Perry’s, Rubin’s and West’s remaining 3,292 phantom units will vest and settle in two equal annual installments beginning on June 17, 2016. Each phantom unit is the economic equivalent of one of our common units.

Messrs. Stice and Hollis are both directors of our general partner, but Mr. Stice is also an executive officer of our general partner and both Messrs. Stice and Hollis are employees of Diamondback E&P LLC. Each of Messrs. Stice and Hollis has received awards pursuant to the LTIP for his service as an executive officer or employee, respectively, and unrelated to his service as directors. These awards are reflected in the tables contained in Diamondback’s 2016 proxy statement under the heading “Compensation Discussion and Analysis.”

Compensation Committee Interlocks and Insider Participation

As previously noted, our general partner’s board of directors is not required to maintain, and does not maintain, a separate compensation committee. Mr. Hollis, a director of our general partner, is also an executive officer of Diamondback. Mr. Stice, a director and executive officer of our general partner, is also a director and executive officer of Diamondback. However, all compensation decisions with respect to Messrs. Stice and Hollis are made by Diamondback and Messrs. Stice and Hollis do not receive any compensation directly from us or our general partner except for awards under our LTIP. As described in “–Compensation Discussion and Analysis,” decisions regarding the compensation of our general partner’s executive officers are made by Diamondback. Please read “Items 1 and 2. Business and Properties–Our Relationship with Diamondback” and “Item 13. Certain Relationships and Related Transactions, and Director Independence” for more information about relationships among us, our general partner and Diamondback.

Compensation Policies and Practices as They Relate to Risk Management

We do not have any employees. We are managed and operated by the directors and officers of our general partner and employees of Diamondback perform services on our behalf. Please read “–Compensation Discussion and Analysis” and “Items 1 and 2. Business and Properties–Our Relationship with Diamondback” for more information about this arrangement. For an analysis of any risks arising from Diamondback’s compensation policies and practices, please read Diamondback’s 2016 proxy statement. We have made awards of unit options subject to time-based vesting under our LTIP, which we believe drive a long-term perspective and which we believe make it less likely that executive officers will take unreasonable risks because the unit options retain value even in a depressed market.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The following table presents information regarding the beneficial ownership of our common units as of February 2, 2016 by:

•	our general partner;

•	each of our general partner’s directors and executive officers;

•	each unitholder known by us to beneficially hold 5% or more of our common units; and

•	all of our general partner’s directors and executive officers as a group.

Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. In computing beneficial ownership of each person, all amounts exclude common units issuable upon the exercise of outstanding options or the vesting of phantom units that are not exercisable or vested as of February 2, 2016 or within 60 days of February 2, 2016. Unless otherwise noted, the address for each beneficial owner listed below is 500 West Texas Avenue, Suite 1200, Midland, Texas 79701.

Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned
Diamondback Energy, Inc.(1)	70,450,000	88%
Viper Energy Partners GP LLC	—	—
Travis D. Stice (2)	37,500	*
Teresa L. Dick (2)	10,000	*
Russell Pantermuehl (2)	30,000	*
Elizabeth E. Moses (2)	23,643	*
Randall J. Holder	5,000	*
Steven E. West (3)	—	—
W. Wesley Perry (4)	25,090	*
W. Duncan Kennedy (4)	6,090	*
Michael L. Hollis (2)	60,080	*
James L. Rubin (3)	—	—
Rosalind Redfern Grover (5)	1,646	*
All directors and executive officers as a group (11 persons)	199,049	*

*	Less than 1%

(1)	Diamondback Energy, Inc. is a publicly traded company. The directors of Diamondback are Travis D. Stice, Steven E. West, Michael P. Cross, David L. Houston and Mark L. Plaumann.

(2)
Excludes 1,250,000, 250,000, 250,000, 250,000, 125,000 and 125,000 unit options granted to Mr. Stice, Mr. Pantermuehl, Mr. Hollis, Ms. Moses, Ms. Dick and Mr. Holder, respectively.  See “Item 11.  Executive Compensation - Compensation Discussion and Analysis - Long-Term Incentive Plan” for additional information regarding these unit options.

(3)
Excludes 6,090 common units (representing vested phantom units previously granted to such director), 2,222 unvested phantom units that will vest on June 17, 2016 and 3,292 unvested phantom units that will vest in two equal annual installments beginning on June 17, 2016, all of which have been assigned by Messrs. West and Rubin to Wexford under their terms of employment with Wexford.

(4)	Excludes 3,292 phantom units that will vest in two equal annual installments beginning on June 17, 2016 and 2,222 unvested phantom units that will vest on June 17, 2016.

(5)	Excludes 3,292 phantom units that will vest in two equal annual installments beginning on June 17, 2016.

The following table sets forth, as of February 2, 2016, the number of shares of common stock of Diamondback beneficially owned by each of the directors and executive officers of our general partner and all directors and executive officers of our general partner as a group.

	Shares of Diamondback Common Stock Beneficially Owned(1)
Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Travis D. Stice(2)	113,890	*
Teresa L. Dick(3)	21,082	*
Russell Pantermuehl(4)	48,600	*
Elizabeth Moses(5)	21,134	*
Randall J. Holder(6)	6,227	*
Steven E. West(7)	—	—
W. Wesley Perry	—	—
W. Duncan Kennedy	—	—
Michael L. Hollis(8)	42,603	*
James L. Rubin	—	—
Rosalind Redfern Grover	—	—
All directors and executive officers as a group (11 persons)	253,536	*

*	Less than 1%

(1)
Beneficial ownership is determined in accordance with SEC rules. In computing percentage ownership of each person, shares of common stock subject to options held by that person that are exercisable as of February 2, 2016, or exercisable within 60 days of February 2, 2016, are deemed to be beneficially owned. These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of each other person. The percentage of shares beneficially owned is based on 71,397,041 shares of common stock outstanding as of February 2, 2016. Unless otherwise indicated, all amounts exclude shares issuable upon the exercise of outstanding options and vesting of restricted stock units that are not exercisable and/or vested as of February 2, 2016 or within 60 days of February 2, 2016.

(2)
Includes 30,057 restricted stock units that are vested and held by Stice Investments, Ltd., which is managed by Stice Management, LLC, its general partner. Mr. Stice and his spouse hold 100% of the membership interests in Stice Management, LLC, of which Mr. Stice is the manager. Excludes 11,944 restricted stock units that will vest on January 2, 2017 and 60,112 restricted stock units that will vest in two approximately equal annual installments beginning on January 2, 2017. Also excludes 25,000 performance-based restricted stock units awarded to Mr. Stice on February 27, 2014, 35,833 performance-based restricted stock units awarded to Mr. Stice on February 5, 2015 and 45,084 performance-based restricted stock units awarded to Mr. Stice on January 19, 2016, which awards are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance periods ended or ending, as applicable, on December 31, 2015, December 31, 2016 and December 31, 2018, respectively. Also excludes 90,169 performance-based restricted stock units awarded to Mr. Stice on January 19, 2016, which are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the two-year performance period ending on December 31, 2017.

(3)
Excludes 2,500 restricted stock units, which will vest on January 2, 2017 and 4,008 restricted stock units, which will vest in two equal annual installments beginning on January 2, 2017. Also excludes 7,080 performance-based restricted stock units awarded to Ms. Dick on February 27, 2014, 7,500 performance-based restricted stock units awarded to Ms. Dick on February 5, 2015 and 3,006 performance-based restricted stock units awarded to Ms. Dick on January 19, 2016, which awards are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance periods ended or ending, as applicable, on December 31, 2015, December 31, 2016 and December 31, 2018, respectively. Also excludes 6,011 performance-based restricted stock units awarded to Ms. Dick on January 19, 2016, which are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the two-year performance period ending on December 31, 2017.

(4)
Includes shares issuable upon exercise of options to purchase 8,000 shares of common stock of Diamondback, which vested on August 15, 2015. Excludes 3,334 restricted stock units, which will vest on January 2, 2017 and 16,030 restricted stock units, which will vest in two approximately equal annual installments beginning on January 2, 2017. Also excludes 8,775 performance-based restricted stock units awarded to Mr. Pantermuehl on February 27, 2014, 10,000 performance-based restricted stock units awarded to Mr. Pantermuehl on February 5, 2015 and 12,022 performance-based restricted stock units awarded to Mr. Pantermuehl on January 19, 2016, which awards are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance periods ended or ending, as applicable, on December 31, 2015, December 31, 2016 and December 31, 2018, respectively. Also excludes 24,045 performance-based restricted stock units awarded to Mr. Pantermuehl on January 19, 2016, which are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the two-year performance period ending on December 31, 2017.

(5)
Includes options to purchase 12,500 shares of Diamondback common stock, which vested on February 1, 2016. Excludes 2,292 restricted stock units, which will vest on January 2, 2017 and 4,008 restricted stock units, which will vest in two approximately equal annual installments beginning on January 2, 2017. Also excludes options to purchase 12,500 shares of common stock, which will vest on February 1, 2017. Also excludes 7,020 performance-based restricted stock units awarded to Ms. Moses on February 27, 2014, 6,875 performance-based restricted stock units awarded to Ms. Moses on February 5, 2015 and 3,006 performance-based restricted stock units awarded to Ms. Moses on January 19, 2016, which awards are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance periods ended or ending, as applicable, on December 31, 2015, December 31, 2016 and December 31, 2018, respectively. Also excludes 6,011 performance-based restricted stock units awarded to Ms. Moses on January 19, 2016, which are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the two-year performance period ending on December 31, 2017.

(6)
Excludes 1,945 restricted stock units, which will vest on January 2, 2017 and 4,008 restricted stock units, which will vest in two approximately equal annual installments beginning on January 2, 2017. Also excludes 6,840 performance-based restricted stock units awarded to Mr. Holder on February 27, 2014, 5,833 performance-based restricted stock units awarded to Mr. Holder on February 5, 2015 and 3,006 performance-based restricted stock units awarded to Mr. Holder on January 19, 2016, which awards are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance periods ended or ending, as applicable, on December 31, 2015, December 31, 2016 and December 31, 2018, respectively. Also excludes 6,011 performance-based restricted stock units awarded to Mr. Holder on January 19, 2016, which are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the two-year performance period ending on December 31, 2017.

(7)
Excludes 9,060 shares of Diamondback common stock (representing vested restricted stock units previously granted to Mr. West), 934 unvested restricted stock units that will vest on July 1, 2016 and 1,052 unvested restricted stock units that will vest in two equal annual installments beginning on July 1, 2016, all of which were assigned by Mr. West to Wexford under the terms of Mr. West’s employment with Wexford.

(8)
Excludes 3,334 restricted stock units, which will vest on January 2, 2017 and 20,038 restricted stock units, which will vest in two approximately equal annual installments beginning on January 2, 2017. Also excludes 8,775 performance-based restricted stock units awarded to Mr. Hollis on February 27, 2014, 10,000 performance-based restricted stock units awarded to Mr. Hollis on February 5, 2015 and 15,028 performance-based restricted stock units awarded to Mr. Hollis on January 19, 2016, which awards are subject to the satisfaction of certain stockholder return performance conditions relative to the Diamondback’s peer group during the three-year performance periods ended or ending, as applicable, on December 31, 2015, December 31, 2016 and December 31, 2018, respectively. Also excludes 30,056 performance-based restricted stock units awarded to Mr. Hollis on January 19, 2016, which are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the two-year performance period ending on December 31, 2017.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2015:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans not approved by security holders(1)
Long Term Incentive Plan	2,525,348	$26.00	6,635,770

(1)	Our general partner adopted the LTIP in connection with the IPO in June 2014.

(2)	Reflects the exercise price for each of the 2,500,000 outstanding unit options.

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

Payments to our General Partner and its Affiliates

Under the terms of our partnership agreement, we are required to reimburse the general partner for all direct and indirect expenses incurred or paid on our behalf and all other expenses allocable to us or otherwise incurred by the general partner in connection with operating our business. The partnership agreement does not set a limit on the amount of expenses for which the general partner and its affiliates may be reimbursed. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by its affiliates. Our general partner is entitled to determine the expenses that are allocable to us. For the year ended December 31, 2015, our general partner did not receive any reimbursements from us other than the $4,000 outstanding at December 31, 2014. For the year ended December 31, 2014, we reimbursed our general partner $0.9 million. At December 31, 2014, we owed the general partner approximately $4,000.

Distributions paid to Diamondback

Diamondback is entitled to receive its pro rata portion of the distributions we make in respect of our common units. During the year ended December 31, 2015, Diamondback received such distributions in the aggregate amount of $60.6 million.

Registration Rights Agreement

On June 23, 2014, in connection with the IPO, we entered into a registration rights agreement with Diamondback. Pursuant to the registration rights agreement, we filed a registration statement on Form S-3 registering, under the Securities Act, the common units issued to Diamondback for resale. The registration rights agreement also includes provisions dealing with holdback agreements, indemnification and contribution and allocation of expenses. These registration rights are transferable to affiliates and, in certain circumstances, to third parties.

Advisory Services Agreement

On June 23, 2014, in connection with the closing of the IPO, we entered into an advisory services agreement with Wexford under which Wexford provides us and our general partner with general financial and strategic advisory services related to our business in return for an annual fee of $0.5 million, plus reimbursement of reasonable out-of-pocket expenses. This annual fee does not cover any advisory services related to acquisitions, divestitures, financings or other transactions in which we may be involved in the future. In addition, under this agreement, we will pay Wexford to-be-negotiated market-based fees approved by the conflicts committee of the board of directors of our general partner for such services as may be provided by Wexford at our request in connection with future acquisitions and divestitures, financings or other transactions in which we may be involved. This agreement has a term of two years commencing on the completion of the IPO. The agreement will continue for additional one-year periods unless terminated in writing by either party at least ten days prior to the expiration of the then current term. The agreement may be terminated at any time by either party upon 30 days’ prior written notice. In the event we terminate the agreement, we will be obligated to pay all amounts due through the remaining term of the agreement. The services provided by Wexford under the advisory services agreement do not extend to our day-to-day business or operations. In this agreement, we indemnify Wexford and its affiliates from any and all losses arising out of or in connection with the agreement except for losses resulting from Wexford’s or its affiliates’ gross negligence or willful misconduct. In the event we are dissatisfied with the services provided by Wexford, our only remedy against Wexford is to terminate the agreement. During the year ended December 31, 2015, we paid $0.6 million to Wexford under the advisory services agreement.

Tax Sharing Agreement

On June 23, 2014, in connection with the closing of the IPO, we entered into a tax sharing agreement with Diamondback pursuant to which we are required to reimburse Diamondback for our share of state and local income and other taxes borne by

Diamondback as a result of our results being included in a combined or consolidated tax return filed by Diamondback with respect to taxable periods including or beginning on the closing date of the IPO. The amount of any such reimbursement is limited to the tax that we would have paid had we not been included in a combined group with Diamondback. Diamondback may use its tax attributes to cause its combined or consolidated group, of which we may be a member for this purpose, to owe no tax. However, we would nevertheless reimburse Diamondback for the tax we would have owed had the attributes not been available or used for our benefit, even though Diamondback had no cash expense for that period. During the year ended December 31, 2015, we did not reimburse Diamondback under the tax sharing agreement.

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

Director Independence

The information required by Item 407(a) of Regulation S-K is included in “Item 10. Directors, Executive Officers and Corporate Governance” above.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The audit committee of the board of directors of our general partner selected Grant Thornton LLP, an independent registered public accounting firm, to audit our consolidated financial statements for the years ended December 31, 2015 and 2014. The audit committee’s charter requires the audit committee to approve in advance all audit and non-audit services to be provided by our independent registered public accounting firm. All services reported in the audit, audit-related, tax and all other fees categories below with respect to our annual reports for the years ended December 31, 2015 and 2014 were approved by the audit committee.

The following table summarizes the aggregate Grant Thornton LLP fees that were allocated to us for independent auditing, tax and related services:

	Year Ended December 31,
	2015	2014
	(in thousands)
Audit fees(1)	$97	$193
Audit-related fees(2)	—	—
Tax fees(3)	—	—
All other fees(4)	—	—
Total	$97	$193

(1)
Audit fees represent amounts billed for each of the periods presented for professional services rendered in connection with those services normally provided in connection with statutory and regulatory filings or engagements including comfort letters, consents and other services related to SEC matters.

(2)	Audit-related fees represent amounts billed in each of the years presented for assurance and related services that are reasonably related to the performance of the annual audit or quarterly reviews.

(3)	Tax fees represent amounts billed in each of the years presented for professional services rendered in connection with tax compliance, tax advice, and tax planning.

(4)	All other fees represent amounts billed in each of the years presented for services not classifiable under the other categories listed in the table above.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents included in this report:
1. Financial Statements
	Report of Independent Registered Public Accounting Firm	F-1
	Consolidated Balance Sheets	F-2
	Consolidated Statements of Operations	F-3
	Consolidated Statement of Unitholders' Equity and Members' Equity	F-4
	Consolidated Statements of Cash Flows	F-5
	Notes to Consolidated Financial Statements	F-6

2. Financial Statement Schedules

Financial statement schedules have been omitted because they are either not required, not applicable or the information required to be presented is included in the Partnership’s consolidated financial statements and related notes.

3. Exhibits
The Exhibit Index beginning on page E–1 of this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

VIPER ENERGY PARTNERS LP
Date:	February 19, 2016
		By:	VIPER ENERGY PARTNERS GP LLC
its general partner

		By:	/s/ Travis D. Stice
		Name:	Travis D. Stice
		Title:	Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Travis D. Stice	Chief Executive Officer and Director	February 19, 2016
Travis D. Stice	(Principal Executive Officer)

/s/ Teresa L. Dick	Chief Financial Officer	February 19, 2016
Teresa L. Dick	(Principal Financial and Accounting Officer)

/s/ Steven E. West	Director	February 19, 2016
Steven E. West

/s/ W. Wesley Perry	Director	February 19, 2016
W. Wesley Perry

/s/ Michael L. Hollis	Director	February 19, 2016
Michael L. Hollis

/s/ James L. Rubin	Director	February 19, 2016
James L. Rubin

/s/ W. Duncan Kennedy	Director	February 19, 2016
W. Duncan Kennedy

/s/ Rosalind Redfern Grover	Director	February 19, 2016
Rosalind Redfern Grover

S-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Partners

Viper Energy Partners LP

We have audited the accompanying consolidated balance sheets of Viper Energy Partners LP (a Delaware limited partnership) and subsidiary (the “Partnership”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, unitholders’ equity and members’ equity, and cash flows for the years ended December 31, 2015 and 2014 and the period from inception (September 18, 2013) to December 31, 2013. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Viper Energy Partners LP and subsidiary as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years ended December 31, 2015 and 2014 and the period from inception (September 18, 2013) to December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma

February 19, 2016

Viper Energy Partners LP
Consolidated Balance Sheets

	December 31,
	2015	2014

	(In thousands, except unit amounts)
Assets
Current assets:
Cash and cash equivalents	$539	$15,110
Restricted cash	500	500
Royalty income receivable	9,369	8,239
Other current assets	476	253
Total current assets	10,884	24,102
Property and equipment:
Oil and natural gas interests, based on the full cost method of accounting ($85,329 and $91,444 excluded from depletion at December 31, 2015 and December 31, 2014, respectively)	554,992	511,085
Accumulated depletion and impairment	(71,659)	(32,800)
Oil and natural gas interests, net	483,333	478,285
Other assets	35,514	35,015
Total assets	$529,731	$537,402
Liabilities and Unitholders’ Equity
Current liabilities:
Accounts payable	$1	$6
Accounts payable—related party	4	—
Other accrued liabilities	82	2,045
Total current liabilities	87	2,051
Long-term debt	34,500	—
Total liabilities	34,587	2,051
Commitments and contingencies (Note 10)
Unitholders’ equity:
Common units (79,726,006 units and 79,708,888 units issued and outstanding as of December 31, 2015 and December 31, 2014, respectively)	495,144	535,351
Total unitholders’ equity	495,144	535,351
Total liabilities and unitholders’ equity	$529,731	$537,402

See accompanying notes to consolidated financial statements.

Viper Energy Partners LP
Consolidated Statements of Operations

	Year Ended December 31,		Period From Inception Through December 31, 2013
	2015	2014
	(In thousands, except per unit amounts)
Royalty income	$74,859	$77,767	$14,987
Costs and expenses:
Production and ad valorem taxes	5,531	5,377	972
Gathering and transportation	259	—	—
Depletion	35,436	27,601	5,199
Impairment	3,423	—	—
General and administrative expenses	5,236	3,198	—
General and administrative expenses—related party	599	1,174	87
Total costs and expenses	50,484	37,350	6,258
Income from operations	24,375	40,417	8,729
Other income (expense):
Interest expense	(1,110)	(487)	—
Interest expense—related party, net of capitalized interest	—	(10,755)	(5,741)
Other income	1,154	459	—
Total other income (expense), net	44	(10,783)	(5,741)
Net income	$24,419	$29,634	$2,988
Allocation of net income:
Net income attributable to the period January 1, 2014 through June 22, 2014		$7,021
Net income attributable to the period June 23, 2014 through December 31, 2014		22,613
		$29,634
Net income attributable to common limited partners per unit:
Basic and Diluted*	$0.31	$0.29
Weighted average number of limited partner units outstanding:
Basic*	79,717	78,090
Diluted*	79,727	78,102

See accompanying notes to consolidated financial statements.
* 2014 information presented is attributable to the period June 23, 2014 through December 31, 2014.

Viper Energy Partners LP
Statement of Consolidated Unitholders’ Equity and Members’ Equity

	Limited Partners
	Common Units	Common	Predecessor Members' Equity	Total
		(In thousands)
Balance at inception*		$—	$—	$—
Net income		—	2,988	2,988
Balance at December 31, 2013*		$—	$2,988	$2,988
Net income attributable to the period January 1, 2014 through June 22, 2014		—	7,021	7,021
Contribution of note payable to equity		—	437,115	437,115
Exchange of Predecessor interests for units (Note 1)	70,450	447,124	(447,124)	—
Net proceeds from the issuance of common units	9,250	232,198	—	232,198
Distribution of net proceeds to Diamondback (Note 1)		(148,760)	—	(148,760)
Unit-based compensation	9	2,102	—	2,102
Distribution		(2,314)	—	(2,314)
Distribution to Diamondback		(17,612)	—	(17,612)
Net income attributable to the period June 23, 2014 through December 31, 2014		22,613	—	22,613
Balance at December 31, 2014	79,709	$535,351	$—	$535,351
Unit-based compensation	17	3,929	—	3,929
Distribution to public		(7,968)	—	(7,968)
Distribution to Diamondback		(60,587)	—	(60,587)
Net income		24,419	—	24,419
Balance at December 31, 2015	79,726	$495,144	$—	$495,144

See accompanying notes to consolidated financial statements.
* See Note 1 for information regarding the basis of financial statement presentation.

Viper Energy Partners LP
Consolidated Statements of Cash Flows

	Year Ended December 31,		Period From Inception Through December 31, 2013*
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income	$24,419	$29,634	$2,988
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion	35,436	27,601	5,199
Impairment	3,423	—	—
Amortization of debt issuance costs	314	112	—
Non-cash unit-based compensation	3,929	2,102	—
Changes in operating assets and liabilities:
Restricted cash	—	(500)	—
Royalty income receivable	(1,130)	1,187	(9,426)
Accounts payable—related party	4	(9,779)	5,828
Accounts payable and other accrued liabilities	(1,968)	1,709	256
Prepaid expenses and other current assets	(595)	(253)	—
Net cash provided by operating activities	63,832	51,813	4,845
Cash flows from investing activities:
Additions to oil and natural gas interests	—	(5,276)	(4,083)
Acquisition of royalty interests	(43,907)	(57,689)	—
Cost method investment	—	(33,850)	—
Net cash used in investing activities	(43,907)	(96,815)	(4,083)
Cash flows from financing activities
Proceeds from borrowings on credit facility	34,500	78,000	—
Repayment on credit facility	—	(78,000)	—
Principal payment on subordinated note	—	(2,885)	—
Debt issuance costs	(441)	(1,277)	—
Proceeds from public offerings	—	234,546	—
Public offering costs	—	(2,348)	—
Distribution of net proceeds from public offerings to Diamondback (Note 1)	—	(148,760)	—
Distribution to partners	(68,555)	(19,926)	—
Net cash (used in) provided by financing activities	(34,496)	59,350	—
Net (decrease) increase in cash	(14,571)	14,348	762
Cash and cash equivalents at beginning of period	15,110	762	—
Cash and cash equivalents at end of period	$539	$15,110	$762
Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest	$745	$16,983	$—
Supplemental disclosure of non—cash transactions:
Mineral interest acquired in exchange for note payable	$—	$—	$440,000
Note payable converted to equity	$—	$437,115	$—
Capitalized interest	$—	$5,275	$3,951

See accompanying notes to consolidated financial statements.
* See Note 1 for information regarding the basis of financial statement presentation.

Viper Energy Partners LP
Notes to Financial Statements

1.    ORGANIZATION AND BASIS OF PRESENTATION

Organization

Viper Energy Partners LP (the “Partnership”) is a publicly traded Delaware limited partnership, the common units of which are listed on the NASDAQ Global Select Market under the symbol “VNOM”. The Partnership was formed by Diamondback Energy, Inc. (“Diamondback” ), on February 27, 2014 to, among other things, own, acquire and exploit oil and natural gas properties in North America. The Partnership is currently focused on oil and natural gas properties in the Permian Basin. Unless the context requires otherwise, references to the “Partnership” are intended to mean the business and operations of Viper Energy Partners LP and its consolidated subsidiary, Viper Energy Partners LLC (the “Predecessor”).

Prior to the completion of the Partnership’s initial public offering (“IPO”) of 5,750,000 common units representing limited partner interests (which included 750,000 common units issued pursuant to an option to purchase additional common units granted to the underwriters), Diamondback owned all of the general and limited partner interests in the Partnership. On June 23, 2014, the Partnership completed its IPO at a price to the public of $26.00 per common unit. The Partnership received proceeds of approximately $137.2 million from the sale of these common units, net of offering expenses and underwriting discounts and commissions.

In connection with the IPO, Diamondback contributed all of the membership interests in the Predecessor to the Partnership in exchange for 70,450,000 common units and Diamondback maintained its non-economic general partner interest in the Partnership through its wholly-owned subsidiary, Viper Energy Partners GP LLC (the “General Partner”). In addition, in connection with the closing of the IPO, the Partnership agreed to distribute to Diamondback all cash and cash equivalents and the royalty income receivable on hand in the aggregate amount of $11.3 million and the net proceeds from the IPO. As of December 31, 2014, the Partnership had distributed $148.8 million to Diamondback as part of the IPO transactions. The contribution of the Predecessor to the Partnership was accounted for as a combination of entities under common control with assets and liabilities transferred at their carrying amounts in a manner similar to a pooling of interests.

On September 19, 2014, the Partnership completed an underwritten public offering of 3,500,000 common units. The common units were sold to the public at $28.50 per unit and the Partnership received proceeds of approximately $94.8 million from the sale of these common units, net of offering expenses and underwriting discounts and commissions.

As of December 31, 2015, the General Partner held a 100% non-economic general partner interest in the Partnership and Diamondback had an approximate 88% limited partner interest in the Partnership. Diamondback owns and controls the General Partner.

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

The Partnership evaluates these estimates on an ongoing basis, using historical experience, consultation with experts and other methods the Partnership considers reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from the Partnership’s estimates. Any effects on the Partnership’s business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. Significant items subject to such estimates and assumptions include estimates of proved oil and natural gas reserves and related present value estimates of future net cash flows therefrom, the carrying value of oil and natural gas properties, the recoverability of costs of unevaluated properties and unit–based compensation.

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

Restricted Cash

The Predecessor entered into an agreement to purchase certain overriding royalty interests and deposited $0.5 million in escrow.  The agreement provided that the Predecessor would have the right to terminate the agreement and receive a return of the deposit if the Predecessor in good faith asserted title defects in excess of a certain amount.  The Predecessor asserted title defects in excess of the amount and requested that the escrow agent return the deposit.  The seller provided the escrow agent with notice alleging the Predecessor did not timely assert title defects in good faith. The escrow agent tendered the deposit to the court subject to a judicial determination of the proper payment of the funds.

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

Royalty income receivable are stated at amounts due from operators, net of an allowance for doubtful accounts when the Partnership believes collection is doubtful. Royalty income receivable outstanding longer than the contractual payment terms are considered past due. The Partnership determines any allowance by considering a number of factors, including the length of time royalty income receivable are past due, the Partnership’s previous loss history, the debtor’s current ability to pay its obligation to us, the condition of the general economy and the industry as a whole. The Partnership writes off specific royalty income receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The Partnership determined that an allowance was unnecessary at both December 31, 2015 and 2014.

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

Viper Energy Partners LP
Notes to Financial Statements - (Continued)

Oil and Natural Gas Properties

The Partnership uses the full cost method of accounting for its oil and natural gas properties. Under this method, all acquisition, exploration and development costs, including certain internal costs, are capitalized and amortized on a composite unit of production method based on proved oil, natural gas liquids and natural gas reserves. Internal costs capitalized to the full cost pool represent management’s estimate of costs incurred directly related to exploration and development activities such as geological and other administrative costs associated with overseeing the exploration and development activities. All internal costs not directly associated with exploration and development activities were charged to expense as they were incurred. Sales of oil and natural gas properties, whether or not being amortized currently, are accounted for as adjustments of capitalized costs, with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil, natural gas liquids and natural gas. At December 31, 2015 and 2014, the Partnership’s oil and natural gas properties consist solely of mineral interests in oil and natural gas properties.

Depletion of evaluated oil and natural gas properties is computed on the units of production method, whereby capitalized costs are amortized over total proved reserves. The average depletion rate per barrel equivalent unit of production was $17.88, $24.89 and $27.53 for the years ended December 31, 2015 and 2014 and for the period from inception to December 31, 2013, respectively. Depletion for oil and gas properties was $35.4 million, $27.6 million and $5.2 million for the years ended December 31, 2015 and 2014 and for the period from inception to December 31, 2013, respectively.

Under the full cost method of accounting, the Partnership is required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of the proved oil and gas properties. Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes, or the cost center ceiling. The cost center ceiling is defined as the sum of (a) estimated future net revenues, discounted at 10% per annum, from proved reserves, based on the trailing 12-month unweighted average of the first-day-of-the-month price, adjusted for any contract provisions and excluding the estimated abandonment costs for properties with asset retirement obligations recorded on the balance sheet, (b) the cost of properties not being amortized, if any, and (c) the lower of cost or market value of unproved properties included in the cost being amortized. If the net book value exceeds the ceiling, an impairment or non-cash writedown is required. During the year ended December 31, 2015, the Partnership recorded an impairment on proved oil and natural gas properties of $3.4 million. No impairment on proved oil and natural gas properties was recorded for the December 31, 2014 and for the period from inception to December 31, 2013.

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

Capitalized Interest

The Partnership capitalizes interest on expenditures made in connection with acquisitions of unproved properties that are not subject to current amortization. Interest is capitalized only for the period that activities are in progress to bring these properties to their intended use. Capitalized interest cannot exceed gross interest expense. During the year ended December 31, 2014 and for the period from inception to December 31, 2013, the Partnership capitalized approximately $5.3 million and $4.0 million, respectively, of interest expense. The Partnership did not have any capitalized interest for the year ended December 31, 2015.

Debt Issuance Costs

Other assets include capitalized costs of $1.7 million and $1.3 million, net of accumulated amortization of $0.4 million and $0.1 million as of December 31, 2015 and 2014, respectively. The Partnership did not have any debt issuance costs as of December 31, 2013. The costs are associated with the Partnership’s credit agreement and are being amortized over the term of the credit agreement.

Viper Energy Partners LP
Notes to Financial Statements - (Continued)

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

Concentrations

The Partnership is subject to risk resulting from the concentration of the Partnership’s royalty interest revenues in producing oil and natural gas properties and receivables with several significant purchasers. For the year ended December 31, 2015, two purchasers accounted for more than 10% of royalty interest revenue: Shell Trading (68%) and Permian Transport & Trading (25%). For the year ended December 31, 2014, two purchasers accounted for more than 10% of royalty interest revenue: Shell Trading (70%) and Permian Transport & Trading (15%). For the period from inception to December 31, 2013, two purchasers accounted for more than 10% of royalty interest revenue: Shell Trading (59%) and Permian Transport & Trading (19%). The Partnership does not require collateral and does not believe the loss of any single purchaser would materially impact the Partnership’s operating results, as crude oil and natural gas are fungible products with well-established markets and numerous purchasers.

Investments

The Partnership has an equity interest in a limited partnership that is so minor that the Partnership has no influence over partnership operating and financial policies. This interest was acquired during the year ended December 31, 2014 and is accounted for under the cost method. Under the cost method, investments are carried at cost and are adjusted only for other than temporary declines in fair value, certain distributions and additional investments. As of December 31, 2015, the book value of this investment was $33.9 million, which is included in other assets in the accompanying consolidated balance sheets.

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

The Partnership is subject to the Texas margin tax. Any amounts related to operations for 2013 or for the period in 2014 prior to the closing of the IPO on June 23, 2014 will be included in Diamondback’s unitary filing for this tax. Diamondback does not expect any Texas margin tax to be due for the years ended December 31, 2015 and 2014 or the period from inception through December 31, 2013, so no amount has been provided in the accompanying financial statements.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers”. This update supersedes most of the existing revenue recognition requirements in GAAP and requires (i) an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services and (ii) requires expanded disclosures regarding the nature, amount, timing, and certainty of revenue and cash flows from contracts with customers. The standard will be effective for annual and interim reporting periods beginning after December 15, 2017, with early application not permitted. The standard allows for either full retrospective adoption, meaning the standard is applied to all periods presented in

Viper Energy Partners LP
Notes to Financial Statements - (Continued)

the financial statements, or modified retrospective adoption, meaning the standard is applied only to the most current period presented. The Partnership is currently evaluating the impact, if any, that the adoption of this update will have on the Partnership’s financial position, results of operations and liquidity.

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-03, “Interest–Imputation of Interest”. This update requires that debt issuance costs related to a recognized debt liability (except costs associated with revolving debt arrangements) be presented in the balance sheet as a direct deduction from that debt liability, consistent with the presentation of a debt discount to simplify the presentation of debt issuance costs. The standard will be effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early application will be permitted for financial statements that have not previously been issued. Adoption of the new guidance will only affect the presentation of the Partnership’s consolidated balance sheets and will not have a material impact on the Partnership’s consolidated financial statements.

3.    ACQUISITIONS

2015 Activity

During the year ended December 31, 2015, the Partnership acquired an approximate average 1.5% overriding royalty interest in certain acreage primarily located in Howard County, Texas from Diamondback for $31.1 million. This acquisition was primarily funded with borrowings under the Partnership’s credit agreement discussed in Note 5.

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

4.    OIL AND NATURAL GAS INTERESTS

Oil and natural gas interests include the following:

	December 31,
	2015	2014
	(in thousands)
Oil and natural gas interests:
Subject to depletion	$469,663	$419,641
Not subject to depletion-acquisition costs
Incurred in 2015	39,693	—
Incurred in 2014	45,636	48,266
Incurred in 2013	—	43,178
Total not subject to depletion	85,329	91,444
Gross oil and natural gas interests	554,992	511,085
Accumulated depletion and impairment	(71,659)	(32,800)
Oil and natural gas interests, net	$483,333	$478,285

Viper Energy Partners LP
Notes to Financial Statements - (Continued)

Costs associated with unevaluated properties are excluded from the full cost pool until a determination as to the existence of proved reserves is able to be made. The inclusion of the Partnership’s unevaluated costs into the amortization base is expected to be completed within three to five years.

5.    DEBT

Credit Agreement-Wells Fargo Bank

On July 8, 2014, the Partnership entered into a secured revolving credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”), as the administrative agent, sole book runner and lead arranger. The credit agreement, which was amended August 15, 2014 to add additional lenders to the lending group, provides for a revolving credit facility in the maximum amount of $500.0 million, subject to scheduled semi-annual and other elective collateral borrowing base redeterminations based on the Partnership’s oil and natural gas reserves and other factors (the “borrowing base”). The borrowing base is scheduled to be re-determined semi-annually with effective dates of April 1st and October 1st. In addition, the Partnership may request up to three additional redeterminations of the borrowing base during any 12-month period. The credit agreement was further amended on May 22, 2015 to, among other things, increase the borrowing base from $110.0 million to $175.0 million and to provide for certain restrictions on purchasing margin stock. On November 13, 2015, the borrowing base increased from $175.0 million to $200.0 million. As of December 31, 2015, the borrowing base was set at $200.0 million. The Partnership had $34.5 million outstanding under its credit agreement as of December 31, 2015.

The outstanding borrowings under the credit agreement bear interest at a rate elected by the Partnership that is equal to an alternative base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.50% and 3-month LIBOR plus 1.0%) or LIBOR, in each case plus the applicable margin. The applicable margin ranges from 0.50% to 1.50% in the case of the alternative base rate and from 1.50% to 2.50% in the case of LIBOR, in each case depending on the amount of the loan outstanding in relation to the borrowing base. The Partnership is obligated to pay a quarterly commitment fee ranging from 0.375% to 0.500% per year on the unused portion of the borrowing base, which fee is also dependent on the amount of the loan outstanding in relation to the borrowing base. Loan principal may be optionally repaid from time to time without premium or penalty (other than customary LIBOR breakage), and is required to be repaid (a) to the extent that the loan amount exceeds the borrowing base, whether due to a borrowing base redetermination or otherwise (in some cases subject to a cure period) and (b) at the maturity date of July 8, 2019. The loan is secured by substantially all of the assets of the Partnership and its subsidiary.

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

Subordinated Note

Effective September 19, 2013, the Predecessor issued a subordinated note to Diamondback for the principal sum of $440.0 million for the royalty interest acquisition discussed in Note 3. In connection with the IPO, the subordinated note was converted

Viper Energy Partners LP
Notes to Financial Statements - (Continued)

to equity. The note bore interest at 7.625% per annum. Interest was due and payable monthly in arrears on the first business day of each calendar month. The unpaid principal balance and all accrued interest on the note were due and payable in full on October 1, 2021. Any indebtedness evidenced by this note was subordinate in the right of payment to any indebtedness outstanding under the Diamondback credit agreement. Prior to the completion of the IPO, there was $437.1 million of principal and interest outstanding under this note. The Partnership owed $9.7 million of accrued interest as of December 31, 2013.

6.    RELATED PARTY TRANSACTIONS

Acquisition

During the year ended December 31, 2015, the Partnership acquired an approximate average 1.5% overriding royalty interest in certain acreage primarily located in Howard County, Texas from Diamondback for $31.1 million. This acquisition was primarily funded with borrowings under the Partnership’s credit agreement discussed in Note 5.

Partnership Agreement

In connection with the closing of the IPO, the General Partner and Diamondback entered into the first amended and restated agreement of limited partnership dated June 23, 2014 (the “Partnership Agreement”).

The Partnership Agreement requires the Partnership to reimburse the General Partner for all direct and indirect expenses incurred or paid on the Partnership’s behalf and all other expenses allocable to the Partnership or otherwise incurred by the General Partner in connection with operating the Partnership’s business. The Partnership Agreement does not set a limit on the amount of expenses for which the General Partner and its affiliates may be reimbursed. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for the Partnership or on the Partnership’s behalf and expenses allocated to the General Partner by its affiliates. The General Partner is entitled to determine the expenses that are allocable to the Partnership. For the year ended December 31, 2015, the General Partner did not receive any reimbursements from the Partnership other than the $4,000 outstanding at December 31, 2014. For the year ended December 31, 2014, the Partnership reimbursed the General Partner $0.9 million. At December 31, 2014, the Partnership owed the General Partner approximately $4,000.

Advisory Services Agreement

In connection with the closing of the IPO, the Partnership and General Partner entered into an advisory services agreement with Wexford Capital LP (“Wexford”), Diamondback’s equity sponsor, dated as of June 23, 2014 (the “Advisory Services Agreement”), under which Wexford provides the Partnership and the General Partner with general financial and strategic advisory services related to the Partnership’s business in return for an annual fee of $0.5 million, plus reasonable out-of-pocket expenses. The Advisory Services Agreement has an initial term of two years commencing on June 23, 2014, and continues for additional one-year periods unless terminated in writing by either party at least ten days prior to the expiration of the then current term. It may be terminated at any time by either party upon 30 days prior written notice. In the event the Partnership terminates the Advisory Services Agreement, the Partnership is obligated to pay all amounts due through the remaining term. In addition, the Partnership has agreed to pay Wexford to-be-negotiated market-based fees approved by the conflict committee of the board of directors of the General Partner for such services as may be provided by Wexford at the Partnership’s request in connection with future acquisitions and divestitures, financings or other transactions in which the Partnership may be involved. The services provided by Wexford under the Advisory Services Agreement do not extend to the Partnership’s day-to-day business or operations. The Partnership has agreed to indemnify Wexford and its affiliates from any and all losses arising out of or in connection with the Advisory Services Agreement except for losses resulting from Wexford’s or its affiliates’ gross negligence or willful misconduct. For the years ended December 31, 2015 and 2014, the Partnership incurred costs of $0.6 million and $0.3 million, under the Advisory Services Agreement. At December 31, 2015 and 2014, there were no outstanding amounts payable by the Partnership to Wexford.

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

Viper Energy Partners LP
Notes to Financial Statements - (Continued)

attributes to cause its combined or consolidated group, of which the Partnership may be a member for this purpose, to owe less or no tax. In such a situation, the Partnership agreed to reimburse Diamondback for the tax the Partnership would have owed had the tax attributes not been available or used for the Partnership’s benefit, even though Diamondback had no cash tax expense for that period.

Shared Services Agreement

Effective September 19, 2013, the Predecessor entered into a shared services agreement with Diamondback E&P LLC, a wholly-owned subsidiary of Diamondback. This agreement was terminated in connection with the IPO. Under this agreement, Diamondback E&P LLC provided consulting and administrative services to the Predecessor. The Predecessor incurred a monthly charge for the services of $26,000. For the year ended December 31, 2014 and for the period from inception to December 31, 2013, the Partnership incurred costs under this agreement of $0.2 million and $0.1 million, respectively.

7.    UNIT–BASED COMPENSATION

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

For the years ended December 31, 2015 and 2014, the Partnership incurred $3.9 million and $2.1 million, respectively, of unit–based compensation.

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

Viper Energy Partners LP
Notes to Financial Statements - (Continued)

The following table presents the unit option activity under the LTIP for the year ended December 31, 2015:

		Weighted Average
	Unit Options	Exercise Price	Remaining Term	Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2014	2,500,000	$26.00
Granted	—	$—
Outstanding at December 31, 2015	2,500,000	$—	1.50	$—
Vested and Expected to Vest at December 31, 2015	2,500,000	$—	1.50	$—
Exercisable at December 31, 2015	—	$—	0.00	$—

As of December 31, 2015, the unrecognized compensation cost related to unvested unit options was $5.2 million. Such cost is expected to be recognized over a weighted-average period of 1.5 years.

Phantom Units

Under the LTIP, the board of directors of the General Partner is authorized to issue phantom units to eligible employees. The Partnership estimates the fair value of phantom units as the closing price of the Partnership’s common units on the grant date of the award, which is expensed over the applicable vesting period. Upon vesting the phantom units entitle the recipient to one common unit of the Partnership for each phantom unit.

The following table presents the phantom unit activity under the LTIP for the year ended December 31, 2015:

	Phantom Units	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2014	17,776	$19.51
Granted	24,690	$15.48
Vested	(17,118)	$17.57
Unvested at December 31, 2015	25,348	$16.89

The aggregate fair value of phantom units that vested during the year ended December 31, 2015 was $0.3 million. As of December 31, 2015, the unrecognized compensation cost related to unvested phantom units was $0.3 million. Such cost is expected to be recognized over a weighted-average period of 1.2 years.

8.    PARTNERS’ CAPITAL AND PARTNERSHIP DISTRIBUTIONS

The Partnership has general partner and common unit partnership interests. The general partner interest is a non-economic interest and is not entitled to any cash distributions.

At December 31, 2015, the Partnership had a total of 79,726,006 common units issued and outstanding, of which 70,450,000 common units were owned by Diamondback, representing approximately 88% of the total Partnership units outstanding.

The following table summarizes changes in the number of the Partnership’s common units:

Common Units
Diamondback Energy, Inc. ownership of common units	70,450,000
Common units issued in June 23, 2014 IPO	5,750,000
Common units issued in September 19, 2014 public offering	3,500,000
Common units vested and issued under the LTIP	26,006
Balance December 31, 2015	79,726,006

Viper Energy Partners LP
Notes to Financial Statements - (Continued)

The board of directors of the General Partner has adopted a policy for the Partnership to distribute all available cash generated on a quarterly basis, beginning with the quarter ending September 30, 2014. Cash distributions are made to the common unitholders of record on the applicable record date, generally within 60 days after the end of each quarter. Available cash for each quarter is determined by the board of directors of our general partner following the end of such quarter. Available cash for each quarter generally equals Adjusted EBITDA reduced for cash needed for debt service and other contractual obligations and fixed charges and reserves for future operating or capital needs that the board of directors of our general partner deems necessary or appropriate, if any.

The following table presents cash distributions approved by the board of directors of the General Partner for the periods presented.

Date of Approval	Quarter	Amount per Unit	Distribution Date	Amount Distributed to Diamondback
				(in thousands)
February 5, 2015	Q4 2014	$0.25	February 27, 2015	$17,612
May 1, 2015	Q1 2015	$0.19	May 22, 2015	$13,385
July 31, 2015	Q2 2015	$0.22	August 21, 2015	$15,499
October 30, 2015	Q3 2015	$0.20	November 20, 2015	$14,091

9.    EARNINGS PER UNIT

The net income per common unit on the consolidated statements of operations is based on the net income of the Partnership for the year ended December 31, 2015 and for the period after the closing of its IPO on June 23, 2014 through December 31, 2014, since this is the amount of net income that is attributable to the Partnership’s common units.

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

	Year Ended December 31, 2015	June 23 through December 31, 2014
	(in thousands, except per unit amounts)
Net income attributable to the period	$24,419	$22,613
Net income per common unit, basic	$0.31	$0.29
Net income per common unit, diluted	$0.31	$0.29
Weighted-average common units outstanding, basic	79,717	78,090
Weighted-average common units outstanding, diluted	79,727	78,102

10.    COMMITMENTS AND CONTINGENCIES

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

Viper Energy Partners LP
Notes to Financial Statements - (Continued)

Litigation

The Partnership filed an action in October 2014 to recover $0.5 million held in escrow in connection with a purchase and sale agreement.  The escrow agent interpleaded the funds, and the other parties to the agreement have filed a counterclaim to recover the escrow.  Both sides also seek recovery of their attorneys’ fees.  The case is expected to be scheduled for trial in the second quarter of 2016.  It is not possible to predict the outcome with reasonable certainty, but the Partnership does not believe that an adverse outcome would have a material adverse effect on the Partnership’s financial statements and has not included a loss contingency reserve for this matter.

11.    SUBSEQUENT EVENTS

On February 12, 2016, the board of directors of the General Partner approved a cash distribution for the fourth quarter of 2015 of $0.228 per common unit, payable on February 26, 2016, to unitholders of record at the close of business on February 19, 2016.

12.    SUPPLEMENTAL INFORMATION ON OIL AND NATURAL GAS OPERATIONS (Unaudited)

The Partnership’s oil and natural gas reserves are attributable solely to properties within the United States.

Capitalized oil and natural gas costs

Aggregate capitalized costs related to oil and natural gas production activities with applicable accumulated depreciation, depletion and amortization are as follows:

	December 31,
	2015	2014
	(In thousands)
Oil and natural gas interests:
Proved	$469,663	$419,641
Unproved	85,329	91,444
Total oil and natural gas interests	554,992	511,085
Accumulated depletion and impairment	(71,659)	(32,800)
Net oil and natural gas interests capitalized	$483,333	$478,285

Costs incurred in oil and natural gas activities

Costs incurred in oil and natural gas property acquisition, exploration and development activities are as follows:

	December 31,		Period From Inception Through December 31, 2013
	2015	2014
	(In thousands)
Acquisition costs
Proved properties	$4,121	$10,879	$200,309
Unproved properties	39,786	46,810	247,725
Total	$43,907	$57,689	$448,034

Viper Energy Partners LP
Notes to Financial Statements - (Continued)

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

	December 31,		Period From Inception Through December 31, 2013
	2015	2014
	(In thousands)
Royalty income	$74,859	$77,767	$14,987
Production and ad valorem taxes	(5,531)	(5,377)	(972)
Gathering and transportation	(259)	—	—
Depletion	(35,436)	(27,601)	(5,199)
Impairment	(3,423)	—	—
Results of operations from oil, natural gas and natural gas liquids	$30,210	$44,789	$8,816

Oil and Natural Gas Reserves

Proved oil and natural gas reserve estimates as of December 31, 2015, 2014 and 2013 were prepared by Ryder Scott Company, L.P., independent petroleum engineers. Proved reserves were estimated in accordance with guidelines established by the SEC, which require that reserve estimates be prepared under existing economic and operating conditions based upon the 12-month unweighted average of the first-day-of-the-month prices.

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

Viper Energy Partners LP
Notes to Financial Statements - (Continued)

The changes in estimated proved reserves are as follows:

	Oil (Bbls)	Natural Gas Liquids (Bbls)	Natural Gas (Mcf)
Proved Developed and Undeveloped Reserves:
Balance at inception	—	—	—
Purchase of reserves in place	5,725,640	1,672,824	7,418,633
Extensions and discoveries	1,724,366	364,047	2,403,261
Revisions of previous estimates	(81,111)	(841,777)	1,547,955
Production	(150,815)	(19,971)	(108,264)
As of December 31, 2013	7,218,080	1,175,123	11,261,585
Purchase of reserves in place	225,217	—	346,123
Extensions and discoveries	6,937,134	1,370,291	9,831,241
Revisions of previous estimates	(693,596)	112,368	(1,795,981)
Production	(856,541)	(144,074)	(648,808)
As of December 31, 2014	12,830,294	2,513,708	18,994,160
Purchase of reserves in place	107,072	3,640	430,733
Extensions and discoveries	8,449,586	2,012,599	9,476,316
Revisions of previous estimates	(1,454,037)	(375,275)	(3,464,719)
Production	(1,555,493)	(238,716)	(1,128,605)
As of December 31, 2015	18,377,422	3,915,956	24,307,885

Proved Developed Reserves:
December 31, 2013	3,692,207	609,303	6,280,409
December 31, 2014	6,951,892	1,470,966	10,377,401
December 31, 2015	9,700,000	2,204,951	13,739,050

Proved Undeveloped Reserves:
December 31, 2013	3,525,873	565,820	4,981,176
December 31, 2014	5,878,402	1,042,742	8,616,759
December 31, 2015	8,677,422	1,711,005	10,568,835

Revisions represent changes in previous reserves estimates, either upward or downward, resulting from new information normally obtained from development drilling and production history or resulting from a change in economic factors, such as commodity prices, operating costs or development costs.

Purchases of reserves were primarily from one acquisition in Howard County and several minor acquisitions in other areas. consisting of 124 vertical wells and one horizontal well. Extensions are primarily the result of horizontal development of the Wolfcamp B and Lower Spraberry shales. The extensions were the result of one vertical well and 83 horizontal wells, of which 51 horizontal wells are in the proved undeveloped category. Diamondback is the operator of 57 of the 84 total wells. Revisions are primarily the result of downgrading nine horizontal wells and 48 vertical wells that were classified as PUDs into the probable category as a result of lower product prices and subsequent changes in drilling plans such that the wells are no longer expected to be drilled within five years of when they were originally booked.

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

Viper Energy Partners LP
Notes to Financial Statements - (Continued)

The following table sets forth the standardized measure of discounted future net cash flows attributable to the Partnership’s proved oil and natural gas reserves as of December 31, 2015, 2014 and 2013.

	December 31,
	2015	2014	2013
	(In thousands)
Future cash inflows	$912,276	$1,287,730	$770,528
Future production taxes	(61,777)	(88,559)	(53,040)
Future state margin tax expenses	(4,789)	(9,014)	(5,394)
Future net cash flows	845,710	1,190,157	712,094
10% discount to reflect timing of cash flows	(449,947)	(636,921)	(384,848)
Standardized measure of discounted future net cash flows	$395,763	$553,236	$327,246

In the table below the average first-day-of–the-month price for oil, natural gas and natural gas liquids is presented, all utilized in the computation of future cash inflows.

	December 31,
	2015	2014	2013
	Unweighted Arithmetic Average
	First-Day-of-the-Month Prices
Oil (per Bbl)	$45.03	$87.33	$92.64
Natural gas (per Mcf)	$1.64	$5.12	$5.03
Natural gas liquids (per Bbl)	$11.41	$27.87	$38.45

Principal changes in the standardized measure of discounted future net cash flows attributable to the Partnership’s proved reserves are as follows:

	December 31,		Period From Inception Through December 31, 2013
	2015	2014
	(In thousands)
Standardized measure of discounted future net cash flows at the beginning of the period	$553,236	$327,246	$—
Purchase of minerals in place	2,963	10,879	249,831
Sales of oil and natural gas, net of production costs	(69,328)	(72,390)	(14,015)
Extensions and discoveries	181,330	287,837	79,829
Net changes in prices and production costs	(269,154)	(17,266)	24,724
Revisions of previous quantity estimates	(71,399)	(28,270)	(19,383)
Net changes in state margin taxes	(1,884)	(1,650)	(586)
Accretion of discount	54,911	33,450	7,103
Net changes in timing of production and other	15,088	13,400	(257)
Standardized measure of discounted future net cash flows at the end of the period	$395,763	$553,236	$327,246

Viper Energy Partners LP
Notes to Financial Statements - (Continued)

13.    QUARTERLY FINANCIAL DATA (Unaudited)

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per unit amounts)
Royalty income	$16,545	$19,619	$18,777	$19,918
Income from operations	4,764	7,946	6,545	5,120
Net income	5,082	8,045	6,355	4,937
Net income attributable to common limited partners per unit:
Basic	$0.06	$0.10	$0.08	$0.06
Diluted	$0.06	$0.10	$0.08	$0.06

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per unit amounts)
Royalty income	$15,853	$17,249	$22,767	$21,898
Income from operations	9,221	9,496	11,175	10,525
Net income	3,853	4,109	10,869	10,803
Net income attributable to common limited partners		941	10,869	10,803
Net income attributable to common limited partners per unit:
Basic		$0.01	$0.14	$0.14
Diluted		$0.01	$0.14	$0.14

As discussed in Note 1, the results prior to the IPO reflect the results of the Predecessor.

EXHIBIT INDEX

Exhibit Number	Description
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

10.2
First Amendment, dated as of August 15, 2014, to Credit Agreement, dated as of July 8, 2014, among Viper Energy Partners LP, as borrower, the guarantors party thereto, Wells Fargo, National Association, as administrative agent, and certain lenders party thereto (incorporated by reference to Exhibit 10.1 of the Partnership’s Form 10-Q (File No. 001-36505) filed on August 6, 2015)

10.3
Second Amendment, dated as of May 22, 2015, to Credit Agreement, dated as of July 8, 2014, among Viper Energy Partners LP, as borrower, the guarantors party thereto, Wells Fargo, National Association, as administrative agent, and certain lenders party thereto (incorporated by reference to Exhibit 10.2 of the Partnership’s Form 10-Q (File No. 001-36505) filed on August 6, 2015)

10.4
Contribution Agreement, dated June 17, 2014, by and among Viper Energy Partners LLC, Viper Energy Partners GP LLC, Viper Energy Partners LP and Diamondback Energy, Inc. (incorporated by reference to Exhibit 10.1 of the Partnership’s Current Report on Form 8-K (File No. 001-36505) filed on June 23, 2014).

10.5+	Viper Energy Partners LP Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 of the Partnership’s Current Report on Form 8-K (File No. 001-36505) filed on June 23, 2014).
10.6
Advisory Services Agreement, dated June 23, 2014, by and among Viper Energy Partners LP, Viper Energy Partners GP LLC and Wexford Capital LP (incorporated by reference to Exhibit 10.3 of the Partnership’s Current Report on Form 8-K (File No. 001-36505) filed on June 23, 2014).

10.7	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 of the Partnership’s Current Report on Form 8-K (File No. 001-36505) filed on June 23, 2014).
10.8
Tax Sharing Agreement, dated June 23, 2014, by and between Viper Energy Partners LP and Diamondback Energy, Inc. (incorporated by reference to Exhibit 10.5 of the Partnership’s Current Report on Form 8-K (File No. 001-36505) filed on June 23, 2014).

10.9+	Form of Unit Option Agreement (incorporated by reference to Exhibit 10.6 of the Partnership’s Current Report on Form 8-K (File No. 001-36505) filed on June 23, 2014).
10.10+	Form of Phantom Unit Agreement (incorporated by reference to Exhibit 10.2 of the Partnership’s Quarterly Report on Form 10-Q (File No. 001-36505) filed on November 6, 2014).
21.1*	List of Subsidiaries of Viper Energy Partners LP.
23.1*	Consent of Grant Thornton LLP.
23.2*	Consent of Ryder Scott Company, LP.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1++
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

99.1*	Reserve Report of Ryder Scott Company, L.P.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

E-1

Exhibit Number	Description
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
+	Management contract, compensatory plan or arrangement.
++
The certifications attached as Exhibit 32.1 accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

E-2