Form 10-Q
period 2016-03-31
Viper Energy Partners LP
filed 2016-05-05
CIK 1602065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 29, 2016, 79,726,006 common limited partner units of the registrant were outstanding.

1

VIPER ENERGY PARTNERS LP
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2016

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

Viper Energy Partners LP
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2016	2015

	(In thousands, except unit amounts)
Assets
Current assets:
Cash and cash equivalents	$4,663	$539
Restricted cash	500	500
Royalty income receivable	6,454	9,369
Other current assets	205	476
Total current assets	11,822	10,884
Property and equipment:
Oil and natural gas interests, based on the full cost method of accounting ($86,993 and $85,329 excluded from depletion at March 31, 2016 and December 31, 2015, respectively)	557,088	554,992
Accumulated depletion and impairment	(105,820)	(71,659)
Oil and natural gas interests, net	451,268	483,333
Other assets	35,424	35,514
Total assets	$498,514	$529,731
Liabilities and Unitholders’ Equity
Current liabilities:
Accounts payable	$—	$1
Accounts payable—related party	—	4
Other accrued liabilities	910	82
Total current liabilities	910	87
Long-term debt	43,000	34,500
Total liabilities	43,910	34,587
Commitments and contingencies (Note 8)
Unitholders’ equity:
Common units (79,726,006 units issued and outstanding as of both March 31, 2016 and December 31, 2015)	454,604	495,144
Total unitholders’ equity	454,604	495,144
Total liabilities and unitholders’ equity	$498,514	$529,731

See accompanying notes to consolidated financial statements.

Viper Energy Partners LP
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In thousands, except per unit amounts)
Operating income:
Royalty income	$14,086	$16,545
Lease bonus	108	—
Total operating income	14,194	16,545
Costs and expenses:
Production and ad valorem taxes	1,302	1,328
Gathering and transportation	86	—
Depletion	8,150	8,901
Impairment	26,011	—
General and administrative expenses	1,749	1,552
Total costs and expenses	37,298	11,781
Income (loss) from operations	(23,104)	4,764
Other income (expense):
Interest expense	(430)	(168)
Other income	199	486
Total other income (expense), net	(231)	318
Net income (loss)	$(23,335)	$5,082

Net income attributable to common limited partners per unit:
Basic and Diluted	$(0.29)	$0.06
Weighted average number of limited partner units outstanding:
Basic	79,726	79,708
Diluted	79,726	79,711

See accompanying notes to consolidated financial statements.

Viper Energy Partners LP
Statement of Consolidated Unitholders' Equity
(Unaudited)

	Limited Partners

	Common
	Units	Common	Total
		(In thousands)
Balance at December 31, 2014	79,709	$535,351	$535,351
Unit-based compensation	—	939	939
Distribution to public	—	(2,315)	(2,315)
Distribution to Diamondback	—	(17,612)	(17,612)
Net income	—	5,082	5,082
Balance at March 31, 2015	79,709	$521,445	$521,445

Balance at December 31, 2015	79,726	$495,144	$495,144
Unit-based compensation	—	973	973
Distribution to public	—	(2,115)	(2,115)
Distribution to Diamondback	—	(16,063)	(16,063)
Net loss	—	(23,335)	(23,335)
Balance at March 31, 2016	79,726	$454,604	$454,604

See accompanying notes to consolidated financial statements.

Viper Energy Partners LP
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(23,335)	$5,082
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion	8,150	8,901
Impairment	26,011	—
Amortization of debt issuance costs	92	65
Non-cash unit-based compensation	973	939
Changes in operating assets and liabilities:
Royalty income receivable	—	1,155
Accounts receivable	2,915	—
Accounts payable—related party	(4)	(1,349)
Accounts payable and other accrued liabilities	827	(240)
Prepaid expenses and other current assets	257	—
Net cash provided by operating activities	15,886	14,553
Cash flows from investing activities:
Acquisition of royalty interests	(2,082)	—
Other	—	85
Net cash provided by (used in) investing activities	(2,082)	85
Cash flows from financing activities
Proceeds from borrowings under credit facility	8,500	—
Debt issuance costs	(2)	—
Distribution to partners	(18,178)	(19,927)
Net cash used in financing activities	(9,680)	(19,927)
Net (decrease) increase in cash	4,124	(5,289)
Cash and cash equivalents at beginning of period	539	15,110
Cash and cash equivalents at end of period	$4,663	$9,821

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest	$339	$103
See accompanying notes to consolidated financial statements.

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

As of March 31, 2016, Viper Energy Partners GP LLC (the “General Partner”), held a 100% non-economic general partner interest in the Partnership and Diamondback had an approximate 88% limited partner interest in the Partnership. Diamondback owns and controls the General Partner.

Basis of Presentation

The accompanying consolidated financial statements and related notes thereto were prepared in conformity with GAAP. All material intercompany balances and transactions are eliminated in consolidation.

These financial statements have been prepared by the Partnership without audit, pursuant to the rules and regulations of the SEC. They reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations, although the Partnership believes the disclosures are adequate to make the information presented not misleading. This Quarterly Report on Form 10–Q should be read in conjunction with the Partnership’s most recent Annual Report on Form 10–K for the fiscal year ended December 31, 2015, which contains a summary of the Partnership’s significant accounting policies and other disclosures.

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

New Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-03, “Interest–Imputation of Interest”. This update requires that debt issuance costs related to a recognized debt liability (except costs associated with revolving debt arrangements) be presented in the balance sheet as a direct deduction from that debt liability, consistent with the presentation of a debt discount, to simplify the presentation of debt issuance costs. This update is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early application was permitted for financial statements that have not previously been issued. The Partnership

Viper Energy Partners LP
Notes to Financial Statements - (Continued)
(unaudited)

retrospectively adopted this new standard effective January 1, 2016. Adoption of this update does not have a material impact on the Partnership’s consolidated financial statements.

In January 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-01, “Financial Instruments–Overall”. This update applies to any entity that hold financial assets or owe financial liabilities. This update requires equity investments (except for those accounted for under the equity method or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. This update will be effective for public entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. Entities should apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The Partnership will be required to mark its cost method investment to fair value with the adoption of this update.

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-02, “Leases”. This update applies to any entity that enters into a lease, with some specified scope exemptions. Under this update, a lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. While there were no major changes to the lessor accounting, changes were made to align key aspects with the revenue recognition guidance. This update will be effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. Entities will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Partnership is currently evaluating the impact that the adoption of this update will have on the Partnership’s financial position, results of operations and liquidity.

In March 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-08, “Revenue from Contracts with Customers - Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”. Under this update, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update will be effective for annual and interim reporting periods beginning after December 15, 2017, with early application not permitted. This update allows for either full retrospective adoption, meaning this update is applied to all periods presented in the financial statements, or modified retrospective adoption, meaning this update is applied only to the most current period presented. The Partnership is currently evaluating the impact, if any, that the adoption of this update will have on the Partnership’s financial position, results of operations and liquidity.

In March 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-09, "Compensation - Stock Compensation". This update applies to all entities that issue share-based payment awards to their employees. Under this update, there were several areas that were simplified including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years with early adoption permitted. The Partnership is currently evaluating the impact that the adoption of this update will have on the Partnership's financial position, results of operations and liquidity.

3.    OIL AND NATURAL GAS INTERESTS

Oil and natural gas interests include the following:

	March 31,	December 31,
	2016	2015

	(in thousands)
Oil and natural gas interests:
Subject to depletion	$470,095	$469,663
Not subject to depletion-acquisition costs
Incurred in 2016	1,664	—
Incurred in 2015	39,693	39,693
Incurred in 2014	45,636	45,636
Total not subject to depletion	86,993	85,329
Gross oil and natural gas interests	557,088	554,992
Accumulated depletion and impairment	(105,820)	(71,659)
Oil and natural gas interests, net	$451,268	$483,333

Costs associated with unevaluated properties are excluded from the full cost pool until a determination as to the existence of proved reserves is able to be made. The inclusion of the Partnership’s unevaluated costs into the amortization base is expected to be completed within three to five years.

4.    DEBT

Credit Agreement-Wells Fargo Bank

On July 8, 2014, the Partnership entered into a secured revolving credit agreement with Wells Fargo, as the administrative agent, sole book runner and lead arranger. The credit agreement, which was amended August 15, 2014 to add additional lenders to the lending group, provides for a revolving credit facility in the maximum amount of $500.0 million, subject to scheduled semi-annual and other elective collateral borrowing base redeterminations based on the Partnership’s oil and natural gas reserves and other factors. The borrowing base is scheduled to be re-determined semi-annually with effective dates of April 1st and October 1st. In addition, the Partnership may request up to three additional redeterminations of the borrowing base during any 12-month period. The credit agreement was further amended on May 22, 2015 to, among other things, increase the borrowing base from $110.0 million to $175.0 million and to provide for certain restrictions on purchasing margin stock. On November 13, 2015, the borrowing base increased from $175.0 million to $200.0 million. As of March 31, 2016, the borrowing base remained at $200.0 million. The Partnership had $43.0 million outstanding under its credit agreement as of March 31, 2016.

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

5.    RELATED PARTY TRANSACTIONS

Partnership Agreement

In connection with the closing of the IPO, the General Partner and Diamondback entered into the first amended and restated agreement of limited partnership, dated June 23, 2014 (the “Partnership Agreement”). The Partnership Agreement requires the Partnership to reimburse the General Partner for all direct and indirect expenses incurred or paid on the Partnership’s behalf and all other expenses allocable to the Partnership or otherwise incurred by the General Partner in connection with operating the Partnership’s business. The Partnership Agreement does not set a limit on the amount of expenses for which the General Partner and its affiliates may be reimbursed. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for the Partnership or on the Partnership’s behalf and expenses allocated to the General Partner by its affiliates. The General Partner is entitled to determine the expenses that are allocable to the Partnership. For both the three months ended March 31, 2016 and 2015, no expenses were allocated to the Partnership by the General Partner.

Advisory Services Agreement

In connection with the closing of the IPO, the Partnership and General Partner entered into an advisory services agreement with Wexford Capital LP (“Wexford”) dated as of June 23, 2014 (the “Advisory Services Agreement”), under which Wexford provides the Partnership and the General Partner with general financial and strategic advisory services related to the Partnership’s business in return for an annual fee of $0.5 million, plus reasonable out-of-pocket expenses. The Advisory Services Agreement has an initial term of two years commencing on June 23, 2014, and continues for additional one-year periods unless terminated in writing by either party at least ten days prior to the expiration of the then current term. It may be terminated at any time by either party upon 30 days prior written notice. In the event the Partnership terminates the Advisory Services Agreement, the Partnership is obligated to pay all amounts due through the remaining term. In addition, the Partnership has agreed to pay Wexford to-be-negotiated market-based fees approved by the conflict committee of the board of directors of the General Partner for such services as may be provided by Wexford at the Partnership’s request in connection with future acquisitions and divestitures, financings or other transactions in which the Partnership may be involved. The services provided by Wexford under the Advisory Services Agreement do not extend to the Partnership’s day-to-day business or operations. The Partnership has agreed to indemnify Wexford and its affiliates from any and all losses arising out of or in connection with the Advisory Services Agreement except for losses resulting from Wexford’s or its affiliates’ gross negligence or willful misconduct. For the three months ended March 31, 2016 and 2015, the Partnership paid costs of less than $0.1 million and $0.1 million, respectively, under the Advisory Services Agreement.

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

Viper Energy Partners LP
Notes to Financial Statements - (Continued)
(unaudited)

tax attributes not been available or used for the Partnership’s benefit, even though Diamondback had no cash tax expense for that period.

Lease Bonus

During the three months ended March 31, 2016, Diamondback paid the Partnership $0.1 million in lease bonus payments under one lease to extend the term of the lease, reflecting an average bonus of $2,500 per acre.

6.    PARTNERS’ CAPITAL AND PARTNERSHIP DISTRIBUTIONS

The Partnership has general partner and common unit partnership interests. The general partner interest is a non-economic interest and is not entitled to any cash distributions.

At March 31, 2016, the Partnership had a total of 79,726,006 common units issued and outstanding, of which 70,450,000 common units were owned by Diamondback, representing approximately 88% of the total Partnership common units outstanding.

The following table summarizes changes in the number of the Partnership’s common units:

Common Units

Balance at December 31, 2015	79,726,006
Common units vested and issued under the LTIP	—
Balance at March 31, 2016	79,726,006

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

7.    EARNINGS PER UNIT

The net income per common unit on the consolidated statements of operations is based on the net income of the Partnership for the three months ended March 31, 2016 and 2015, since this is the amount of net income that is attributable to the Partnership’s common units.

The Partnership’s net income is allocated wholly to the common units as the General Partner does not have an economic interest. Payments made to the Partnership’s unitholders are determined in relation to the cash distribution policy described in Note 6—Partners’ Capital and Partnership Distributions.

Basic net income per common unit is calculated by dividing net income by the weighted-average number of common units outstanding during the period. Diluted net income per common unit gives effect, when applicable, to unvested common units granted under the LTIP.

Viper Energy Partners LP
Notes to Financial Statements - (Continued)
(unaudited)

	Three Months Ended March 31,
	2016	2015
	(In thousands, except per unit amounts)
Net income attributable to the period	$(23,335)	$5,082
Net income per common unit, basic	$(0.29)	$0.06
Net income per common unit, diluted	$(0.29)	$0.06
Weighted-average common units outstanding, basic	79,726	79,708
Weighted-average common units outstanding, diluted	79,726	79,711

For the three months ended March 31, 2016, there were 2,134,291 shares that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive for the periods presented but could potentially dilute basic earnings per share in future periods.

8.    COMMITMENTS AND CONTINGENCIES

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

Litigation

The Partnership filed an action in October 2014 to recover $0.5 million held in escrow in connection with a purchase and sale agreement.  The escrow agent interpleaded the funds, and the other parties to the agreement have filed a counterclaim to recover the escrow.  Both sides also seek recovery of their attorneys’ fees.  The case is expected to be scheduled for trial in the third quarter of 2016.  It is not possible to predict the outcome with reasonable certainty, but the Partnership does not believe that an adverse outcome would have a material adverse effect on the Partnership’s financial statements and has not included a loss contingency reserve for this matter.

9.    SUBSEQUENT EVENTS

Cash Distribution

On May 2, 2016, the board of directors of the General Partner approved a cash distribution for the first quarter of 2016 of $0.149 per common unit, payable on May 23, 2016, to unitholders of record at the close of business on May 16, 2016.

Credit Facility

In connection with the Partnership’s spring 2016 redetermination, the agent lender under the credit agreement has recommended that the Partnership’s borrowing base be reduced to $175.0 million due to a decline in pricing. This reduction is subject to the approval of the required other lenders.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and notes thereto presented in this report as well as our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs, and expected performance. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors. See “Part II. Item 1A. Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements.”

Overview

We are a publicly traded Delaware limited partnership formed by Diamondback on February 27, 2014 to, among other things, own, acquire and exploit oil and natural gas properties in North America. The Partnership is currently focused on oil and natural gas properties in the Permian Basin. As of March 31, 2016, our general partner held a 100% non-economic general partner interest in us, and Diamondback had an approximate 88% limited partner interest in us. Diamondback also owns and controls our general partner.

We operate in one reportable segment engaged in the acquisition of oil and natural gas properties. Our assets consist primarily of producing oil and natural gas properties principally located in the Permian Basin of West Texas.

Sources of Our Income

Our income is derived from royalty payments we receive from our operators based on the sale of oil and natural gas production, as well as the sale of natural gas liquids that are extracted from natural gas during processing. Royalty payments may vary significantly from period to period as a result of commodity prices, production mix and volumes of production sold by our operators. For the three months ended March 31, 2016, our royalty income was derived 92% from oil sales, 4% from natural gas liquid sales and 4% from natural gas sales and for the three months ended March 31, 2015, our royalty income was derived 94% from oil sales, 3% from natural gas liquid sales and 3% from natural gas sales. As a result, our income is more sensitive to fluctuations in oil prices than is it to fluctuations in natural gas liquids or natural gas prices. Our income may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices. Oil, natural gas liquids and natural gas prices have historically been volatile.

During 2015, West Texas Intermediate posted prices ranged from $34.55 to $61.36 per Bbl and the Henry Hub spot market price of natural gas ranged from $1.63 to $3.32 per MMBtu. On March 31, 2016, the West Texas Intermediate posted price for crude oil was $36.94 per Bbl and the Henry Hub spot market price of natural gas was $1.98 per MMBtu. Lower prices may not only decrease our income, but also potentially the amount of oil and natural gas that our operators can produce economically. Lower oil and natural gas prices may also result in a reduction in the borrowing base under our credit agreement, which may be determined at the discretion of our lenders.

As a result of the significant decline in commodity prices, which resulted in a reduction of the discounted present value of our proved oil and natural gas reserves, we recorded a non-cash ceiling test impairment for the three months ended March 31, 2016 of $26.0 million.

Although commodity prices improved at the end of the first quarter 2016, they remain volatile. If prices remain at or below the current low levels, subject to numerous factors and inherent limitations, we will incur an additional non-cash full cost impairment in the second quarter of 2016, which will have an adverse effect on our results of operations.

Production and Operational Update

Our first quarter 2016 production was 6,161 BOE/d, up 27% from 4,844 BOE/d in the first quarter of 2015.

During the first quarter of 2016, the operators of our Spanish Trail mineral interests brought online two gross horizontal wells, consisting of one Lower Spraberry and one Wolfcamp A completion. The operators of our Spanish Trail acreage have built an inventory of over 20 drilled but uncompleted wells as a result of low commodity prices during the first quarter of 2016.

While completion activity on our Spanish Trail mineral interest acreage slowed significantly during the first quarter of 2016, we expect that our operators will return to active development of this acreage in the second half of 2016 in the event oil prices continue to strengthen. Further, we intend to continue to pursue accretive acquisitions of royalty interests in oil-weighted basins under active development.

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

We are subject to the Texas margin tax. Any amounts related to operations for the period in 2014 prior to the closing of the IPO on June 23, 2014 will be included in Diamondback’s unitary filing for this tax. Diamondback does not expect any Texas margin tax to be due for the three months ended March 31, 2016 or 2015.

Results of Operations

The following table summarizes our revenue and expenses and production data for the periods indicated.

	Three Months Ended March 31,
	2016	2015
	(unaudited, in thousands, except production data)
Operating Results:
Operating income:
Royalty income	$14,086	$16,545
Lease bonus	108	—
Total operating income	14,194	16,545
Costs and expenses:
Production and ad valorem taxes	1,302	1,328
Gathering and transportation	86	—
Depletion	8,150	8,901
Impairment	26,011	—
General and administrative expenses	1,749	1,552
Total costs and expenses	37,298	11,781
Income (loss) from operations	(23,104)	4,764
Other income (expense)
Interest expense	(430)	(168)
Other income	199	486
Total other income (expense), net	(231)	318
Net income (loss)	$(23,335)	$5,082
Production Data:
Oil (Bbls)	433,541	351,367
Natural gas (Mcf)	348,283	219,652
Natural gas liquids (Bbls)	69,103	48,000
Combined volumes (BOE)	560,691	435,975
Daily combined volumes (BOE/d)	6,161	4,844
% Oil	77%	81%

Comparison of the Three Months Ended March 31, 2016 and 2015

Royalty Income

Our royalty income for the three months ended March 31, 2016 and 2015 was $14.1 million and $16.5 million, respectively.

Our income is a function of oil, natural gas liquids and natural gas production volumes sold and average prices received for those volumes. Our operators received an average of $29.81 per Bbl of oil, $7.93 per Bbl of natural gas liquids and $1.76 per Mcf of natural gas for the volumes sold for the three months ended March 31, 2016. Our operators received an average of $44.21 per Bbl of oil, $9.24 per Bbl of natural gas liquids and $2.59 per Mcf of natural gas for the volumes sold for the three months ended March 31, 2015. The decrease in average prices received during the three months ended March 31, 2016 was partially offset by a 28.6% increase in combined volumes sold by our operators as compared to the three months ended March 31, 2015.

	Change in prices	Production volumes(1)	Total net dollar effect of change
			(in thousands)
Effect of changes in price:
Oil	$(14.40)	433,541	$(6,242)
Natural gas liquids	(1.31)	69,103	(91)
Natural gas	(0.83)	348,283	(289)
Total income due to change in price			$(6,622)

	Change in production volumes(1)	Prior period average prices	Total net dollar effect of change
			(in thousands)
Effect of changes in production volumes:
Oil	82,174	$44.21	$3,635
Natural gas liquids	21,103	9.24	195
Natural gas	128,631	2.59	333
Total income due to change in production volumes			4,163
Total change in income			$(2,459)

(1)	Production volumes are presented in Bbls for oil and natural gas liquids and Mcf for natural gas

Impairment

During the three months ended March 31, 2016, we recorded an impairment of oil and gas properties of $26.0 million as a result of the significant decline in commodity prices, which resulted in a reduction of the discounted present value of our proved oil and natural gas reserves.

General and Administrative Expenses

The general and administrative expenses primarily reflect costs associated with us being a publicly traded limited partnership, unit-based compensation, the amounts reimbursed to our general partner under our partnership agreement and amounts incurred under our advisory services agreement. For the three months ended March 31, 2016 and 2015, we incurred general and administrative expenses of $1.7 million and $1.6 million, respectively.

Net Interest Expense

The net interest expense for the three months ended March 31, 2016 and 2015 reflects the interest incurred under our credit agreement. Net interest expense for the three months ended March 31, 2016 and 2015 was $0.4 million and $0.2 million, respectively.

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

We define Adjusted EBITDA as net income (loss) plus interest expense, non-cash unit-based compensation, depletion expense and impairment expense. Adjusted EBITDA is not a measure of the income (loss) as determined by GAAP. We exclude the items listed above from net income (loss) in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as historic costs of depreciable assets, none of which are components of Adjusted EBITDA.

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

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Net income (loss)	$(23,335)	$5,082
Interest expense	430	168
Non-cash unit-based compensation expense	973	939
Depletion	8,150	8,901
Impairment	26,011	—
Adjusted EBITDA	$12,229	$15,090

Liquidity and Capital Resources

Overview

Our primary sources of liquidity have been cash flows from operations, equity offerings and borrowings under our credit agreement, and our primary uses of cash have been, and are expected to continue to be, to pay distributions to our unitholders and for replacement and growth capital expenditures, including the acquisition of oil and natural gas properties. Our ability to generate cash is subject to a number of factors, some of which are beyond our control, including commodity prices and general economic, financial, competitive, legislative, regulatory and other factors, including weather.

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

On May 2, 2016, the board of directors of the General Partner approved a cash distribution for the first quarter of 2016 of $0.149 per common unit, payable on May 23, 2016, to unitholders of record at the close of business on May 16, 2016.

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

Our Credit Agreement

On July 8, 2014, we entered into a $500.0 million secured revolving credit agreement with Wells Fargo as the administrative agent, sole book runner and lead arranger. The credit agreement, which was amended August 15, 2014 to add additional lenders to the lending group, matures on July 8, 2019. The credit agreement was further amended on May 22, 2015 to, among other things, increase the borrowing base from $110.0 million to $175.0 million and to provide for certain restrictions on purchasing margin stock. On November 13, 2015, the borrowing base was increased from $175.0 million to $200.0 million. As of March 31, 2016, the borrowing base was set at $200.0 million and we had $43.0 million in outstanding borrowings under the credit agreement, with a weighted average interest rate of 1.94%. In connection with our spring 2016 redetermination, the agent lender under the credit agreement has recommended that our borrowing base be reduced to $175.0 million due to a decline in pricing. This reduction is subject to the approval of the required other lenders.

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

Cash Flows

The following table presents our cash flows for the period indicated.

	Three Months Ended March 31,
	2016	2015

	(in thousands)
Cash Flow Data:
Net cash flows provided by operating activities	$15,886	$14,553
Net cash flows (used in) provided by investing activities	(2,082)	85
Net cash flows used in financing activities	(9,680)	(19,927)
Net increase (decrease) in cash	$4,124	$(5,289)

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

Investing Activities

Net cash used in investing activities was $2.1 million during the three months ended March 31, 2016 related to acquisitions of royalty interests.

Financing Activities

Net cash used in financing activities was $9.7 million and $19.9 million during the three months ended March 31, 2016 and 2015, respectively, primarily related to our distributions to our unitholders for our fourth quarter 2015 and 2014 distributions, after giving effect to $8.5 million of proceeds from borrowings under our credit facility for the three months ended March 31, 2016.

Contractual Obligations

There were no material changes in our contractual obligations and other commitments, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Critical Accounting Policies

There have been no changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Commodity Price Risk

Our major market risk exposure is in the pricing applicable to the oil and natural gas production of our operators. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our natural gas production. Pricing for oil and natural gas production has been volatile and unpredictable, particularly during the past two years, and we expect this volatility to continue in the future. The prices that our operators receive for production depend on many factors outside of our or their control.

Credit Risk

We are subject to risk resulting from the concentration of royalty income in producing oil and natural gas properties and receivables with several significant purchasers. For the three months ended March 31, 2016, two purchasers accounted for more than 10% of our royalty income: Shell Trading (US) Company (73%) and RSP Permian LLC (18%). For the three months ended March 31, 2015, two purchasers accounted for more than 10% of our royalty income: Shell Trading (US) Company (78%) and RSP Permian LLC (15%). We do not require collateral and do not believe the loss of any single purchaser would materially impact our operating results, as crude oil and natural gas are fungible products with well-established markets and numerous purchasers.

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on our indebtedness under our credit agreement. The terms of our credit agreement provide for interest on borrowings at a floating rate equal to an alternative base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.5% and 3-month LIBOR plus 1.0%) or LIBOR, in each case plus the applicable margin. The applicable margin ranges from 0.50% to 1.50% in the case of the alternative base rate and from 1.50% to 2.50% in the case of LIBOR, in each case depending on the amount of the loan outstanding in relation to the borrowing base. We entered into this credit agreement on July 8, 2014, and as of March 31, 2016, we had $43.0 million in outstanding borrowings with a weighted average rate of 1.94%. An increase or decrease of 1% in the interest rate would have a corresponding decrease or increase in our interest expense of approximately $0.4 million based on the $43.0 million outstanding in the aggregate under our credit agreement on March 31, 2016.

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

As of March 31, 2016, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer of our general partner have concluded that as of March 31, 2016, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Due to the nature of our business, we are, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities. In the opinion of our management, none of the pending litigation, disputes or claims against us, if decided adversely, will have a material adverse effect on our financial condition, cash flows or results of operations. See Note 8. “Commitments and Contingencies–Litigation” to our financial statements.

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

In addition to the information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10–K for the year ended December 31, 2015 and in subsequent filings we make with the SEC. There have been no material changes in our risk factors from those described in our Annual Report on Form 10–K for the year ended December 31, 2015.

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

VIPER ENERGY PARTNERS LP

		By:	VIPER ENERGY PARTNERS GP LLC
its General Partner

Date:	May 5, 2016	By:	/s/ Travis D. Stice
Travis D. Stice
Chief Executive Officer

Date:	May 5, 2016	By:	/s/ Teresa L. Dick
Teresa L. Dick
Chief Financial Officer