Form 10-Q
period 2016-06-30
Viper Energy Partners LP
filed 2016-08-09
CIK 1602065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 3, 2016, 86,743,124 common limited partner units of the registrant were outstanding.

1

VIPER ENERGY PARTNERS LP
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2016

i

GLOSSARY OF OIL AND NATURAL GAS TERMS
The following is a glossary of certain oil and gas terms that are used in this Quarterly Report on Form 10-Q (this “report”):

Basin	A large depression on the earth’s surface in which sediments accumulate.
Bbl	Stock tank barrel, or 42 U.S. gallons liquid volume, used in this report in reference to crude oil or other liquid hydrocarbons.
BOE	Barrels of oil equivalent, with six thousand cubic feet of natural gas being equivalent to one barrel of oil.
BOE/d	BOE per day.
British Thermal Unit, or Btu	The quantity of heat required to raise the temperature of one pound of water by one degree Fahrenheit.
Crude oil	Liquid hydrocarbons retrieved from geological structures underground to be refined into fuel sources.
Fracturing	The process of creating and preserving a fracture or system of fractures in a reservoir rock typically by injecting a fluid under pressure through a wellbore and into the targeted formation.
Gross acres or gross wells	The total acres or wells, as the case may be, in which a working interest is owned.
Mcf	Thousand cubic feet of natural gas.
Mineral interests	The interests in ownership of the resource and mineral rights, giving an owner the right to profit from the extracted resources.
MMBtu	Million British Thermal Units.
Net acres or net wells	The sum of the fractional working interest owned in gross acres.
Oil and natural gas properties	Tracts of land consisting of properties to be developed for oil and natural gas resource extraction.
Operator	The individual or company responsible for the exploration and/or production of an oil or natural gas well or lease.
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

Viper Energy Partners LP
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2016	2015

	(In thousands, except unit amounts)
Assets
Current assets:
Cash and cash equivalents	$6,144	$539
Restricted cash	500	500
Royalty income receivable	7,951	9,369
Other current assets	130	476
Total current assets	14,725	10,884
Property and equipment:
Oil and natural gas interests, based on the full cost method of accounting ($94,480 and $85,329 excluded from depletion at June 30, 2016 and December 31, 2015, respectively)	566,366	554,992
Accumulated depletion and impairment	(133,862)	(71,659)
Oil and natural gas interests, net	432,504	483,333
Other assets	35,348	35,514
Total assets	$482,577	$529,731
Liabilities and Unitholders’ Equity
Current liabilities:
Accounts payable	$23	$1
Accounts payable—related party	2	4
Other accrued liabilities	1,390	82
Total current liabilities	1,415	87
Long-term debt	51,500	34,500
Total liabilities	52,915	34,587
Commitments and contingencies (Note 9)
Unitholders’ equity:
Common units (79,743,124 units issued and outstanding as of June 30, 2016 and 79,726,006 units issued and outstanding as of December 31, 2015)	429,662	495,144
Total unitholders’ equity	429,662	495,144
Total liabilities and unitholders’ equity	$482,577	$529,731

See accompanying notes to consolidated financial statements.

Viper Energy Partners LP
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands, except per unit amounts)
Operating income:
Royalty income	$16,836	$19,619	$30,922	$36,164
Lease bonus	196	—	304	—
Total operating income	17,032	19,619	31,226	36,164
Costs and expenses:
Production and ad valorem taxes	1,403	1,417	2,705	2,745
Gathering and transportation	91	—	177	—
Depletion	6,584	8,949	14,734	17,850
Impairment	21,458	—	47,469	—
General and administrative expenses	1,207	1,307	2,956	2,859
Total costs and expenses	30,743	11,673	68,041	23,454
Income (loss) from operations	(13,711)	7,946	(36,815)	12,710
Other income (expense):
Interest expense	(456)	(207)	(886)	(375)
Other income	147	306	346	792
Total other income (expense), net	(309)	99	(540)	417
Net income (loss)	$(14,020)	$8,045	$(37,355)	$13,127

Net income attributable to common limited partners per unit:
Basic and Diluted	$(0.18)	$0.10	$(0.47)	$0.16
Weighted average number of limited partner units outstanding:
Basic and Diluted	79,728	79,710	79,727	79,710

See accompanying notes to consolidated financial statements.

Viper Energy Partners LP
Statements of Consolidated Unitholders' Equity
(Unaudited)

	Limited Partners
	Common
	Units	Common	Total
		(In thousands)
Balance at December 31, 2014	79,709	$535,351	$535,351
Unit-based compensation	1	1,878	1,878
Distribution to public	—	(4,074)	(4,074)
Distribution to Diamondback	—	(30,997)	(30,997)
Net income	—	13,127	13,127
Balance at June 30, 2015	79,710	$515,285	$515,285

Balance at December 31, 2015	79,726	$495,144	$495,144
Unit-based compensation	17	1,930	1,930
Distribution to public	—	(3,497)	(3,497)
Distribution to Diamondback	—	(26,560)	(26,560)
Net loss	—	(37,355)	(37,355)
Balance at June 30, 2016	79,743	$429,662	$429,662

See accompanying notes to consolidated financial statements.

Viper Energy Partners LP
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(37,355)	$13,127
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion	14,734	17,850
Impairment	47,469	—
Amortization of debt issuance costs	186	141
Non-cash unit-based compensation	1,930	1,878
Changes in operating assets and liabilities:
Royalty income receivable	1,418	(1,663)
Accounts payable—related party	(2)	—
Accounts payable and other accrued liabilities	1,307	(946)
Prepaid expenses and other current assets	314	(214)
Net cash provided by operating activities	30,001	30,173
Cash flows from investing activities:
Acquisition of royalty interests	(11,319)	—
Other	—	77
Net cash provided by (used in) investing activities	(11,319)	77
Cash flows from financing activities
Proceeds from borrowings under credit facility	17,000	—
Debt issuance costs	(20)	(301)
Distribution to partners	(30,057)	(35,071)
Net cash used in financing activities	(13,077)	(35,372)
Net increase (decrease) in cash	5,605	(5,122)
Cash and cash equivalents at beginning of period	539	15,110
Cash and cash equivalents at end of period	$6,144	$9,988

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest	$708	$234
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

As of June 30, 2016, Viper Energy Partners GP LLC (the “General Partner”), held a 100% non-economic general partner interest in the Partnership and Diamondback had an approximate 88% limited partner interest in the Partnership. Diamondback owns and controls the General Partner.

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

The Partnership evaluates these estimates on an ongoing basis, using historical experience, consultation with experts and other methods the Partnership considers reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from the Partnership’s estimates. Any effects on the Partnership’s business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. Significant items subject to such estimates and assumptions include estimates of proved oil and natural gas reserves and related present value estimates of future net cash flows therefrom, the carrying value of oil and natural gas interests and unit–based compensation.

New Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-03, “Interest–Imputation of Interest”. This update requires that debt issuance costs related to a recognized debt liability (except costs associated with revolving debt arrangements) be presented in the balance sheet as a direct deduction from that debt liability, consistent with the presentation of a debt discount, to simplify the presentation of debt issuance costs. This update is effective for financial statements issued for fiscal years beginning after December 15, 2015. The Partnership retrospectively adopted this new standard effective January 1, 2016. Adoption of this update did not have a material impact on the Partnership’s consolidated financial statements.

Viper Energy Partners LP
Notes to Financial Statements - (Continued)
(unaudited)

In January 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-01, “Financial Instruments–Overall”. This update applies to any entity that holds financial assets or owes financial liabilities. This update requires equity investments (except for those accounted for under the equity method or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. This update will be effective for public entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. Entities should apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The Partnership will be required to mark its cost method investment to fair value with the adoption of this update.

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

In March 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-09, "Compensation - Stock Compensation". This update applies to all entities that issue equity-based payment awards to their employees. Under this update, there were several areas that were simplified including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years with early adoption permitted. The Partnership is currently evaluating the impact that the adoption of this update will have on the Partnership's financial position, results of operations and liquidity.

In April 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-10, “Revenue from Contracts with Customers - Identifying Performance Obligations and Licensing”. This update clarifies two principles of Accounting Standards Codification Topic 606: identifying performance obligations and the licensing implementation guidance. This standard has the same effective date as Accounting Standards Update 2016-08, the revenue recognition standard discussed above. The adoption of this standard is not expected to have a material impact on the Partnership's financial position, results of operations and liquidity.

In May 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-12, “Revenue from Contracts with Customers - Narrow-Scope Improvements and Practical Expedients”. This update applies only to the following areas from Accounting Standards Codification Topic 606: assessing the collectability criterion and accounting for contracts that do not meet the criteria for step 1, presentation of sales taxes and other similar taxes collected from customers, noncash consideration, contract modification at transition, completed contracts at transition and technical correction. This standard has the same effective date as Accounting Standards Update 2016-08, the revenue recognition standard discussed above. The adoption of this standard is not expected to have a material impact on the Partnership's financial position, results of operations and liquidity.

3.    OIL AND NATURAL GAS INTERESTS

Oil and natural gas interests include the following:

	June 30,	December 31,
	2016	2015

	(in thousands)
Oil and natural gas interests:
Subject to depletion	$471,886	$469,663
Not subject to depletion-acquisition costs
Incurred in 2016	10,301	—
Incurred in 2015	38,790	39,693
Incurred in 2014	45,389	45,636
Total not subject to depletion	94,480	85,329
Gross oil and natural gas interests	566,366	554,992
Accumulated depletion and impairment	(133,862)	(71,659)
Oil and natural gas interests, net	$432,504	$483,333

Costs associated with unevaluated interests are excluded from the full cost pool until a determination as to the existence of proved reserves is able to be made. The inclusion of the Partnership’s unevaluated costs into the amortization base is expected to be completed within three to five years.

Under the full cost method of accounting, the Partnership is required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of the proved oil and gas interests. Net capitalized costs are limited to the lower of unamortized cost or the cost center ceiling. The cost center ceiling is defined as the sum of (a) estimated future net revenues, discounted at 10% per annum, from proved reserves, based on the trailing 12-month unweighted average of the first-day-of-the-month price, adjusted for any contract provisions or financial derivatives, if any, that hedge the Partnership’s oil and natural gas revenue, (b) the cost of interests not being amortized, if any, and (c) the lower of cost or market value of unproved interests included in the cost being amortized. If the net book value exceeds the ceiling, an impairment or non-cash write down is required.

As a result of the decline in prices, the Partnership recorded a non-cash impairment for the six months ended June 30, 2016 of $47.5 million, which is included in accumulated depletion. There were no impairments recorded for the six months ended June 30, 2015. The impairment charge affected the Partnership’s reported net income but did not reduce its cash flow. In addition to commodity prices, the Partnership’s production rates, levels of proved reserves, future development costs, transfers of unevaluated properties and other factors will determine its actual ceiling test calculation and impairment analysis in future periods.

4.    DEBT

Credit Agreement-Wells Fargo Bank

On July 8, 2014, the Partnership entered into a secured revolving credit agreement with Wells Fargo, as the administrative agent, sole book runner and lead arranger. The credit agreement, which was amended August 15, 2014 to add additional lenders to the lending group, provides for a revolving credit facility in the maximum amount of $500.0 million, subject to scheduled semi-annual and other elective collateral borrowing base redeterminations based on the Partnership’s oil and natural gas reserves and other factors. The borrowing base is scheduled to be re-determined semi-annually with effective dates of April 1st and October 1st. In addition, the Partnership may request up to three additional redeterminations of the borrowing base during any 12-month period. As of June 30, 2016, the borrowing base was set at $175.0 million and the Partnership had $51.5 million outstanding under its credit agreement. On June 21, 2016, the credit agreement was amended to add a provision requiring the borrower and the other loan parties to provide control agreements with respect to deposit accounts and securities accounts to secure obligations under the credit agreement.

The outstanding borrowings under the credit agreement bear interest at a rate elected by the Partnership that is equal to an alternative base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.50% and 3-month LIBOR plus 1.0%) or LIBOR, in each case plus the applicable margin. The applicable margin ranges from 0.50% to 1.50% in the

Viper Energy Partners LP
Notes to Financial Statements - (Continued)
(unaudited)

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

5.    RELATED PARTY TRANSACTIONS

Partnership Agreement

In connection with the closing of the IPO, the General Partner and Diamondback entered into the first amended and restated agreement of limited partnership, dated June 23, 2014 (the “Partnership Agreement”). The Partnership Agreement requires the Partnership to reimburse the General Partner for all direct and indirect expenses incurred or paid on the Partnership’s behalf and all other expenses allocable to the Partnership or otherwise incurred by the General Partner in connection with operating the Partnership’s business. The Partnership Agreement does not set a limit on the amount of expenses for which the General Partner and its affiliates may be reimbursed. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for the Partnership or on the Partnership’s behalf and expenses allocated to the General Partner by its affiliates. The General Partner is entitled to determine the expenses that are allocable to the Partnership. For the three and six months ended June 30, 2016 and 2015, no expenses were allocated to the Partnership by the General Partner.

Advisory Services Agreement

In connection with the closing of the IPO, the Partnership and General Partner entered into an advisory services agreement with Wexford Capital LP (“Wexford”) dated as of June 23, 2014 (the “Advisory Services Agreement”), under which Wexford provides the Partnership and the General Partner with general financial and strategic advisory services related to the Partnership’s business in return for an annual fee of $0.5 million, plus reasonable out-of-pocket expenses. The Advisory Services Agreement has an initial term of two years commencing on June 23, 2014, and continues for additional one-year periods unless terminated in writing by either party at least ten days prior to the expiration of the then current term. It may be terminated at any time by either party upon 30 days prior written notice. In the event the Partnership terminates the Advisory Services Agreement, the Partnership is obligated to pay all amounts due through the remaining term. In addition, the Partnership has agreed to pay Wexford to-be-negotiated market-based fees approved by the conflict committee of the board of directors of the General Partner for such services as may be provided by Wexford at the Partnership’s request in connection with future acquisitions and divestitures, financings or other transactions in which the Partnership may be involved. The services provided by Wexford under the Advisory Services

Viper Energy Partners LP
Notes to Financial Statements - (Continued)
(unaudited)

Agreement do not extend to the Partnership’s day-to-day business or operations. The Partnership has agreed to indemnify Wexford and its affiliates from any and all losses arising out of or in connection with the Advisory Services Agreement except for losses resulting from Wexford’s or its affiliates’ gross negligence or willful misconduct. For the three months ended June 30, 2016 and 2015, the Partnership paid costs of less than $0.1 million and $0.1 million, respectively, under the Advisory Services Agreement. For the six months ended June 30, 2016 and 2015, the Partnership paid costs of less than $0.1 million and $0.3 million, respectively, under the Advisory Services Agreement.

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

Lease Bonus

During the three and six months ended June 30, 2016, Diamondback paid the Partnership $0.2 million and $0.3 million, respectively, in lease bonus payments under four leases to extend the term of the leases, reflecting an average bonus of $1,519 per acre.

6.    UNIT-BASED COMPENSATION

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

For the three and six months ended June 30, 2016, the Partnership incurred $1.0 million and $1.9 million, respectively, of unit–based compensation.

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

The following table presents the phantom unit activity under the LTIP for the six months ended June 30, 2016:

	Phantom Units	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2015	25,348	$16.89
Vested	(17,118)	$17.57
Unvested at June 30, 2016	8,230	$15.48

Viper Energy Partners LP
Notes to Financial Statements - (Continued)
(unaudited)

The aggregate fair value of phantom units that vested during the six months ended June 30, 2016 was $0.3 million. As of June 30, 2016, the unrecognized compensation cost related to unvested phantom units was $0.1 million. Such cost is expected to be recognized over a weighted-average period of 1.0 year.

7.    PARTNERS’ CAPITAL AND PARTNERSHIP DISTRIBUTIONS

The Partnership has general partner and common unit partnership interests. The general partner interest is a non-economic interest and is not entitled to any cash distributions.

At June 30, 2016, the Partnership had a total of 79,743,124 common units issued and outstanding, of which 70,450,000 common units were owned by Diamondback, representing approximately 88% of the total Partnership common units outstanding.

The following table summarizes changes in the number of the Partnership’s common units:

Common Units

Balance at December 31, 2015	79,726,006
Common units vested and issued under the LTIP	17,118
Balance at June 30, 2016	79,743,124

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

8.    EARNINGS PER UNIT

The net income per common unit on the consolidated statements of operations is based on the net income of the Partnership for the three and six months ended June 30, 2016 and 2015, since this is the amount of net income that is attributable to the Partnership’s common units.

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

Viper Energy Partners LP
Notes to Financial Statements - (Continued)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands, except per unit amounts)
Net income (loss) attributable to the period	$(14,020)	$8,045	$(37,355)	$13,127
Net income per common unit, basic	$(0.18)	$0.10	$(0.47)	$0.16
Net income per common unit, diluted	$(0.18)	$0.10	$(0.47)	$0.16
Weighted-average common units outstanding, basic	79,728	79,710	79,727	79,710
Weighted-average common units outstanding, diluted	79,728	79,710	79,727	79,710

For the three and six months ended June 30, 2016, there were 1,216,841 shares and 1,625,106 shares, respectively, that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive for the periods presented but could potentially dilute basic earnings per share in future periods.

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

10.    SUBSEQUENT EVENTS

Cash Distribution

On July 21, 2016, the board of directors of the General Partner approved a cash distribution for the second quarter of 2016 of $0.189 per common unit, payable on August 22, 2016, to unitholders of record at the close of business on August 15, 2016.

August 2016 Public Offering
On August 1, 2016, the Partnership completed an underwritten public offering of 7,000,000 common units. In this offering, Diamondback purchased 2,000,000 common units from the underwriter at $15.60 per unit, which is the price per common unit paid by the underwriter to the Partnership. The Partnership received net proceeds from this offering of approximately $109.0 million, after deducting underwriting discounts and commissions and estimated offering expenses, which the Partnership intends to use to fund the purchase price for the pending acquisition described below under the heading “-Pending Acquisition” and repay outstanding borrowings under its revolving credit facility.
Recent Acquisitions

On July 22, 2016, the Partnership acquired from an unrelated third party mineral interests underlying an additional 7,487 gross (601 net royalty) acres in the Midland Basin, with approximately 300 BOE/d of estimated August 2016 net production, for $79.2 million, subject to certain post-closing adjustments.

In July 2016, the Partnership also acquired from unrelated third party sellers mineral interests underlying an additional 9,281 gross (152 net royalty) acres in the Permian Basin for an aggregate of $11.7 million, subject to post-closing adjustments.

The purchase price for each of the above described recent acquisitions was primarily funded with borrowings under the Partnership’s revolving credit facility. As of July 22, 2016, the Partnership had $132.5 million in borrowings outstanding under the Partnership’s credit agreement, with a variable interest rate of 3.95%.

Pending Acquisition

On July 22, 2016, the Partnership entered into a purchase agreement with an unrelated third party to acquire mineral interests in 650 gross (142 net royalty) acres in the Delaware Basin, with approximately 200 BOE/d of estimated August 2016 net production, for approximately $31.4 million, subject to certain adjustments (the “Pending Acquisition”). The Partnership intends to use a portion of the net proceeds of its August 2016 public offering of common units to fund the purchase price of the Pending Acquisition. The Pending Acquisition is expected to close in August 2016; however, the transaction remains subject to completion of due diligence and satisfaction of other closing conditions, and there can be no assurance that it will be completed as planned or at all.

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

Overview

We are a publicly traded Delaware limited partnership formed by Diamondback on February 27, 2014 to, among other things, own, acquire and exploit oil and natural gas properties in North America. The Partnership is currently focused on oil and natural gas properties in the Permian Basin. As of June 30, 2016, our general partner held a 100% non-economic general partner interest in us, and Diamondback had an approximate 88% limited partner interest in us. Diamondback also owns and controls our general partner.

On August 1, 2016, we completed an underwritten public offering of 7,000,000 common units. In this offering, Diamondback purchased 2,000,000 common units from the underwriter at $15.60 per unit, which is the price per common unit paid by the underwriter to us. Following the August 2016 public offering, Diamondback had an approximate 84% limited partner interest in us. We received net proceeds from this offering of approximately $109.0 million, after deducting underwriting discounts and commissions and estimated offering expenses, which we intend to use to fund the purchase price for the pending acquisition described below under the heading “–Production and Operational Update–Pending Acquisition” and repay outstanding borrowings under our revolving credit facility.
We operate in one reportable segment engaged in the acquisition of oil and natural gas properties. Our assets consist primarily of producing oil and natural gas interests principally located in the Permian Basin of West Texas.

Sources of Our Income

Our income is derived from royalty payments we receive from our operators based on the sale of oil and natural gas production, as well as the sale of natural gas liquids that are extracted from natural gas during processing. Royalty payments may vary significantly from period to period as a result of commodity prices, production mix and volumes of production sold by our operators. For the three months ended June 30, 2016, our royalty income was derived 92% from oil sales, 5% from natural gas liquid sales and 3% from natural gas sales and for the three months ended June 30, 2015, our royalty income was derived 93% from oil sales, 4% from natural gas liquid sales and 3% from natural gas sales. For the six months ended June 30, 2016, our royalty income was derived 92% from oil sales, 4% from natural gas liquid sales and 4% from natural gas sales and for the six months ended June 30, 2015, our royalty income was derived 94% from oil sales, 3% from natural gas liquid sales and 3% from natural gas sales. As a result, our income is more sensitive to fluctuations in oil prices than is it to fluctuations in natural gas liquids or natural gas prices. Our income may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices. Oil, natural gas liquids and natural gas prices have historically been volatile.

During 2015, West Texas Intermediate posted prices ranged from $34.55 to $61.36 per Bbl and the Henry Hub spot market price of natural gas ranged from $1.63 to $3.32 per MMBtu. On June 30, 2016, the West Texas Intermediate posted price for crude oil was $48.27 per Bbl and the Henry Hub spot market price of natural gas was $2.94 per MMBtu. Lower prices may not only decrease our income, but also potentially the amount of oil and natural gas that our operators can produce economically. Lower oil and natural gas prices may also result in a reduction in the borrowing base under our credit agreement, which may be determined at the discretion of our lenders.

As a result of the significant decline in commodity prices, which resulted in a reduction of the discounted present value of our proved oil and natural gas reserves, we recorded a non-cash impairment to the book value of our oil and natural gas interests for the six months ended June 30, 2016 of $47.5 million.

Production and Operational Update

Our average daily production during the second quarter of 2016 was 5,380 BOE/d (76% oil), and our operators received an average of $41.73 per Bbl of oil, $13.03 per Bbl of natural gas liquids and $1.56 per Mcf of natural gas, for an average realized price of $34.39 per BOE.

During the second quarter of 2016, the operators of our Spanish Trail mineral interests brought online eight gross horizontal wells, consisting of six Lower Spraberry and two Wolfcamp A completions and built an inventory of 35 drilled but uncompleted wells as a result of low commodity prices during the first half of 2016. As of June 30, 2016, there were 432 vertical wells and 125 horizontal wells producing on our acreage. In addition, there were 40 horizontal wells in various stages of completion.

We declared a cash dividend for the second quarter of 2016 of $0.189 per common unit, payable on August 22, 2016, to unitholders of record at the close of business on August 15, 2016.

Recent Acquisitions

On July 22, 2016, we acquired from an unrelated third party mineral interests underlying an additional 7,487 gross (601 net royalty) acres in the Midland Basin, with approximately 300 BOE/d of estimated August 2016 net production, for $79.2 million, subject to certain post-closing adjustments. Estimated net proved reserves, based on internal estimates as of July 1, 2016, were approximately 1.0 MMBOE. Our internal estimate of net proved reserves is based on our analysis of production data provided by the seller, as well as geologic and other data, and has not been reviewed by our independent petroleum engineers. We believe this acreage is prospective in the Wolfcamp A, Wolfcamp B, Lower Spraberry and Middle Spraberry horizons.

In addition, since the end of the first quarter of 2016, we acquired from unrelated third party sellers mineral interests underlying an additional 13,182 gross (325 net royalty) acres in the Permian Basin for an aggregate of $20.8 million, subject to post-closing adjustments. As a result, as of July 22, 2016, our assets included mineral interests underlying 69,225 gross (5,215 net royalty) acres primarily in the Permian Basin.

The purchase price for each of the above described recent acquisitions was primarily funded with borrowings under our revolving credit facility.

Pending Acquisition

On July 22, 2016, we entered into a purchase agreement with an unrelated third party to acquire mineral interests in 650 gross (142 net royalty) acres in the Delaware Basin, with approximately 200 BOE/d of estimated August 2016 net production, for approximately $31.4 million, subject to certain adjustments (which transaction we refer to as the Pending Acquisition). Estimated net proved reserves, based on internal estimates as of August 1, 2016, were approximately 0.6 MMBOE. Our internal estimate of net proved reserves is based on our analysis of production data provided by the seller, as well as geologic and other data, and has not been reviewed by our independent petroleum engineers. We believe this acreage is prospective in the Wolfcamp, Bone Springs, Avalon Shale and Brushy Canyon horizons. We intend to use a portion of the net proceeds of our August 2016 public offering of common units to fund the purchase price of the Pending Acquisition. The Pending Acquisition is expected to close in August 2016; however, the transaction remains subject to completion of due diligence and satisfaction of other closing conditions, and there can be no assurance that it will be completed as planned or at all. Assuming the Pending Acquisition is completed in its entirety, our assets would include mineral interests underlying 69,875 gross (5,357 net royalty) acres.

Principal Components of Our Cost Structure

Production and Ad Valorem Taxes

Production taxes are paid on produced oil and natural gas based on a percentage of revenues from products sold at fixed rates established by federal, state or local taxing authorities. Where available, we benefit from tax credits and exemptions in our various taxing jurisdictions. We are also subject to ad valorem taxes in the counties where our production is located. Ad valorem taxes are generally based on the valuation of our oil and gas interests.

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

Depreciation, Depletion and Amortization

Under the full cost accounting method, we capitalize costs within a cost center and then systematically expense those costs on a units of production basis based on proved oil and natural gas reserve quantities. We calculate depletion on all capitalized costs, other than the cost of investments in unproved interests and major development projects for which proved reserves cannot yet be assigned, less accumulated amortization.

Income Tax Expense

We are organized as a pass-through entity for income tax purposes. As a result, our partners are responsible for federal income taxes on their share of our taxable income.

We are subject to the Texas margin tax. Any amounts related to operations for the period in 2014 prior to the closing of the IPO on June 23, 2014 was included in Diamondback’s unitary filing for this tax. Diamondback does not expect any Texas margin tax to be due for the six months ended June 30, 2016 or 2015.

Results of Operations

The following table summarizes our revenue and expenses and production data for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited, in thousands, except production data)
Operating Results:
Operating income:
Royalty income	$16,836	$19,619	$30,922	$36,164
Lease bonus	196	—	304	—
Total operating income	17,032	19,619	31,226	36,164
Costs and expenses:
Production and ad valorem taxes	1,403	1,417	2,705	2,745
Gathering and transportation	91	—	177	—
Depletion	6,584	8,949	14,734	17,850
Impairment	21,458	—	47,469	—
General and administrative expenses	1,207	1,307	2,956	2,859
Total costs and expenses	30,743	11,673	68,041	23,454
Income (loss) from operations	(13,711)	7,946	(36,815)	12,710
Other income (expense)
Interest expense	(456)	(207)	(886)	(375)
Other income	147	306	346	792
Total other income (expense), net	(309)	99	(540)	417
Net income (loss)	$(14,020)	$8,045	$(37,355)	$13,127
Production Data:
Oil (Bbls)	371,730	342,869	805,271	694,236
Natural gas (Mcf)	345,432	239,470	693,715	459,122
Natural gas liquids (Bbls)	60,258	56,956	129,361	104,956
Combined volumes (BOE)	489,560	439,737	1,050,251	875,712
Daily combined volumes (BOE/d)	5,380	4,832	5,771	4,838
% Oil	76%	78%	77%	79%

Comparison of the Three Months Ended June 30, 2016 and 2015

Royalty Income

Our royalty income for the three months ended June 30, 2016 and 2015 was $16.8 million and $19.6 million, respectively.

Our income is a function of oil, natural gas liquids and natural gas production volumes sold and average prices received for those volumes. Our operators received an average of $41.73 per Bbl of oil, $13.03 per Bbl of natural gas liquids and $1.56 per Mcf of natural gas for the volumes sold for the three months ended June 30, 2016. Our operators received an average of $53.40 per Bbl of oil, $13.99 per Bbl of natural gas liquids and $2.15 per Mcf of natural gas for the volumes sold for the three months ended June 30, 2015. The decrease in average prices received during the three months ended June 30, 2016 was partially offset by an 11.3% increase in combined volumes sold by our operators as compared to the three months ended June 30, 2015.

	Change in prices	Production volumes(1)	Total net dollar effect of change
			(in thousands)
Effect of changes in price:
Oil	$(11.67)	371,730	$(4,337)
Natural gas liquids	(0.96)	60,258	(58)
Natural gas	(0.59)	345,432	(204)
Total income due to change in price			$(4,599)

	Change in production volumes(1)	Prior period average prices	Total net dollar effect of change
			(in thousands)
Effect of changes in production volumes:
Oil	28,861	$53.40	$1,542
Natural gas liquids	3,302	13.99	46
Natural gas	105,962	2.15	228
Total income due to change in production volumes			1,816
Total change in income			$(2,783)

(1)	Production volumes are presented in Bbls for oil and natural gas liquids and Mcf for natural gas

Impairment

During the three months ended June 30, 2016, we recorded an impairment of oil and natural gas interests of $21.5 million as a result of the significant decline in commodity prices, which resulted in a reduction of the discounted present value of our proved oil and natural gas reserves.

General and Administrative Expenses

The general and administrative expenses primarily reflect costs associated with us being a publicly traded limited partnership, unit-based compensation, the amounts reimbursed to our general partner under our partnership agreement and amounts incurred under our advisory services agreement. For the three months ended June 30, 2016 and 2015, we incurred general and administrative expenses of $1.2 million and $1.3 million, respectively.

Net Interest Expense

The net interest expense for the three months ended June 30, 2016 and 2015 reflects the interest incurred under our credit agreement. Net interest expense for the three months ended June 30, 2016 and 2015 was $0.5 million and $0.2 million, respectively.

Comparison of the Six Months Ended June 30, 2016 and 2015

Royalty Income

Our royalty income for the six months ended June 30, 2016 and 2015 was $30.9 million and $36.2 million, respectively.

Our income is a function of oil, natural gas liquids and natural gas production volumes sold and average prices received for those volumes. Our operators received an average of $35.31 per Bbl of oil, $10.30 per Bbl of natural gas liquids and $1.66 per Mcf of natural gas for the volumes sold for the six months ended June 30, 2016. Our operators received an average of $48.75 per Bbl of oil, $11.81 per Bbl of natural gas liquids and $2.36 per Mcf of natural gas for the volumes sold for the six months ended June 30, 2015. The decrease in average prices received during the six months ended June 30, 2016 was partially offset by a 19.9% increase in combined volumes sold by our operators as compared to the six months ended June 30, 2015.

	Change in prices	Production volumes(1)	Total net dollar effect of change
			(in thousands)
Effect of changes in price:
Oil	$(13.44)	805,271	$(10,819)
Natural gas liquids	(1.51)	129,361	(195)
Natural gas	(0.70)	693,715	(486)
Total income due to change in price			$(11,500)

	Change in production volumes(1)	Prior period average prices	Total net dollar effect of change
			(in thousands)
Effect of changes in production volumes:
Oil	111,035	$48.75	$5,416
Natural gas liquids	24,405	11.81	288
Natural gas	234,593	2.36	554
Total income due to change in production volumes			6,258
Total change in income			$(5,242)

(1)	Production volumes are presented in Bbls for oil and natural gas liquids and Mcf for natural gas

Impairment

During the six months ended June 30, 2016, we recorded an impairment of oil and natural gas interests of $47.5 million as a result of the significant decline in commodity prices, which resulted in a reduction of the discounted present value of our proved oil and natural gas reserves.

General and Administrative Expenses

The general and administrative expenses primarily reflect costs associated with us being a publicly traded limited partnership, unit-based compensation, the amounts reimbursed to our general partner under our partnership agreement and amounts incurred under our advisory services agreement. For the six months ended June 30, 2016 and 2015, we incurred general and administrative expenses of $3.0 million and $2.9 million, respectively.

Net Interest Expense

The net interest expense for the six months ended June 30, 2016 and 2015 reflects the interest incurred under our credit agreement. Net interest expense for the six months ended June 30, 2016 and 2015 was $0.9 million and $0.4 million, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Net income (loss)	$(14,020)	$8,045	$(37,355)	$13,127
Interest expense	456	207	886	375
Non-cash unit-based compensation expense	957	939	1,930	1,878
Depletion	6,584	8,949	14,734	17,850
Impairment	21,458	—	47,469	—
Adjusted EBITDA	$15,435	$18,140	$27,664	$33,230

Liquidity and Capital Resources

Overview

Our primary sources of liquidity have been cash flows from operations, equity offerings and borrowings under our credit agreement, and our primary uses of cash have been, and are expected to continue to be, distributions to our unitholders and replacement and growth capital expenditures, including the acquisition of oil and natural gas interests. Our ability to generate cash is subject to a number of factors, some of which are beyond our control, including commodity prices and general economic, financial, competitive, legislative, regulatory and other factors, including weather.

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

On July 21, 2016, the board of directors of the General Partner approved a cash distribution for the second quarter of 2016 of $0.189 per common unit, payable on August 22, 2016, to unitholders of record at the close of business on August 15, 2016.

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

August 2016 Public Offering

On August 1, 2016, we completed an underwritten public offering of 7,000,000 common units. In this offering, Diamondback purchased 2,000,000 common units from the underwriter at the price per common unit paid by the underwriter to us. We received net proceeds from this offering of approximately $109.0 million, after deducting underwriting discounts and commissions and estimated offering expenses, which we intend to use to fund the purchase price for the pending acquisition described above under the heading “-Pending Acquisition” and repay outstanding borrowings under our revolving credit facility.

Our Credit Agreement

On July 8, 2014, we entered into a $500.0 million secured revolving credit agreement with Wells Fargo as the administrative agent, sole book runner and lead arranger. The credit agreement, which was amended August 15, 2014 to add additional lenders to the lending group, matures on July 8, 2019. The credit agreement was further amended on May 22, 2015 to, among other things, increase the borrowing base from $110.0 million to $175.0 million and to provide for certain restrictions on purchasing margin stock. On November 13, 2015, the borrowing base was increased from $175.0 million to $200.0 million. In connection with our spring 2016 redetermination, our borrowing base was set at $175.0 million due to a decline in pricing. As of June 30, 2016, we had $51.5 million in outstanding borrowings under the credit agreement, with a weighted average interest rate of 2.20%. As of July 22, 2016, we had $132.5 million in borrowings outstanding under the credit agreement, with a variable interest rate of 3.95%. The outstanding borrowings under the credit agreement were used to fund acquisitions. On August 5, 2016, we used a portion of the net proceeds from our August 2016 public offering to repay $78.0 million of the borrowings outstanding under our revolving credit facility.

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

Cash Flows

The following table presents our cash flows for the period indicated.

	Six Months Ended June 30,
	2016	2015

	(in thousands)
Cash Flow Data:
Net cash flows provided by operating activities	$30,001	$30,173
Net cash flows (used in) provided by investing activities	(11,319)	77
Net cash flows used in financing activities	(13,077)	(35,372)
Net increase (decrease) in cash	$5,605	$(5,122)

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

Investing Activities

Net cash used in investing activities was $11.3 million during the six months ended June 30, 2016 related to acquisitions of royalty interests.

Financing Activities

Net cash used in financing activities was $13.1 million and $35.4 million during the six months ended June 30, 2016 and 2015, respectively, primarily related to our distributions to our unitholders for our first quarter 2016 and 2015 distributions, after giving effect to $17.0 million of proceeds from borrowings under our credit facility for the six months ended June 30, 2016.

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

Credit Risk

We are subject to risk resulting from the concentration of royalty income in producing oil and natural gas interests and receivables with several significant purchasers. For the six months ended June 30, 2016, two purchasers accounted for more than 10% of our royalty income: Shell Trading (US) Company (65%) and RSP Permian LLC (27%). For the six months ended June 30, 2015, two purchasers accounted for more than 10% of our royalty income: Shell Trading (US) Company (71%) and RSP Permian LLC (23%). We do not require collateral and do not believe the loss of any single purchaser would materially impact our operating results, as crude oil and natural gas are fungible products with well-established markets and numerous purchasers.

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on our indebtedness under our credit agreement. The terms of our credit agreement provide for interest on borrowings at a floating rate equal to an alternative base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.5% and 3-month LIBOR plus 1.0%) or LIBOR, in each case plus the applicable margin. The applicable margin ranges from 0.50% to 1.50% in the case of the alternative base rate and from 1.50% to 2.50% in the case of LIBOR, in each case depending on the amount of the loan outstanding in relation to the borrowing base. We entered into this credit agreement on July 8, 2014, and as of June 30, 2016, we had $51.5 million in outstanding borrowings with a weighted average rate of 2.20%. An increase or decrease of 1% in the interest rate would have a corresponding decrease or increase in our interest expense of approximately $0.5 million based on the $51.5 million outstanding in the aggregate under our credit agreement on June 30, 2016.

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

As of June 30, 2016, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer of our general partner have concluded that as of June 30, 2016, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Due to the nature of our business, we are, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities. In the opinion of our management, none of the pending litigation, disputes or claims against us, if decided adversely, will have a material adverse effect on our financial condition, cash flows or results of operations. See Note 9. “Commitments and Contingencies–Litigation” to our financial statements.

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

10.1
Third Amendment, dated as of June 21, 2016, to the Credit Agreement, dated as of July 8, 2014, by and among Viper Energy Partners LP, as borrower, Viper Energy Partners LLC, as guarantor, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Partnership’s Current Report on Form 8-K (File No. 001-36505) filed June 27, 2016).

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

VIPER ENERGY PARTNERS LP

		By:	VIPER ENERGY PARTNERS GP LLC
its General Partner

Date:	August 9, 2016	By:	/s/ Travis D. Stice
Travis D. Stice
Chief Executive Officer

Date:	August 9, 2016	By:	/s/ Teresa L. Dick
Teresa L. Dick
Chief Financial Officer