Form 10-Q
period 2016-09-30
Viper Energy Partners LP
filed 2016-11-08
CIK 1602065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 3, 2016, 87,800,356 common limited partner units of the registrant were outstanding.

1

VIPER ENERGY PARTNERS LP
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2016

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

Reserves
The estimated remaining quantities of oil and natural gas and related substances anticipated to be economically producible, as of a given date, by application of development projects to known accumulations. In addition, there must exist, or there must be a reasonable expectation that there will exist, the legal right to produce or a revenue interest in the production, installed means of delivering oil and natural gas or related substances to the market and all permits and financing required to implement the project. Reserves are not assigned to adjacent reservoirs isolated by major, potentially sealing, faults until those reservoirs are penetrated and evaluated as economically producible. Reserves should not be assigned to areas that are clearly separated from a known accumulation by a non-productive reservoir (i.e., absence of reservoir, structurally low reservoir or negative test results). Such areas may contain prospective resources (i.e., potentially recoverable resources from undiscovered accumulations).

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

GLOSSARY OF CERTAIN OTHER TERMS
The following is a glossary of certain other terms that are used in this report:

Diamondback	Diamondback Energy, Inc., a Delaware corporation.
Exchange Act	The Securities Exchange Act of 1934, as amended.
GAAP	Accounting principles generally accepted in the United States.
General Partner	Viper Energy Partners GP LLC, a Delaware limited liability company, and the General Partner of the Partnership.
IPO	The Partnership’s initial public offering.
LTIP	Viper Energy Partners LP Long Term Incentive Plan.
Partnership	Viper Energy Partners LP, a Delaware limited partnership.
Partnership agreement	The first amended and restated agreement of limited partnership, dated June 23, 2014, entered into by the General Partner and Diamondback in connection with the closing of the IPO.
Predecessor	Viper Energy Partners LLC, a Delaware limited liability company, and a wholly owned subsidiary of the Partnership.
SEC	United States Securities and Exchange Commission.
Securities Act	The Securities Act of 1933, as amended.
Wells Fargo	Wells Fargo Bank, National Association.

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

Viper Energy Partners LP
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2016	2015

	(In thousands, except unit amounts)
Assets
Current assets:
Cash and cash equivalents	$7,758	$539
Restricted cash	500	500
Royalty income receivable	9,918	9,369
Other current assets	93	476
Total current assets	18,269	10,884
Property and equipment:
Oil and natural gas interests, full cost method of accounting ($199,401 and $85,329 excluded from depletion at September 30, 2016 and December 31, 2015, respectively)	692,816	554,992
Accumulated depletion and impairment	(140,613)	(71,659)
Oil and natural gas interests, net	552,203	483,333
Other assets	34,897	35,514
Total assets	$605,369	$529,731
Liabilities and Unitholders’ Equity
Current liabilities:
Accounts payable	$37	$1
Accounts payable—related party	—	4
Other accrued liabilities	1,753	82
Total current liabilities	1,790	87
Long-term debt	54,500	34,500
Total liabilities	56,290	34,587
Commitments and contingencies (Note 10)
Unitholders’ equity:
Common units (87,800,356 units issued and outstanding as of September 30, 2016 and 79,726,006 units issued and outstanding as of December 31, 2015)	549,079	495,144
Total unitholders’ equity	549,079	495,144
Total liabilities and unitholders’ equity	$605,369	$529,731

See accompanying notes to consolidated financial statements.

Viper Energy Partners LP
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands, except per unit amounts)
Operating income:
Royalty income	$19,992	$18,777	$50,914	$54,941
Lease bonus	5	—	309	—
Total operating income	19,997	18,777	51,223	54,941
Costs and expenses:
Production and ad valorem taxes	1,429	1,686	4,134	4,431
Gathering and transportation	70	167	247	167
Depletion	6,751	8,737	21,485	26,587
Impairment	—	—	47,469	—
General and administrative expenses	1,153	1,642	4,109	4,501
Total costs and expenses	9,403	12,232	77,444	35,686
Income (loss) from operations	10,594	6,545	(26,221)	19,255
Other income (expense):
Interest expense	(658)	(358)	(1,544)	(733)
Other income	266	168	612	960
Total other income (expense), net	(392)	(190)	(932)	227
Net income (loss)	$10,202	$6,355	$(27,153)	$19,482

Net income attributable to common limited partners per unit:
Basic and Diluted	$0.12	$0.08	$(0.33)	$0.24
Weighted average number of limited partner units outstanding:
Basic	84,996	79,721	81,496	79,713
Diluted	85,003	79,730	81,496	79,728

See accompanying notes to consolidated financial statements.

Viper Energy Partners LP
Statements of Consolidated Unitholders' Equity
(Unaudited)

	Limited Partners
	Common
	Units	Amount	Total
		(In thousands)
Balance at December 31, 2014	79,709	$535,351	$535,351
Unit-based compensation	17	2,956	2,956
Distributions to public	—	(6,113)	(6,113)
Distributions to Diamondback	—	(46,496)	(46,496)
Net income	—	19,482	19,482
Balance at September 30, 2015	79,726	$505,180	$505,180

Balance at December 31, 2015	79,726	$495,144	$495,144
Net proceeds from the issuance of common units - Public	6,050	94,380	94,380
Net proceeds from the issuance of common units - Diamondback	2,000	31,200	31,200
Offering Costs	—	(816)	(816)
Unit-based compensation	24	2,974	2,974
Distributions to public	—	(6,397)	(6,397)
Distributions to Diamondback	—	(40,253)	(40,253)
Net loss	—	(27,153)	(27,153)
Balance at September 30, 2016	87,800	$549,079	$549,079

See accompanying notes to consolidated financial statements.

Viper Energy Partners LP
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(27,153)	$19,482
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion	21,485	26,587
Impairment	47,469	—
Amortization of debt issuance costs	280	224
Non-cash unit-based compensation	2,974	2,956
Changes in operating assets and liabilities:
Royalty income receivable	(549)	(2,357)
Accounts payable—related party	(4)	—
Accounts payable and other accrued liabilities	1,707	53
Prepaid expenses and other current assets	345	(972)
Net cash provided by operating activities	46,554	45,973
Cash flows from investing activities:
Additions to oil and natural gas interests	—	71
Acquisition of royalty interests	(137,786)	(32,291)
Net cash used in investing activities	(137,786)	(32,220)
Cash flows from financing activities:
Proceeds from borrowings under credit facility	98,000	29,000
Repayment on credit facility	(78,000)	—
Debt issuance costs	(35)	(303)
Proceeds from public offerings	125,580	—
Public offering costs	(444)	—
Distributions to partners	(46,650)	(52,609)
Net cash provided by (used in) financing activities	98,451	(23,912)
Net increase (decrease) in cash	7,219	(10,159)
Cash and cash equivalents at beginning of period	539	15,110
Cash and cash equivalents at end of period	$7,758	$4,951

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest	$1,251	$495
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

As of September 30, 2016, Viper Energy Partners GP LLC (the “General Partner”), held a 100% non-economic general partner interest in the Partnership and Diamondback had an approximate 83% limited partner interest in the Partnership. Diamondback owns and controls the General Partner.

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

Viper Energy Partners LP
Notes to Financial Statements - (Continued)
(unaudited)

3.    ACQUISITIONS

On July 22, 2016, the Partnership acquired from an unrelated third party mineral interests underlying 7,487 gross (601 net royalty) acres in the Midland Basin, with approximately 300 BOE/d of estimated August 2016 net production, for $79.0 million.

In July 2016, the Partnership also acquired from unrelated third parties mineral interests underlying an additional 9,281 gross (152 net royalty) acres in the Permian Basin for an aggregate of $11.7 million.

The purchase price for each of the above described acquisitions was primarily funded with borrowings under the Partnership’s revolving credit facility.

On August 16, 2016, the Partnership acquired from an unrelated third party mineral interests in 650 gross (142 net royalty) acres in the Delaware Basin, with approximately 200 BOE/d of estimated August 2016 net production, for approximately $31.4 million, subject to post-closing adjustments. The Partnership used a portion of the net proceeds of its August 2016 public offering of common units to fund this acquisition.

4.    OIL AND NATURAL GAS INTERESTS

Oil and natural gas interests include the following:

	September 30,	December 31,
	2016	2015

	(in thousands)
Oil and natural gas interests:
Subject to depletion	$493,415	$469,663
Not subject to depletion-acquisition costs
Incurred in 2016	115,261	—
Incurred in 2015	38,750	39,693
Incurred in 2014	45,390	45,636
Total not subject to depletion	199,401	85,329
Gross oil and natural gas interests	692,816	554,992
Accumulated depletion and impairment	(140,613)	(71,659)
Oil and natural gas interests, net	$552,203	$483,333

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

As a result of the decline in prices, the Partnership recorded a non-cash impairment for the nine months ended September 30, 2016 of $47.5 million, which is included in accumulated depletion and impairment. There were no impairments recorded for the nine months ended September 30, 2015. The impairment charge affected the Partnership’s reported net loss but did not reduce its cash flow. In addition to commodity prices, the Partnership’s production rates, levels of proved reserves, future development costs, transfers of unevaluated properties and other factors will determine its actual ceiling test limitations and impairment analysis in future periods.

Viper Energy Partners LP
Notes to Financial Statements - (Continued)
(unaudited)

5.    DEBT

Credit Agreement-Wells Fargo Bank

On July 8, 2014, the Partnership entered into a secured revolving credit agreement with Wells Fargo, as the administrative agent, sole book runner and lead arranger. The credit agreement, which was amended August 15, 2014 to add additional lenders to the lending group, provides for a revolving credit facility in the maximum amount of $500.0 million, subject to scheduled semi-annual and other elective collateral borrowing base redeterminations based on the Partnership’s oil and natural gas reserves and other factors. The borrowing base is scheduled to be re-determined semi-annually with effective dates of April 1st and October 1st. In addition, the Partnership may request up to three additional redeterminations of the borrowing base during any 12-month period. As of September 30, 2016, the borrowing base was set at $175.0 million. On August 5, 2016, the Partnership repaid $78.0 million of its outstanding borrowings with a portion of the proceeds from the Partnership’s August 2016 public offering of common units and, as of September 30, 2016, the Partnership had $54.5 million outstanding under its credit agreement.

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

6.    RELATED PARTY TRANSACTIONS

Partnership Agreement

In connection with the closing of the IPO, the General Partner and Diamondback entered into the first amended and restated agreement of limited partnership, dated June 23, 2014 (the “Partnership Agreement”). The Partnership Agreement requires the Partnership to reimburse the General Partner for all direct and indirect expenses incurred or paid on the Partnership’s behalf and all other expenses allocable to the Partnership or otherwise incurred by the General Partner in connection with operating the Partnership’s business. The Partnership Agreement does not set a limit on the amount of expenses for which the General Partner and its affiliates may be reimbursed. These expenses include salary, bonus, incentive compensation and other amounts paid to

Viper Energy Partners LP
Notes to Financial Statements - (Continued)
(unaudited)

persons who perform services for the Partnership or on the Partnership’s behalf and expenses allocated to the General Partner by its affiliates. The General Partner is entitled to determine the expenses that are allocable to the Partnership. For the three and nine months ended September 30, 2016 and 2015, no expenses were allocated to the Partnership by the General Partner.

Advisory Services Agreement

In connection with the closing of the IPO, the Partnership and General Partner entered into an advisory services agreement with Wexford Capital LP (“Wexford”) dated as of June 23, 2014 (the “Advisory Services Agreement”), under which Wexford provides the Partnership and the General Partner with general financial and strategic advisory services related to the Partnership’s business in return for an annual fee of $0.5 million, plus reasonable out-of-pocket expenses. The Advisory Services Agreement has an initial term of two years commencing on June 23, 2014, and continues for additional one-year periods unless terminated in writing by either party at least ten days prior to the expiration of the then current term. It may be terminated at any time by either party upon 30 days prior written notice. In the event the Partnership terminates the Advisory Services Agreement, the Partnership is obligated to pay all amounts due through the remaining term. In addition, the Partnership has agreed to pay Wexford to-be-negotiated market-based fees approved by the conflict committee of the board of directors of the General Partner for such services as may be provided by Wexford at the Partnership’s request in connection with future acquisitions and divestitures, financings or other transactions in which the Partnership may be involved. The services provided by Wexford under the Advisory Services Agreement do not extend to the Partnership’s day-to-day business or operations. The Partnership has agreed to indemnify Wexford and its affiliates from any and all losses arising out of or in connection with the Advisory Services Agreement except for losses resulting from Wexford’s or its affiliates’ gross negligence or willful misconduct. For the three and nine months ended September 30, 2016, the Partnership did not pay any costs under the Advisory Services Agreement. For the three and nine months ended September 30, 2015, the Partnership paid costs of $0.1 million and $0.4 million, respectively, under the Advisory Services Agreement.

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

Lease Bonus

During the three months ended September 30, 2016, Diamondback paid the Partnership $5,000 in lease bonus payments to extend the term of two leases, reflecting an average bonus of $200 per acre. During the nine months ended September 30, 2016, Diamondback paid the Partnership $0.3 million in lease bonus payments to extend the term of six leases, reflecting an average bonus of $1,371 per acre.

7.    UNIT-BASED COMPENSATION

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

For the three and nine months ended September 30, 2016, the Partnership incurred $1.0 million and $3.0 million, respectively, of unit–based compensation.

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

The following table presents the phantom unit activity under the LTIP for the nine months ended September 30, 2016:

	Phantom Units	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2015	25,348	$16.89
Granted	21,696	$16.57
Vested	(24,350)	$17.27
Forfeited	(1,646)	$15.48
Unvested at September 30, 2016	21,048	$16.23

The aggregate fair value of phantom units that vested during the nine months ended September 30, 2016 was $0.4 million. As of September 30, 2016, the unrecognized compensation cost related to unvested phantom units was $0.3 million. Such cost is expected to be recognized over a weighted-average period of 1.7 years.

8.    PARTNERS’ CAPITAL AND PARTNERSHIP DISTRIBUTIONS

The Partnership has general partner and common unit partnership interests. The general partner interest is a non-economic interest and is not entitled to any cash distributions.

At September 30, 2016, the Partnership had a total of 87,800,356 common units issued and outstanding, of which 72,450,000 common units were owned by Diamondback, representing approximately 83% of the total Partnership common units outstanding.

The following table summarizes changes in the number of the Partnership’s common units:

Common Units
Balance at December 31, 2015	79,726,006
Common units issued in August 2016 public offering	8,050,000
Common units vested and issued under the LTIP	24,350
Balance at September 30, 2016	87,800,356

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

9.    EARNINGS PER UNIT

The net income per common unit on the consolidated statements of operations is based on the net income (loss) of the Partnership for the three and nine months ended September 30, 2016 and 2015, since this is the amount of net income (loss) that is attributable to the Partnership’s common units.

The Partnership’s net income (loss) is allocated wholly to the common units as the General Partner does not have an economic interest. Payments made to the Partnership’s unitholders are determined in relation to the cash distribution policy described in Note 8—Partners’ Capital and Partnership Distributions.

Basic net income per common unit is calculated by dividing net income (loss) by the weighted-average number of common units outstanding during the period. Diluted net income per common unit gives effect, when applicable, to unvested common units granted under the LTIP.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands, except per unit amounts)
Net income (loss) attributable to the period	$10,202	$6,355	$(27,153)	$19,482
Net income per common unit, basic	$0.12	$0.08	$(0.33)	$0.24
Net income per common unit, diluted	$0.12	$0.08	$(0.33)	$0.24
Weighted-average common units outstanding, basic	84,996	79,721	81,496	79,713
Weighted-average common units outstanding, diluted	85,003	79,730	81,496	79,728

For the three and nine months ended September 30, 2016, there were 1,514,069 common units and 1,583,376 common units, respectively, that were not included in the computation of diluted earnings per common unit because their inclusion would have been anti-dilutive for the periods presented but could potentially dilute basic earnings per common unit in future periods.

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

Litigation

The Partnership filed an action in October 2014 to recover $0.5 million held in escrow in connection with a purchase and sale agreement. The escrow agent interpleaded the funds, and the other parties to the agreement have filed a counterclaim to recover the escrow. Both sides also seek recovery of their attorneys’ fees. The case is expected to be scheduled for trial in the first quarter of 2017. It is not possible to predict the outcome with reasonable certainty, but the Partnership does not believe that an adverse outcome would have a material adverse effect on the Partnership’s financial statements and has not included a loss contingency reserve for this matter.

11.    SUBSEQUENT EVENTS

Cash Distribution

On October 25, 2016, the board of directors of the General Partner approved a cash distribution for the third quarter of 2016 of $0.207 per common unit, payable on November 18, 2016, to unitholders of record at the close of business on November 11, 2016.

The Partnership’s Credit Facility

In connection with the Partnership’s fall 2016 redetermination, the agent lender under the credit agreement has recommended that the Partnership’s borrowing base be increased to $275.0 million.

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

Overview

We are a publicly traded Delaware limited partnership formed by Diamondback on February 27, 2014 to, among other things, own, acquire and exploit oil and natural gas properties in North America. The Partnership is currently focused on oil and natural gas properties in the Permian Basin. As of September 30, 2016, our general partner held a 100% non-economic general partner interest in us, and Diamondback had an approximate 83% limited partner interest in us. Diamondback also owns and controls our general partner.

In August 2016, we completed an underwritten public offering of 8,050,000 common units, which included 1,050,000 common units issued pursuant to an option to purchase additional common units granted to the underwriter. In this offering, Diamondback purchased 2,000,000 common units from the underwriter at $15.60 per unit, which is the price per common unit paid by the underwriter to us. Following the August 2016 public offering, Diamondback had an approximate 83% limited partner interest in us. We received net proceeds from this offering of approximately $125.1 million, after deducting underwriting discounts and commissions and estimated offering expenses, which we used to fund the purchase price for the acquisition described below and repaid outstanding borrowings under our revolving credit facility.
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

The following table presents the breakdown of our royalty income for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Royalty income
Oil sales	90%	92%	91%	93%
Natural gas sales	4%	4%	4%	3%
Natural gas liquid sales	6%	4%	5%	4%
	100%	100%	100%	100%

As a result, our income is more sensitive to fluctuations in oil prices than is it to fluctuations in natural gas liquids or natural gas prices. Our income may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices. Oil, natural gas liquids and natural gas prices have historically been volatile.

During 2015, West Texas Intermediate posted prices ranged from $34.55 to $61.36 per Bbl and the Henry Hub spot market price of natural gas ranged from $1.63 to $3.32 per MMBtu. On September 30, 2016, the West Texas Intermediate posted price for crude oil was $47.72 per Bbl and the Henry Hub spot market price of natural gas was $2.84 per MMBtu. Lower prices may not only decrease our income, but also potentially the amount of oil and natural gas that our operators can produce economically. Lower oil and natural gas prices may also result in a reduction in the borrowing base under our credit agreement, which may be determined at the discretion of our lenders.

As a result of the significant decline in commodity prices, which resulted in a reduction of the discounted present value of our proved oil and natural gas reserves, we recorded a non-cash impairment to the book value of our oil and natural gas interests for the nine months ended September 30, 2016 of $47.5 million.

Production and Operational Update

Our average daily production during the third quarter of 2016 was 6,255 BOE/d (75% oil), and our operators received an average of $41.97 per Bbl of oil, $12.56 per Bbl of natural gas liquids and $2.39 per Mcf of natural gas, for an average realized price of $34.74 per BOE.

During the third quarter of 2016, the operators of our Spanish Trail mineral interests brought online 20 gross horizontal wells, consisting of 14 Lower Spraberry, three Wolfcamp A, two Wolfcamp B, and one Middle Spraberry well. As of September 30, 2016, there were approximately 20 horizontal wells in various stages of drilling or completion on this acreage. Additionally there is active development activity on our mineral acreage outside of Spanish Trail in Loving, Reeves, Midland, Howard and Glasscock counties, including acreage that was part of our recent acquisitions. As of September 30, 2016, we have 559 vertical wells and 163 horizontal wells producing on our acreage. There are approximately 95 undrilled permitted wells and five active rigs currently on our mineral acreage.

We declared a cash dividend for the third quarter of 2016 of $0.207 per common unit, payable on November 18, 2016, to unitholders of record at the close of business on November 11, 2016.

Recent Acquisitions

On July 22, 2016, we acquired from an unrelated third party mineral interests underlying 7,487 gross (601 net royalty) acres in the Midland Basin, with approximately 300 BOE/d of estimated August 2016 net production, for $79.0 million. Estimated net proved reserves, based on internal estimates as of July 1, 2016, were approximately 1.0 MMBOE. Our internal estimate of net proved reserves is based on our analysis of production data provided by the seller, as well as geologic and other data, and has not been reviewed by our independent petroleum engineers. We believe this acreage is prospective in the Wolfcamp A, Wolfcamp B, Lower Spraberry and Middle Spraberry horizons.

In July 2016, we also acquired from unrelated third parties mineral interests underlying an additional 9,281 gross (152 net royalty) acres in the Permian Basin for an aggregate of $11.7 million.

The purchase price for each of the above described recent acquisitions was primarily funded with borrowings under our revolving credit facility.

On August 16, 2016, we acquired from an unrelated third party mineral interests in 650 gross (142 net royalty) acres in the Delaware Basin, with approximately 200 BOE/d of estimated August 2016 net production, for approximately $31.4 million, subject to post-closing adjustments. Estimated net proved reserves, based on internal estimates as of August 1, 2016, were approximately 0.6 MMBOE. Our internal estimate of net proved reserves is based on our analysis of production data provided by the seller, as well as geologic and other data, and has not been reviewed by our independent petroleum engineers. We believe this acreage is prospective in the Wolfcamp, Bone Springs, Avalon Shale and Brushy Canyon horizons. We used a portion of the net proceeds of our August 2016 public offering of common units to fund the purchase price of this acquisition.

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

We are subject to the Texas margin tax. Any amounts related to operations for the period in 2014 prior to the closing of the IPO on June 23, 2014 was included in Diamondback’s unitary filing for this tax. Diamondback does not expect any Texas margin tax to be due for the nine months ended September 30, 2016 or 2015.

Results of Operations

The following table summarizes our revenue and expenses and production data for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(unaudited, in thousands, except production data)
Operating Results:
Operating income:
Royalty income	$19,992	$18,777	$50,914	$54,941
Lease bonus	5	—	309	—
Total operating income	19,997	18,777	51,223	54,941
Costs and expenses:
Production and ad valorem taxes	1,429	1,686	4,134	4,431
Gathering and transportation	70	167	247	167
Depletion	6,751	8,737	21,485	26,587
Impairment	—	—	47,469	—
General and administrative expenses	1,153	1,642	4,109	4,501
Total costs and expenses	9,403	12,232	77,444	35,686
Income (loss) from operations	10,594	6,545	(26,221)	19,255
Other income (expense):
Interest expense	(658)	(358)	(1,544)	(733)
Other income	266	168	612	960
Total other income (expense), net	(392)	(190)	(932)	227
Net income (loss)	$10,202	$6,355	$(27,153)	$19,482
Production Data:
Oil (Bbls)	430,732	391,757	1,236,003	1,085,993
Natural gas (Mcf)	315,030	316,323	1,008,745	775,445
Natural gas liquids (Bbls)	92,221	81,339	221,582	186,295
Combined volumes (BOE)	575,458	525,817	1,625,709	1,401,529
Daily combined volumes (BOE/d)	6,255	5,715	5,933	5,134
% Oil	75%	75%	76%	77%

Comparison of the Three Months Ended September 30, 2016 and 2015

Royalty Income

Our royalty income for the three months ended September 30, 2016 and 2015 was $20.0 million and $18.8 million, respectively. Our income is a function of oil, natural gas liquids and natural gas production volumes sold and average prices received for those volumes.

The following table summarizes the average amounts received by our operators for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016	2015
Oil	$41.97	$44.17
Natural Gas	$2.39	$2.43
Natural gas liquids	$12.56	$8.66

The decrease in average prices received during the three months ended September 30, 2016 was partially offset by a 9.4% increase in combined volumes sold by our operators as compared to the three months ended September 30, 2015.

	Change in prices	Production volumes(1)	Total net dollar effect of change
			(in thousands)
Effect of changes in price:
Oil	$(2.20)	430,732	$(947)
Natural gas liquids	3.90	92,221	360
Natural gas	(0.04)	315,030	(13)
Total income due to change in price			$(600)

	Change in production volumes(1)	Prior period average prices	Total net dollar effect of change
			(in thousands)
Effect of changes in production volumes:
Oil	38,975	$44.17	$1,718
Natural gas liquids	10,882	8.66	94
Natural gas	(1,293)	2.43	(3)
Total income due to change in production volumes			1,809
Total change in income			$1,209

(1)	Production volumes are presented in Bbls for oil and natural gas liquids and Mcf for natural gas.

General and Administrative Expenses

The general and administrative expenses primarily reflect costs associated with us being a publicly traded limited partnership, unit-based compensation, the amounts reimbursed to our general partner under our partnership agreement and amounts incurred under our advisory services agreement. For the three months ended September 30, 2016 and 2015, we incurred general and administrative expenses of $1.2 million and $1.6 million, respectively.

Net Interest Expense

The net interest expense for the three months ended September 30, 2016 and 2015 reflects the interest incurred under our credit agreement. Net interest expense for the three months ended September 30, 2016 and 2015 was $0.7 million and $0.4 million, respectively.

Comparison of the Nine Months Ended September 30, 2016 and 2015

Royalty Income

Our royalty income for the nine months ended September 30, 2016 and 2015 was $50.9 million and $54.9 million, respectively. Our income is a function of oil, natural gas liquids and natural gas production volumes sold and average prices received for those volumes.

The following table summarizes the average amounts received by our operators for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015
Oil	$37.64	$47.10
Natural Gas	$1.89	$2.39
Natural gas liquids	$11.25	$10.44

The decrease in average prices received during the nine months ended September 30, 2016 was partially offset by a 16.0% increase in combined volumes sold by our operators as compared to the nine months ended September 30, 2015.

	Change in prices	Production volumes(1)	Total net dollar effect of change
			(in thousands)
Effect of changes in price:
Oil	$(9.46)	1,236,003	$(11,693)
Natural gas liquids	0.81	221,582	179
Natural gas	(0.50)	1,008,745	(504)
Total income due to change in price			$(12,018)

	Change in production volumes(1)	Prior period average prices	Total net dollar effect of change
			(in thousands)
Effect of changes in production volumes:
Oil	150,010	$47.10	$7,065
Natural gas liquids	35,287	10.44	368
Natural gas	233,300	2.39	558
Total income due to change in production volumes			7,991
Total change in income			$(4,027)

(1)	Production volumes are presented in Bbls for oil and natural gas liquids and Mcf for natural gas.

Impairment

During the nine months ended September 30, 2016, we recorded an impairment of oil and natural gas interests of $47.5 million as a result of the significant decline in commodity prices, which resulted in a reduction of the discounted present value of our proved oil and natural gas reserves. We did not record an impairment during the same period in 2015.

General and Administrative Expenses

The general and administrative expenses primarily reflect costs associated with us being a publicly traded limited partnership, unit-based compensation, the amounts reimbursed to our general partner under our partnership agreement and amounts incurred under our advisory services agreement. For the nine months ended September 30, 2016 and 2015, we incurred general and administrative expenses of $4.1 million and $4.5 million, respectively.

Net Interest Expense

The net interest expense for the nine months ended September 30, 2016 and 2015 reflects the interest incurred under our credit agreement. Net interest expense for the nine months ended September 30, 2016 and 2015 was $1.5 million and $0.7 million, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Net income (loss)	$10,202	$6,355	$(27,153)	$19,482
Interest expense	658	358	1,544	733
Non-cash unit-based compensation expense	1,044	1,077	2,974	2,956
Depletion	6,751	8,737	21,485	26,587
Impairment	—	—	47,469	—
Adjusted EBITDA	$18,655	$16,527	$46,319	$49,758

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

On October 25, 2016, the board of directors of the General Partner approved a cash distribution for the third quarter of 2016 of $0.207 per common unit, payable on November 18, 2016, to unitholders of record at the close of business on November 11, 2016.

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

August 2016 Public Offering

In August 2016, we completed an underwritten public offering of 8,050,000 common units, which included 1,050,000 common units issued pursuant to an option to purchase additional common units granted to the underwriter. In this offering, Diamondback purchased 2,000,000 common units from the underwriter at the price per common unit paid by the underwriter to us. We received net proceeds from this offering of approximately $125.1 million, after deducting underwriting discounts and commissions and estimated offering expenses, which we used to fund the purchase price for the August acquisition described under the heading “–Production and Operational Update–Recent Acquisitions” and repaid outstanding borrowings under our revolving credit facility.

Our Credit Agreement

On July 8, 2014, we entered into a $500.0 million secured revolving credit agreement with Wells Fargo as the administrative agent, sole book runner and lead arranger. The credit agreement, which was amended August 15, 2014 to add additional lenders to the lending group, matures on July 8, 2019. The credit agreement was further amended on May 22, 2015 to, among other things, increase the borrowing base from $110.0 million to $175.0 million and to provide for certain restrictions on purchasing margin stock. On November 13, 2015, the borrowing base was increased from $175.0 million to $200.0 million. In connection with our spring 2016 redetermination, our borrowing base was set at $175.0 million due to a decline in pricing. On August 5, 2016, we repaid $78.0 million of our outstanding borrowings with a portion of the proceeds from our August 2016 public offering of common units and, as of September 30, 2016, we had $54.5 million in outstanding borrowings under the credit agreement, with a weighted average interest rate of 2.28%. In connection with our fall 2016 redetermination, the agent lender under the credit agreement has recommended that our borrowing base be increased to $275.0 million.

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

Cash Flows

The following table presents our cash flows for the period indicated.

	Nine Months Ended September 30,
	2016	2015

	(in thousands)
Cash Flow Data:
Net cash flows provided by operating activities	$46,554	$45,973
Net cash flows used in investing activities	(137,786)	(32,220)
Net cash flows provided by (used in) financing activities	98,451	(23,912)
Net increase (decrease) in cash	$7,219	$(10,159)

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

Investing Activities

Net cash used in investing activities was $137.8 million and $32.2 million during the nine months ended September 30, 2016 and 2015, respectively, related to acquisitions of royalty interests.

Financing Activities

Net cash provided by financing activities was $98.5 million during the nine months ended September 30, 2016, primarily related to $20.0 million of net borrowings under our revolving credit agreement and net proceeds of $125.1 million from our public offering of common units partially offset by $46.7 million of distributions to our unitholders during the period. Net cash used in financing activities was $23.9 million during the nine months ended September 30, 2015, primarily related to $52.6 million of distributions to our unitholders during that period, after giving effect to $29.0 million of proceeds from borrowings under our credit facility.

Contractual Obligations

There were no material changes in our contractual obligations and other commitments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Credit Risk

We are subject to risk resulting from the concentration of royalty income in producing oil and natural gas interests and receivables with several significant purchasers. For the nine months ended September 30, 2016, two purchasers accounted for more than 10% of our royalty income: Shell Trading (US) Company (63%) and RSP Permian LLC (28%). For the nine months ended September 30, 2015, two purchasers accounted for more than 10% of our royalty income: Shell Trading (US) Company (68%) and RSP Permian LLC (26%). We do not require collateral and do not believe the loss of any single purchaser would materially impact our operating results, as crude oil and natural gas are fungible products with well-established markets and numerous purchasers.

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on our indebtedness under our credit agreement. The terms of our credit agreement provide for interest on borrowings at a floating rate equal to an alternative base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.5% and 3-month LIBOR plus 1.0%) or LIBOR, in each case plus the applicable margin. The applicable margin ranges from 0.50% to 1.50% in the case of the alternative base rate and from 1.50% to 2.50% in the case of LIBOR, in each case depending on the amount of the loan outstanding in relation to the borrowing base. We entered into this credit agreement on July 8, 2014, and as of September 30, 2016, we had $54.5 million in outstanding borrowings with a weighted average rate of 2.28%. An increase or decrease of 1% in the interest rate would have a corresponding decrease or increase in our interest expense of approximately $0.5 million based on the $54.5 million outstanding in the aggregate under our credit agreement on September 30, 2016.

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

As of September 30, 2016, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer of our general partner have concluded that as of September 30, 2016, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Due to the nature of our business, we are, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities. In the opinion of our management, none of the pending litigation, disputes or claims against us, if decided adversely, will have a material adverse effect on our financial condition, cash flows or results of operations. See Note 10. “Commitments and Contingencies–Litigation” to our financial statements.

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

10.1
Fourth Amendment, dated as of October 28, 2016, to the Credit Agreement, dated as of July 8, 2014, by and among Viper Energy Partners LP, as borrower, Viper Energy Partners LLC, as guarantor, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Partnership’s Current Report on Form 8-K (File No. 001-36505) filed on November 3, 2016).

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

VIPER ENERGY PARTNERS LP

		By:	VIPER ENERGY PARTNERS GP LLC
its General Partner

Date:	November 8, 2016	By:	/s/ Travis D. Stice
Travis D. Stice
Chief Executive Officer

Date:	November 8, 2016	By:	/s/ Teresa L. Dick
Teresa L. Dick
Chief Financial Officer