Form 10-K
period 2016-12-31
Viper Energy Partners LP
filed 2017-02-15
CIK 1602065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common units held by non-affiliates was approximately $169,441,572 on June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, based on closing prices in the daily composite list for transactions on the NASDAQ Global Select Market on such date. As of February 13, 2017, 87,800,356 common limited partner units of the registrant were outstanding.
Documents Incorporated By Reference: None

VIPER ENERGY PARTNERS LP
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2016

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

Our Properties

As of December 31, 2016, our assets consisted of mineral interests underlying 107,568 gross (30,442 net) acres in the Permian Basin. Diamondback is the operator of approximately 41% of this acreage. As of December 31, 2016, there were 545 vertical wells and 190 horizontal wells producing on this acreage. Net production during the fourth quarter of 2016 was approximately 7,919 net BOE/d. In addition, there were 23 horizontal wells in various stages of completion. For the years ended December 31, 2016, 2015 and 2014, royalty revenue generated from these mineral interests was $78.8 million, $74.9 million and $77.8 million, respectively.

The estimated proved oil and natural gas reserves of our assets, as of December 31, 2016, were 31,435 MBOE based on a reserve report prepared by Ryder Scott, our independent reserve engineers. Of these reserves, approximately 58% were classified as proved developed producing reserves. PUD reserves included in this estimate were from 86 gross horizontal well locations. As of December 31, 2016, our proved reserves were approximately 68% oil, 18% natural gas liquids and 14% natural gas.

Our mineral interests entitle us to receive an average 5.95% royalty interest on an acreage weighted basis on all production from our approximately 107,568 gross acres with no additional future capital or operating expense required. The actual royalty percentage varies by lease and ranges from less than 1% to 25%. The average royalty percentage on a production basis can therefore vary over time depending on the relative amount of production from the various leases. In the Spanish Trail area of Midland County, Texas where the majority of the drilling activity has been, our average royalty interest on an acreage weighted basis is 20.4% in 16,551 gross acres and Diamondback is the operator of 61% of this acreage.

Based on Diamondback’s evaluation of applicable geologic and engineering data with respect to the approximate 41% of our mineral interests for which it is the operator, Diamondback had identified approximately 273 potential economic horizontal drilling locations in multiple horizons in the Spanish Trail area. We do not have potential (not involving proved reserves) drilling location information with respect to the portion of our properties not operated by Diamondback, although we believe that the portion of the Spanish Trail area in Midland County, Texas operated by others has very similar production characteristics to the portion operated by Diamondback. RSP Permian, Inc., or RSP Permian, is the operator of a majority of our properties in Spanish Trail that are not operated by Diamondback. As of December 31, 2016, RSP Permian had drilled 49 horizontal wells on this acreage,

43 of which were producing and six were in various stages of completion. Diamondback participated with RSP Permian in the drilling of 30 of these 49 horizontal wells on shared acreage subject to our mineral interests.

In addition to our mineral interests, we own a minor equity interest in an entity that owns mineral, overriding royalty, net profits, leasehold and other similar interests. The equity interest is so minor that we have no influence over partnership operating and financial policies and we account for it under the cost method.

Our Relationship with Diamondback

Diamondback owns and controls our general partner and, as of December 31, 2016, owned approximately 83% of our outstanding common units. Following our January 2017 underwritten public offering of common units, Diamondback had an approximate 74% limited partner interest in us. We believe that the properties held by Diamondback include properties that have, or with additional development will have, production and reserves characteristics that could make them attractive for inclusion in our partnership. We believe Diamondback’s significant ownership in us will motivate it to offer additional mineral and other interests in oil and natural gas properties to us in the future, although Diamondback has no obligation to do so and may elect to dispose of mineral and other interests in such properties without offering us the opportunities to acquire them.

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

Competitive Strengths

We believe that the following competitive strengths will allow us to successfully execute our business strategies and achieve our primary business objective:

•
Oil rich resource base in one of North America’s leading resource plays. All of the acreage underlying our mineral interests is located in one of the most prolific oil plays in North America, the Permian Basin in West Texas. The majority of our current properties are well positioned in the core of both the Midland and Delaware Basins. Production on our properties for the year ended December 31, 2016 was approximately 76% oil, 14% natural gas liquids and 10% natural gas. As of December 31, 2016, our estimated net proved reserves were comprised of approximately 68% oil, 18% natural gas liquids and 14% natural gas.

•
Multi-year drilling inventory in one of North America’s leading oil resource plays. Diamondback, as the operator of approximately 41% of our acreage, has advised us that it has identified a multi-year inventory of potential drilling locations for our oil-weighted reserves from the acreage underlying our mineral interests. At an assumed price of $50.00 per Bbl WTI, Diamondback had identified approximately 273 potential economic horizontal locations on the acreage Diamondback operates in its Spanish Trail area in Midland County, Texas, based on Diamondback’s evaluation of applicable geologic and engineering data. These locations have an average lateral length of approximately 8,300 feet, with the actual length depending on lease geometry and other considerations, and exist across most of the acreage and in multiple horizons. Of these potential economic locations, 106 are in the Wolfcamp B and Lower Spraberry horizons, with the remaining horizontal locations in the Wolfcamp A, Middle Spraberry, Clearfork and Cline horizons. Diamondback’s current potential horizontal location count is based on 660-foot spacing between wells in the Wolfcamp B horizon, 500-foot spacing in the Lower Spraberry horizon, 880-foot spacing in the Wolfcamp A and Middle Spraberry horizons, and 1,320-foot spacing in the Clearfork and Cline horizons. The ultimate inter-well spacing may vary from these distances due to different factors, which would result in a higher or lower location count. Based on horizontal wells drilled to date, Ryder Scott assigned gross reserves to PUD locations ranging from 620 MBOE for 7,500-foot laterals in the Wolfcamp B to 1,273 MBOE for 10,000-foot laterals in the Lower Spraberry. When normalized to 7,500-foot laterals, Ryder Scott assigned average PUD values of 609 MBOE for the Wolfcamp B horizon, 983 MBOE for the Lower Spraberry horizon, 630 MBOE for the Middle Spraberry and 789 MBOE for the Wolfcamp A horizon. These PUD locations, as assigned by Ryder Scott, are for direct offsets to producing wells. Based on various geologic and engineering parameters, we believe that the estimates assigned to these PUD locations are reasonable estimates for development locations on the remaining portion of our acreage. Additionally, we believe that there is similar potential for horizontal development on the portion of our acreage for which Diamondback is not the operator.

Oil and Natural Gas Data

Proved Reserves

Evaluation and Review of Reserves

Our historical reserve estimates as of December 31, 2016, 2015 and 2014 were prepared by Ryder Scott. A reserve audit is not the same as a financial audit and is less vigorous in nature than an independent reserve report where the independent reserve engineer determines the reserves on its own.

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

Under SEC rules, proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible–from a given date forward, from known reservoirs and under existing economic conditions, operating methods and government regulations–prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. If deterministic methods are used, the SEC has defined reasonable certainty for proved reserves as a “high degree of confidence that the quantities will be recovered.” All of our proved reserves as of December 31, 2016 were estimated using a deterministic method. The estimation of reserves involves two distinct determinations. The first determination results in the estimation of the quantities of recoverable oil and gas and the second determination results in the estimation of the uncertainty associated with those estimated quantities in accordance with the definitions established under SEC rules. The process of estimating the quantities of recoverable oil and gas reserves relies on the use of certain generally accepted analytical procedures. These analytical procedures fall into three broad categories or methods: (1) performance-based methods, (2) volumetric-based methods and (3) analogy. These methods may be used singularly or in combination by the reserve evaluator in the process of estimating the quantities of reserves. The proved reserves for our properties were estimated by performance methods, analogy or a combination of both methods. Approximately 87% of the proved producing reserves attributable to producing wells were estimated by performance methods. These performance methods include, but may not be limited to, decline curve analysis, which utilized extrapolations of available historical production and pressure data. The remaining 13% of the proved producing reserves were estimated by analogy, or a combination of performance and analogy methods. The analogy method was used where there were inadequate historical performance data to establish a definitive trend and where the use of production performance data as a basis for the reserve estimates was considered to be inappropriate. All proved developed non-producing and undeveloped reserves were estimated by the analogy method.

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

The following table presents our estimated net proved oil and natural gas reserves as of December 31, 2016, 2015 and 2014 based on the reserve reports prepared by Ryder Scott. Each reserve report has been prepared in accordance with the rules and regulations of the SEC. All of our proved reserves included in the reserve reports are located in the continental United States.

	December 31,
	2016	2015	2014
Estimated proved developed reserves:
Oil (Bbls)	12,332,000	9,700,000	6,951,892
Natural gas (Mcf)	15,933,000	13,739,050	10,377,401
Natural gas liquids (Bbls)	3,247,000	2,204,951	1,470,966
Total (BOE)	18,235,000	14,194,793	10,152,425
Estimated proved undeveloped reserves:
Oil (Bbls)	9,012,000	8,677,422	5,878,402
Natural gas (Mcf)	11,158,000	10,568,835	8,616,759
Natural gas liquids (Bbls)	2,329,000	1,711,005	1,042,742
Total (BOE)	13,200,000	12,149,900	8,357,271
Estimated Net Proved Reserves:
Oil (Bbls)	21,344,000	18,377,422	12,830,294
Natural gas (Mcf)	27,091,000	24,307,885	18,994,160
Natural gas liquids (Bbls)	5,576,000	3,915,956	2,513,708
Total (BOE)(1)	31,435,000	26,344,693	18,509,696
Percent proved developed	58.0%	53.9%	54.8%

(1)
Estimates of reserves as of December 31, 2016, 2015 and 2014 were prepared using an average price equal to the unweighted arithmetic average of hydrocarbon prices received on a field-by-field basis on the first day of each month within the 12-month periods ended December 31, 2016, 2015 and 2014, respectively, in accordance with SEC guidelines applicable to reserve estimates as of the end of such periods. Reserve estimates do not include any value for probable or possible reserves that may exist, nor do they include any value for undeveloped acreage. The reserve estimates represent our net revenue interest in our properties. Although we believe these estimates are reasonable, actual future production, cash flows, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from these estimates.

As of December 31, 2016, our proved developed reserves totaled 12,332 MBbls of oil, 15,933 MMcf of natural gas and 3,247 MBbls of natural gas liquids, for a total of 18,235 MBOE. Of the total proved developed reserves, 99% were producing and the remaining 1% was from a vertical well with behind–pipe reserves. Producing reserves were from 545 vertical wells and 190 horizontal wells, of which Diamondback was the operator of 278 vertical wells and 112 horizontal wells and RSP Permian was the operator of 98 vertical wells and 43 horizontal wells. The remaining 169 vertical wells and 35 horizontal wells were operated by various other companies. Of the total 735 producing wells, Diamondback had a working interest in 390 wells.

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

Proved Undeveloped Reserves

As of December 31, 2016, our proved undeveloped reserves totaled 9,012 MBbls of oil, 11,158 MMcf of natural gas and 2,329 MBbls of natural gas liquids, for a total of 13,200 MBOE. PUDs will be converted from undeveloped to developed as the applicable wells begin production. Our undeveloped reserves were from 86 horizontal wells, of which Diamondback is the operator of 66 horizontal wells and RSP Permian is the operator of 17 horizontal wells, with the remaining three horizontal wells operated by others. Diamondback also had a non-operated working interest in six of the horizontal wells that are operated by RSP Permian.

Of the horizontal locations, 19 are Wolfcamp B wells, 45 are Lower Spraberry wells, three are Middle Spraberry wells, 16 are Wolfcamp A wells and three are Bone Spring or Wolfcamp in the Delaware Basin.

All of our PUD drilling locations are scheduled to be drilled within five years from the date they were initially recorded. As of December 31, 2016, less than 1.0% of our total proved reserves were classified as proved developed non-producing.

Changes in PUDs that occurred during 2016 were primarily due to:

•
additions of 4,520 MBOE, primarily from 32 horizontal well locations, 16 in the Wolfcamp interval and 16 in Spraberry and Bone Spring intervals, attributable to extensions resulting from strategic drilling of wells to delineate our acreage position;

•	downgrade of PUDs into probable category of 206 MBOE for two short lateral horizontal wells that are not expected to be drilled due to the lower price environment;

•	the conversion of approximately 2,962 MBOE attributable to PUDs into proved developed reserves; and

•	negative revisions of approximately 302 MBOE in PUDs primarily due to lower product pricing.

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

	Year Ended December 31,
	2016	2015	2014
Production Data:
Oil (Bbls)	1,777,922	1,555,493	856,541
Natural gas (Mcf)	1,490,382	1,128,605	648,808
Natural gas liquids (Bbl)	327,899	238,716	144,074
Combined volumes (BOE)	2,354,218	1,982,310	1,108,750
Daily combined volumes (BOE/d)	6,432	5,431	3,038
Average Prices:
Oil (per Bbl)	$40.23	$44.75	$82.98
Natural gas (per Mcf)	2.08	2.36	4.18
Natural gas liquids (per Bbl)	12.84	10.85	27.59
Combined (per BOE)	33.49	37.76	70.14

Productive Wells

As of December 31, 2016, our operators owned a working interest in 735 productive wells located on the acreage in which we have a mineral interest. Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities.

Acreage

The following table sets forth information as of December 31, 2016 relating to the gross and net acreage of our mineral interests:

Basin	Gross Acreage	Net Acreage
Permian	107,568	30,442

Our net interest in production from our mineral interests is based on lease royalty terms which vary from property to property. Our interest in the majority of these properties is perpetual in nature, however approximately 33% of the net royalty acreage consists of over-riding royalty interests which may be subject to expiration. Net royalty acres are defined as gross acreage multiplied by the average royalty interest.

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

Environmental Matters

Oil and natural gas exploration, development and production operations are subject to stringent laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Numerous federal, state and local governmental agencies, such as the EPA, issue regulations that often require difficult and costly compliance measures that carry substantial administrative, civil and criminal penalties and may result in injunctive obligations for non-compliance. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit construction or drilling activities on certain lands lying within wilderness, wetlands, ecologically or seismically sensitive areas, and other protected areas, require action to prevent or remediate pollution from current or former operations, such as plugging abandoned wells or closing pits, result in the suspension or revocation of necessary permits, licenses and authorizations, require that additional pollution controls be installed and impose substantial liabilities for pollution resulting from operations. Liability under such laws and regulations is often strict (i.e., no showing of “fault” is required) and can be joint and several. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances, hydrocarbons or other waste products into the environment. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent and costly pollution control or waste handling, storage, transport, disposal or cleanup requirements could materially adversely affect our business and prospects.

Waste Handling

The Resource Conservation and Recovery Act, as amended, and comparable state statutes and regulations promulgated thereunder, affect oil and natural gas exploration, development and production activities by imposing requirements regarding the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. With federal approval, the individual states administer some or all of the provisions of the Resource Conservation and Recovery Act, sometimes in conjunction with their own, more stringent requirements. Although most wastes associated with the exploration, development and production of crude oil and natural gas are exempt from regulation as hazardous wastes under the Resource Conservation and Recovery Act, such wastes may constitute “solid wastes” that are subject to the less stringent non-hazardous waste requirements. Moreover, the EPA or state or local governments may adopt more stringent requirements for the handling of non-hazardous wastes or categorize some non-hazardous wastes as hazardous for future regulation. Indeed, legislation has been proposed from time to time in Congress to re-categorize certain oil and natural gas exploration, development and production wastes as “hazardous wastes.” Also, in December 2016, the EPA agreed in a consent decree to review its regulation of oil and gas waste. It has until March 2019 to determine whether any revisions are necessary. Any such changes in the laws and regulations could have a material adverse effect on our capital expenditures and operating expenses.

Administrative, civil and criminal penalties can be imposed for failure to comply with waste handling requirements. Any legislative or regulatory reclassification of oil and natural gas exploration and production wastes could increase the costs to manage and dispose of wastes.

Remediation of Hazardous Substances

The Comprehensive Environmental Response, Compensation and Liability Act, as amended, which we refer to as CERCLA or the “Superfund” law, and analogous state laws, generally impose liability, without regard to fault or legality of the original conduct, on classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment. These persons include the current owner or operator of a contaminated facility, a former owner or operator of the facility at the time of contamination, and those persons that disposed or arranged for the disposal of the hazardous substance at the facility. Under CERCLA and comparable state statutes, persons deemed “responsible parties” are subject to strict liability that, in some circumstances, may be joint and several for the costs of removing or remediating previously disposed wastes (including wastes disposed of or released by prior owners or operators) or property contamination (including groundwater contamination), for damages to natural resources and for the costs of certain health studies. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. In the course of our operations, we use materials that, if released, would be subject to CERCLA and comparable state statutes. Therefore, governmental agencies or third parties may seek to hold us responsible under CERCLA and comparable state statutes for all or part of the costs to clean up sites at which such “hazardous substances” have been released.

Water Discharges

The Federal Water Pollution Control Act of 1972, as amended, also known as the “Clean Water Act,” the Safe Drinking Water Act, the Oil Pollution Act and analogous state laws and regulations promulgated thereunder impose restrictions and strict controls regarding the unauthorized discharge of pollutants, including produced waters and other gas and oil wastes, into navigable waters of the United States, as well as state waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the state. Spill prevention, control and countermeasure plan requirements under federal law require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak. The Clean Water Act and regulations implemented thereunder also prohibit the discharge of dredge and fill material into regulated waters, including jurisdictional wetlands, unless authorized by an appropriately issued permit. The EPA has also adopted regulations requiring certain oil and natural gas exploration and production facilities to obtain individual permits or coverage under general permits for storm water discharges. In addition, on June 28, 2016, the EPA published a final rule prohibiting the discharge of wastewater from onshore unconventional oil and gas extraction facilities to publicly owned wastewater treatment plants, which regulations are discussed in more detail below under the caption “–Regulation of Hydraulic Fracturing.” Costs may be associated with the treatment of wastewater or developing and implementing storm water pollution prevention plans, as well as for monitoring and sampling the storm water runoff from certain of our facilities. Some states also maintain groundwater protection programs that require permits for discharges or operations that may impact groundwater conditions.

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

Non-compliance with the Clean Water Act or the Oil Pollution Act may result in substantial administrative, civil and criminal penalties, as well as injunctive obligations.

Air Emissions

The federal Clean Air Act, as amended, and comparable state laws and regulations, regulate emissions of various air pollutants through the issuance of permits and the imposition of other requirements. The EPA has developed, and continues to develop, stringent regulations governing emissions of air pollutants at specified sources. New facilities may be required to obtain permits before work can begin, and existing facilities may be required to obtain additional permits and incur capital costs in order to remain in compliance. For example, on August 16, 2012, the EPA published final regulations under the federal Clean Air Act that establish new emission controls for oil and natural gas production and processing operations, which regulations are discussed in more detail below in “–Regulation of Hydraulic Fracturing.” Also, on May 12, 2016, the EPA issued a final rule regarding the criteria for aggregating multiple small surface sites into a single source for air-quality permitting purposes applicable to the oil and gas industry. This rule could cause small facilities, on an aggregate basis, to be deemed a major source, thereby triggering more stringent air permitting processes and requirements. These laws and regulations may increase the costs of compliance for some facilities we own or operate, and federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the federal Clean Air Act and associated state laws and regulations. Obtaining or renewing permits has the potential to delay the development of oil and natural gas projects.

Climate Change

In December 2009, the EPA issued an Endangerment Finding that determined that emissions of carbon dioxide, methane and other greenhouse gases present an endangerment to public health and the environment because, according to the EPA, emissions of such gases contribute to warming of the earth’s atmosphere and other climatic changes. In May 2010, the EPA adopted regulations establishing new greenhouse gas emissions thresholds that determine when stationary sources must obtain permits under the Prevention of Significant Deterioration, or PSD, and Title V programs of the Clean Air Act. On June 23, 2014, in Utility Air Regulatory Group v. EPA, the Supreme Court held that stationary sources could not become subject to PSD or Title V permitting solely by reason of their greenhouse gas emissions. The Court ruled, however, that the EPA may require installation of best available control technology for greenhouse gas emissions at sources otherwise subject to the PSD and Title V programs. On August 26, 2016, the EPA proposed changes needed to bring the EPA’s air permitting regulations in line with the Supreme Court’s decision on greenhouse gas permitting. The proposed rule was published in the Federal Register on October 3, 2016 and the public comment period closed on December 2, 2016.

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

The EPA has continued to adopt greenhouse gas regulations applicable to other industries, such as its August 2015 adoption of three separate, but related, actions to address carbon dioxide pollution from power plants, including final Carbon Pollution Standards for new, modified and reconstructed power plants, a final Clean Power Plan to cut carbon dioxide pollution from existing power plants, and a proposed federal plan to implement the Clean Power Plan emission guidelines. Upon publication of the Clean Power Plan on October 23, 2015, more than two dozen states as well as industry and labor groups challenged the Clean Power Plan in the D.C. Circuit Court of Appeals. On February 9, 2016, the Supreme Court stayed the implementation of the Clean Power Plan while legal challenges to the rule proceed. As a result of this continued regulatory focus, future greenhouse gas regulations of the oil and gas industry remain a possibility. In addition, the U.S. Congress has from time to time considered adopting legislation to reduce emissions of greenhouse gases and almost one-half of the states have already taken legal measures to reduce emissions of greenhouse gases primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. Although the U.S. Congress has not adopted such legislation at this time, it may do so in the future and many states continue to pursue regulations to reduce greenhouse gas emissions.

In December 2015, the United States participated in the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France. The resulting Paris Agreement calls for the parties to undertake “ambitious efforts” to limit the average global temperature, and to conserve and enhance sinks and reservoirs of greenhouse gases. The Agreement went into effect on November 4, 2016. The Agreement establishes a framework for the parties to cooperate and report actions to reduce greenhouse gas emissions. Also, on June 29, 2016, the leaders of the United States, Canada and Mexico announced an Action Plan to, among other things, boost clean energy, improve energy efficiency, and reduce greenhouse gas emissions. The Action Plan specifically calls for a reduction in methane emissions from the oil and gas sector by 40% to 45% by 2025.

Restrictions on emissions of methane or carbon dioxide that may be imposed could adversely affect the oil and natural gas industry. At this time, it is not possible to accurately estimate how potential future laws or regulations addressing greenhouse gas emissions would impact our business. It also remains unclear whether and how the results of the 2016 U.S. election could impact the regulation of greenhouse gas emissions at the federal and state level.

In addition, claims have been made against certain energy companies alleging that greenhouse gas emissions from oil and natural gas operations constitute a public nuisance under federal and/or state common law. As a result, private individuals may seek to enforce environmental laws and regulations against us and could allege personal injury or property damages. While our business is not a party to any such litigation, we could be named in actions making similar allegations. An unfavorable ruling in any such case could significantly impact our operations and could have an adverse impact on our financial condition.

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

Regulation of Hydraulic Fracturing

Hydraulic fracturing is an important common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations, including shales. The process, which involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production, is typically regulated by state oil and natural gas commissions. However, legislation has been proposed in recent sessions of Congress to amend the Safe Drinking Water Act to repeal the exemption for hydraulic fracturing from the definition of “underground injection,” to require federal permitting and regulatory control of hydraulic fracturing, and to require disclosure of the chemical constituents of the fluids used in the fracturing process. Furthermore, several federal agencies have asserted regulatory authority over certain aspects of the process. For example, the EPA has recently taken the position that hydraulic fracturing with fluids containing diesel fuel is subject to regulation under the Underground Injection Control program, specifically as “Class II” Underground Injection Control wells under the Safe Drinking Water Act.

In addition, the EPA plans to develop a Notice of Proposed Rulemaking by June 2018, which would describe a proposed mechanism - regulatory, voluntary, or a combination of both - to collect data on hydraulic fracturing chemical substances and mixtures. Also, on June 28, 2016, the EPA published a final rule prohibiting the discharge of wastewater from onshore unconventional oil and gas extraction facilities to publicly owned wastewater treatment plants. The EPA is also conducting a study of private wastewater treatment facilities (also known as centralized waste treatment, or CWT, facilities) accepting oil and gas extraction wastewater. The EPA is collecting data and information related to the extent to which CWT facilities accept such wastewater, available treatment technologies (and their associated costs), discharge characteristics, financial characteristics of CWT facilities, and the environmental impacts of discharges from CWT facilities.

On August 16, 2012, the EPA published final regulations under the federal Clean Air Act that establish new air emission controls for oil and natural gas production and natural gas processing operations. Specifically, the EPA’s rule package includes New Source Performance standards to address emissions of sulfur dioxide and volatile organic compounds and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. The final rule seeks to achieve a 95% reduction in volatile organic compounds emitted by requiring the use of reduced emission completions or “green completions” on all hydraulically-fractured wells constructed or refractured after January 1, 2015. The rules also establish specific new requirements regarding emissions from compressors, controllers, dehydrators, storage tanks and other production equipment. The EPA received numerous requests for reconsideration of these rules from both industry and the environmental community, and court challenges to the rules were also filed. In response, the EPA has issued, and will likely continue to issue, revised rules responsive to some of the requests for reconsideration. In particular, on May 12, 2016, the EPA amended its regulations to impose new standards for methane and volatile organic compounds emissions for certain new, modified, and reconstructed equipment, processes, and activities across the oil and natural gas sector. On the same day, the EPA finalized a plan to implement its minor new source review program in Indian country for oil and natural gas production, and it issued for public comment an information request that will require companies to provide extensive information instrumental for the development of regulations to reduce methane emissions from existing oil and gas sources. These standards, as well as any future laws and their implementing regulations, may require us to obtain pre-approval for the expansion or modification of existing facilities or the construction of new facilities expected to produce air emissions, impose stringent air permit requirements, or mandate the use of specific equipment or technologies to control emissions. We cannot predict the final regulatory requirements or the cost to comply with such requirements with any certainty.

Furthermore, there are certain governmental reviews either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices. The EPA is currently evaluating the potential impacts of hydraulic fracturing on drinking water resources. On December 13, 2016, the EPA released a study examining the potential for hydraulic fracturing activities to impact drinking water resources, finding that, under some circumstances, the use of water in hydraulic fracturing activities can impact drinking water resources. Also, on February 6, 2015, the EPA released a report with findings and recommendations related to public concern about induced seismic activity from disposal wells. The report recommends strategies for managing and minimizing the potential for significant injection-induced seismic events. Other governmental agencies, including the U.S. Department of Energy, the U.S. Geological Survey, and the U.S. Government Accountability Office, have evaluated or are evaluating various other aspects of hydraulic fracturing. These ongoing or proposed studies could spur initiatives to further regulate hydraulic fracturing, and could ultimately make it more difficult or costly for us to perform fracturing and increase our costs of compliance and doing business.

Several states, including Texas, have adopted, or are considering adopting, regulations that could restrict or prohibit hydraulic fracturing in certain circumstances, impose more stringent operating standards and/or require the disclosure of the composition of hydraulic fracturing fluids. The Texas Legislature adopted legislation, effective September 1, 2011, requiring oil and gas operators to publicly disclose the chemicals used in the hydraulic fracturing process. The Texas Railroad Commission adopted rules and regulations implementing this legislation that apply to all wells for which the Texas Railroad Commission issues an initial drilling permit after February 1, 2012. The law requires that the well operator disclose the list of chemical ingredients subject to the requirements of OSHA for disclosure on an internet website and also file the list of chemicals with the Texas Railroad Commission with the well completion report. The total volume of water used to hydraulically fracture a well must also be disclosed to the public and filed with the Texas Railroad Commission. Also, in May 2013, the Texas Railroad Commission adopted rules governing well casing, cementing and other standards for ensuring that hydraulic fracturing operations do not contaminate nearby water resources. The rules took effect in January 2014. Additionally, on October 28, 2014, the Texas Railroad Commission adopted disposal well rule amendments designed, among other things, to require applicants for new disposal wells that will receive non-hazardous produced water and hydraulic fracturing flowback fluid to conduct seismic activity searches utilizing the U.S. Geological Survey. The searches are intended to determine the potential for earthquakes within a circular area of 100 square miles around a proposed new disposal well. The disposal well rule amendments, which became effective on November 17, 2014, also clarify the Texas Railroad Commission’s authority to modify, suspend or terminate a disposal well permit if scientific data indicates a disposal well is likely to contribute to seismic activity. The Texas Railroad Commission has used this authority to deny permits for waste disposal wells.

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

As of December 31, 2016, Diamondback had 158 full-time employees. None of Diamondback’s employees are represented by labor unions or covered by any collective bargaining agreements. Diamondback also hires independent contractors and consultants involved in land, technical, regulatory and other disciplines to assist its full time employees. Please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes, each of which is included elsewhere in this Annual Report.

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

These factors and the volatility of the energy markets make it extremely difficult to predict future oil and natural gas price movements with any certainty. During the past five years, the posted price for West Texas intermediate light sweet crude oil, which we refer to as West Texas Intermediate or WTI, has ranged from a low of $26.19 per barrel, or Bbl, in February 2016 to a high of $110.62 per Bbl in September 2013. The Henry Hub spot market price of natural gas has ranged from a low of $1.49 per MMBtu in March 2016 to a high of $8.15 per MMBtu in February 2014. During 2016, WTI prices ranged from $26.19 to $54.01 per Bbl and the Henry Hub spot market price of natural gas ranged from $1.49 to $3.80 per MMBtu. On January 31, 2017, the WTI posted price for crude oil was $52.75 per Bbl and the Henry Hub spot market price of natural gas was $3.00 per MMBtu. If the prices of oil and natural gas continue at current levels and are not offset by increased production, or further decline, our operations, financial condition, cash available for distribution and level of expenditures for the development of oil and natural gas reserves may be materially and adversely affected. Lower oil and natural gas prices may also result in a reduction in the borrowing base under our credit agreement, which may be determined at the discretion of our lenders.

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

Substantially all of our assets are mineral interests from which we derive royalty income. For the year ended December 31, 2016, we received approximately 65% and 32% of our royalty revenue from Diamondback and RSP Permian, respectively. The failure of Diamondback or RSP Permian to adequately or efficiently perform operations or an operator’s failure to act in ways that are in our best interests could reduce production and revenues. Further, none of the operators of our properties are obligated to undertake any development activities, so any development and production activities will be subject to their reasonable discretion. Due to the current commodity price environment, both Diamondback and RSP Permian have expressed an intent to drill and complete fewer wells on our acreage than we previously anticipated. The level, success and timing of drilling and development activities on our properties, and whether the operators elect to drill any additional wells on our acreage, depends on a number of factors that will be largely outside of our control, including:

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

Approximately 42% of our total estimated proved reserves as of December 31, 2016 were proved undeveloped reserves and may not be ultimately developed or produced. Recovery of proved undeveloped reserves requires significant capital expenditures and successful drilling operations. The reserve data included in the reserve reports of our independent petroleum engineers assume that substantial capital expenditures are required to develop such reserves. We cannot be certain that the estimated costs of the development of these reserves are accurate, that development will occur as scheduled or that the results of such development will be as estimated. Delays in the development of our reserves, increases in costs to drill and develop such reserves, or further decreases in commodity prices will reduce the future net revenues of our estimated proved undeveloped reserves and may result in some projects becoming uneconomical. In addition, delays in the development of reserves could force us to reclassify certain of our proved reserves as unproved reserves.

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

All of our producing properties are currently geographically concentrated in the Permian Basin of West Texas. As a result of this concentration, we may be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in this area caused by governmental regulation, processing or transportation capacity constraints, availability of equipment, facilities, personnel or services market limitations or interruption of the processing or transportation of crude oil, natural gas or natural gas liquids. In addition, the effect of fluctuations on supply and demand may become more pronounced within specific geographic oil and natural gas producing areas such as the Permian Basin, which may cause these conditions to occur with greater frequency or magnify the effects of these conditions. Due to the concentrated nature of our portfolio of properties, a number of our properties could experience any of the same conditions at the same time, resulting in a relatively greater impact on our results of operations than they might have on other companies that have a more diversified portfolio of properties. Such delays or interruptions could have a material adverse effect on our financial condition and results of operations.

In addition to the geographic concentration of our producing properties described above, as of December 31, 2016, all of our proved reserves were attributable to the Wolfberry play in the Midland Basin. This concentration of assets within a small number of producing horizons exposes us to additional risks, such as changes in field-wide rules and regulations that could cause us to permanently or temporarily shut-in all of our wells within a field.

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

Project areas on our properties are in various stages of development, ranging from project areas with current drilling or production activity to project areas that have limited drilling or production history. During the year ended December 31, 2016, Diamondback, which is the operator for approximately 41% of the acreage associated with our properties, drilled a total of 42 gross wells and participated in 11 additional gross non-operated wells, of which 25 wells were completed as producing wells and 28 wells were in various stages of completion. If the wells in the process of being completed do not produce sufficient revenues or if dry holes are drilled, our financial condition, results of operations and cash available for distribution may be materially affected.

Our method of accounting for investments in oil and natural gas properties resulted in impairments of asset value for the years ended December 31, 2016 and 2015 and may result in further impairments in future periods.

We account for our oil and natural gas producing activities using the full cost method of accounting. Accordingly, all costs incurred in the acquisition, exploration and development of proved oil and natural gas properties, including the costs of abandoned properties, dry holes, geophysical costs and annual lease rentals are capitalized. All general and administrative corporate costs unrelated to drilling activities are expensed as incurred. Sales or other dispositions of oil and natural gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded unless the ratio of cost to proved reserves would significantly change. Depletion of evaluated oil and natural gas properties is computed on the units of production method, whereby capitalized costs plus estimated future development costs are amortized over total proved reserves. The average depletion rate per barrel equivalent unit of production was $12.67, $17.88 and $24.89 for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Impairments on proved oil and natural gas properties of $47.5 million and $3.4 million were recorded for the years ended December 31, 2016 and 2015, respectively. No impairment on proved oil and natural gas properties was recorded for the year ended December 31, 2014. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates–Method of Accounting for Oil and Natural Gas Properties.” If prices of oil, natural gas and natural gas liquids continue to decline, we may be required to further write down the value of our oil and natural gas properties, which could negatively affect our results of operations.

Our estimated reserves are based on many assumptions that may turn out to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.

Oil and natural gas reserve engineering is not an exact science and requires subjective estimates of underground accumulations of oil and natural gas and assumptions concerning future oil and natural gas prices, production levels, ultimate recoveries and operating and development costs. As a result, estimated quantities of proved reserves, projections of future production rates and the timing of development expenditures may be incorrect. Our historical estimates of proved reserves and related valuations as of December 31, 2016, 2015 and 2014, were prepared by Ryder Scott, an independent petroleum engineering firm, which conducted a well-by-well review of all our properties for the period covered by its reserve report using information provided by us. Over time, we may make material changes to reserve estimates taking into account the results of actual drilling, testing and production. Also, certain assumptions regarding future oil and natural gas prices, production levels and operating and development costs may prove incorrect. Any significant variance from these assumptions to actual figures could greatly affect our estimates of reserves, the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, the classifications of reserves based on risk of recovery and estimates of future net cash flows. A substantial portion of our reserve estimates are made without the benefit of a lengthy production history, which are less reliable than estimates based on a lengthy production history. Numerous changes over time to the assumptions on which our reserve estimates are based, as described above, often result in the actual quantities of oil and natural gas that we ultimately recover being different from our reserve estimates. Reserve estimates do not include any value for probable or possible reserves that may exist, nor do they include any value for unproved undeveloped acreage.

The estimates of reserves as of December 31, 2016, 2015 and 2014 were prepared using an average price equal to the unweighted arithmetic average of hydrocarbon prices received on a field-by-field basis on the first day of each month within the 12-month periods ended December 31, 2016, 2015 and 2014, respectively, in accordance with the SEC guidelines applicable to reserve estimates for such period. Commodity prices have deteriorated significantly since that time and, accordingly, using more recent prices in estimating our proved reserves, without giving effect to any acquisition activities we have executed during 2017, would result in a reduction in proved reserve volumes due to economic limits.

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

Risks Related to Operators and Other Working Interest Owners

The following describes risks that may directly affect our business and operations to the extent we elect in the future to engage in the exploration, development and production of oil and natural gas properties. In addition, any operators of our properties, including our current operators, are subject to the risks and uncertainties described below, and, as the owner of mineral interests, we are indirectly exposed to the same risks and uncertainties. For purposes of this section, where applicable, references to “we,” “us” and “our” refer to Viper Energy Partners LP to the extent the partnership were to acquire working interests in the future, as well as to any operators of our properties, including the current operators.

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

To the extent we acquire working interests in the future, our ability to drill and develop identified potential drilling locations will depend on a number of uncertainties, including the availability of capital, construction of infrastructure, regulatory changes and approvals, costs, drilling results, the availability of water and weather conditions. Further, identified potential drilling locations are typically in various stages of evaluation, ranging from locations that are ready to drill to locations that will require substantial additional interpretation. We will not be able to predict in advance of drilling and testing whether any particular drilling location will yield oil or natural gas in sufficient quantities to recover drilling or completion costs or to be economically viable or whether wells drilled on different spacing assumptions will produce at materially different rates. The use of technologies and the study of producing fields in the same area will not enable us to know conclusively prior to drilling whether oil or natural gas will be present or, if present, whether oil or natural gas will be present in sufficient quantities to be economically viable. Even if sufficient amounts of oil or natural gas exist, we may damage the potentially productive hydrocarbon bearing formation or experience mechanical difficulties while drilling or completing the well, possibly resulting in a reduction in production from the well or abandonment of the well. If we drill wells that we identify as dry holes in current and future drilling locations, our drilling success rate may decline and materially harm our business.

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

Hydraulic fracturing is an important common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations, including shales. The process, which involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production, is typically regulated by state oil and natural gas commissions. However, legislation has been proposed in recent sessions of Congress to amend the Safe Drinking Water Act to repeal the exemption for hydraulic fracturing from the definition of “underground injection,” to require federal permitting and regulatory control of hydraulic fracturing, and to require disclosure of the chemical constituents of the fluids used in the fracturing process. Furthermore, several federal agencies have asserted regulatory authority over certain aspects of the process. For example, the EPA has recently taken the position that hydraulic fracturing with fluids containing diesel fuel is subject to regulation under the Underground Injection Control program, specifically as “Class II” Underground Injection Control wells under the Safe Drinking Water Act.

In addition, the EPA plans to develop a Notice of Proposed Rulemaking by June 2018, which would describe a proposed mechanism - regulatory, voluntary, or a combination of both - to collect data on hydraulic fracturing chemical substances and mixtures. Also, on June 28, 2016, the EPA published a final rule prohibiting the discharge of wastewater from onshore unconventional oil and gas extraction facilities to publicly owned wastewater treatment plants. The EPA is also conducting a study of private wastewater treatment facilities (also known as centralized waste treatment, or CWT, facilities) accepting oil and gas extraction wastewater. The EPA is collecting data and information related to the extent to which CWT facilities accept such wastewater, available treatment technologies (and their associated costs), discharge characteristics, financial characteristics of CWT facilities, and the environmental impacts of discharges from CWT facilities.

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

Furthermore, there are certain governmental reviews either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices. The EPA is currently evaluating the potential impacts of hydraulic fracturing on drinking water resources. On December 13, 2016, the EPA released a study examining the potential for hydraulic fracturing activities to impact drinking water resources, finding that, under some circumstances, the use of water in hydraulic fracturing activities can impact drinking water resources. Also, on February 6, 2015, the EPA released a report with findings and recommendations related to public concern about induced seismic activity from disposal wells. The report recommends strategies for managing and minimizing the potential for significant injection-induced seismic events. Other governmental agencies, including the U.S. Department of Energy, the U.S. Geological Survey, and the U.S. Government Accountability Office, have evaluated or are evaluating various other aspects of hydraulic fracturing. These ongoing or proposed studies could spur initiatives to further regulate hydraulic fracturing, and could ultimately make it more difficult or costly for us to perform fracturing and increase our costs of compliance and doing business.

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

In December 2015, the United States participated in the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France. The resulting Paris Agreement calls for the parties to undertake “ambitious efforts” to limit the average global temperature, and to conserve and enhance sinks and reservoirs of greenhouse gases. The Agreement went into effect on November 4, 2016. The Agreement establishes a framework for the parties to cooperate and report actions to reduce greenhouse gas emissions. Also, on June 29, 2016, the leaders of the United States, Canada and Mexico announced an Action Plan to, among other things, boost clean energy, improve energy efficiency, and reduce greenhouse gas emissions. The Action Plan specifically calls for a reduction in methane emissions from the oil and gas sector by 40% to 45% by 2025.

Restrictions on emissions of methane or carbon dioxide that may be imposed could adversely affect the oil and natural gas industry. At this time, it is not possible to accurately estimate how potential future laws or regulations addressing greenhouse gas emissions would impact our business. It also remains unclear whether and how the results of the 2016 U.S. election could impact the regulation of greenhouse gas emissions at the federal and state level.

In addition, claims have been made against certain energy companies alleging that greenhouse gas emissions from oil and natural gas operations constitute a public nuisance under federal and/or state common law. As a result, private individuals may seek to enforce environmental laws and regulations against us and could allege personal injury or property damages. While our business is not a party to any such litigation, we could be named in actions making similar allegations. An unfavorable ruling in any such case could significantly impact our operations and could have an adverse impact on our financial condition.

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

If our unitholders are dissatisfied with the performance of our general partner, they have limited ability to remove our general partner. Unitholders will be unable to remove our general partner without its consent because affiliates of our general partner own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding common units is required to remove our general partner. As of December 31, 2016, Diamondback owned 83% of our outstanding common units. Following our January 2017 underwritten public offering of common units, Diamondback owned approximately 74% of our outstanding common units.

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

If at any time our general partner and its affiliates (including Diamondback) own more than 97% of the common units, our general partner will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price equal to the greater of (1) the average of the daily closing price of the common units over the 20 trading days preceding the date three days before notice of exercise of the call right is first mailed and (2) the highest per-unit price paid by our general partner or any of its affiliates for common units during the 90-day period preceding the date such notice is first mailed. If our general partner and its affiliates (including Diamondback) reduce their ownership to below 75% of the outstanding common units, the ownership threshold to exercise the call right will be permanently reduced to 80%. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return or a negative return on their investment. Unitholders may also incur a tax liability upon a sale of their units. Our general partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the limited call right. There is no restriction in our partnership agreement that prevents our general partner from causing us to issue additional common units and then exercising its call right. If our general partner exercised its limited call right, the effect would be to take us private and, if the units were subsequently deregistered, we would no longer be subject to the reporting requirements of the Exchange Act. As of December 31, 2016, Diamondback owned 83% of our common units. Following our January 2017 underwritten public offering of common units, Diamondback owned approximately 74% of our common units.

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

As of December 31, 2016, we had 87,800,356 common units outstanding. As of January 24, 2017, following the closing of our January 2017 underwritten public offering of common units, we had 97,575,356 common units outstanding. Sales by holders of a substantial number of our common units in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities. In addition, we have provided registration rights to Diamondback. Pursuant to these registration rights, we have registered, under the Securities Act, all of the common units owned by Diamondback for resale. Under our partnership agreement, our general partner and its affiliates have registration rights relating to the offer and sale of any units that they hold.

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

We are classified as an “emerging growth company” under Section 2(a)(19) of the Securities Act. For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, we will not be required to, among other things, (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, (2) comply with any new requirements adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (3) comply with any new audit rules adopted by the Public Company Accounting Oversight Board after April 5, 2012 unless the SEC determines otherwise or (4) provide certain disclosures regarding executive compensation required of larger public companies.

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

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, from time to time, members of Congress propose and consider substantive changes to the existing U.S. federal income tax laws that affect publicly traded partnerships. Additionally on January 19, 2017, the U.S. Treasury Department and the IRS publicly released the text of final regulations regarding qualifying income under Section 7704(d)(1)(E) of the Code, which were scheduled to be formally published in the Federal Register on January 24, 2017. On January 20, 2017, the Trump administration released a memorandum that generally delayed all pending regulations from publication in the Federal Register pending their review and approval. On January 24, 2017, the final regulations were published in the Federal Register despite the regulatory freeze mandated by the Trump administration. We believe the income that we treat as qualifying income satisfies the requirements for qualifying income under the current law and the final regulations. However, there are no assurances that the final regulations will not be withdrawn in compliance with the temporary regulatory freeze.

Any modification to the federal income tax laws and interpretations thereof may or may not be retroactively applied and could make it more difficult or impossible for us to satisfy the requirements of the exception pursuant to which we are treated as a partnership for income tax purposes. We are unable to predict whether any of these changes, or other proposals, will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units.

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

We will be considered to have terminated for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. As of December 31, 2016, Diamondback owned 83% of the total interests in our capital and profits. Following our January 2017 underwritten public offering of common units,

Diamondback owned approximately 74% of the total interest in our capital and profits. Therefore, a transfer by Diamondback of all or a portion of its interests in us could result in a termination of our partnership for federal income tax purposes. Our termination would, among other things, result in the closing of our taxable year for all unitholders. In the case of a unitholder reporting on a taxable year other than the calendar year, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in such unitholder’s taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for federal income tax purposes, but instead, after our termination we would be treated as a new partnership for federal income tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred.

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

PART II
ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Cash Distributions to Unitholders

Our common units are listed on the NASDAQ Global Select Market under the symbol “VNOM.” Our common units began trading on June 18, 2014 at an initial public offering price of $26.00 per common unit. The following table shows the low and high sales price per common unit, as reported by the NASDAQ Global Select Market, for the periods indicated:

Period:	High	Low	Cash Distributions per Common Unit(1)
2016
1st Quarter	$17.50	$12.69	$0.149
2nd Quarter	$20.25	$16.07	$0.189
3rd Quarter	$19.60	$15.10	$0.207
4th Quarter	$17.41	$13.53	$0.258
2015
1st Quarter	$19.87	$16.25	$0.190
2nd Quarter	$22.10	$17.44	$0.220
3rd Quarter	$21.50	$13.40	$0.200
4th Quarter	$17.45	$13.31	$0.228

(1)	Distributions are shown for the quarter in which they were generated.

There were four holders of record of our common units on February 13, 2017.

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

Presented below is our historical financial data for the periods and as of the dates indicated. The historical financial data for the years ended December 31, 2016, 2015 and 2014 and the balance sheet data as of December 31, 2016 and 2015 are derived from our audited consolidated financial statements included elsewhere in this Annual Report. For factors materially affecting the comparability of the information below, please see “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations–Results Presented and Factors Affecting the Comparability of Our Results to the Historical Financial Results of Our Predecessor.”

	Year Ended December 31,			Period From Inception Through December 31, 2013
	2016	2015	2014
	(in thousands)
Statement of Operations Data:
Royalty income	$78,837	$74,859	$77,767	$14,987
Lease bonus	309	—	—	—
Total operating income	79,146	74,859	77,767	14,987
Costs and expenses:
Production and ad valorem taxes	5,544	5,531	5,377	972
Gathering and transportation	415	259	—	—
Depletion	29,820	35,436	27,601	5,199
Impairment	47,469	3,423	—	—
General and administrative expenses	5,209	5,835	4,372	87
Total costs and expenses	88,457	50,484	37,350	6,258
Income (loss) from operations	(9,311)	24,375	40,417	8,729
Other income (expense):
Interest expense	(2,455)	(1,110)	(487)	—
Interest expense—related party, net of capitalized interest	—	—	(10,755)	(5,741)
Other income	867	1,154	459	—
Total other income (expense), net	(1,588)	44	(10,783)	(5,741)
Net income (loss)	$(10,899)	$24,419	$29,634	$2,988

Allocation of net income:
Net income attributable to the period January 1, 2014 through June 22, 2014			$7,021
Net income attributable to the period June 23, 2014 through December 31, 2014			22,613
			$29,634

Net income attributable to common limited partners per unit:
Basic	$(0.13)	$0.31	$0.29
Diluted	$(0.13)	$0.31	$0.29

Statement of Cash Flow Data:
Net cash provided by (used in):
Operating activities	$68,627	$63,832	$51,813	$4,845

	Year Ended December 31,			Period From Inception Through December 31, 2013
	2016	2015	2014
	(in thousands)
Investing activities	(205,721)	(43,907)	(96,815)	(4,083)
Financing activities	145,768	(34,496)	59,350	—

Other Financial Data:
Adjusted EBITDA(1)	$72,660	$68,317	$70,579	$13,928

Balance Sheet Data (at period end):
Cash and cash equivalents	$9,213	$539	$15,110
Total assets	670,549	529,731	537,402
Total liabilities	122,651	34,587	2,051
Unitholders’ equity/Members’ equity	547,898	495,144	535,351

(1)	For more information, please read “—Non-GAAP Financial Measure” below.

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

We define Adjusted EBITDA as net income (loss) plus interest expense, interest expense–related party, net of capitalized interest, non-cash unit-based compensation expense, depletion expense and impairment expense. Adjusted EBITDA is not a measure of net income (loss) as determined by GAAP. We exclude the items listed above from net income (loss) in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which are components of Adjusted EBITDA.

Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net income (loss) as determined in accordance with GAAP or as an indicator of our operating performance or liquidity. Our computations of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies.

The following table presents a reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial measure for the periods indicated.

	Year Ended December 31,			Period From Inception Through December 31, 2013
	2016	2015	2014
	(in thousands)
Net income (loss)	$(10,899)	$24,419	$29,634	$2,988
Interest expense	2,455	1,110	487	—
Interest expense–related party, net of capitalized interest	—	—	10,755	5,741
Non-cash unit-based compensation expense	3,815	3,929	2,102	—
Depletion	29,820	35,436	27,601	5,199
Impairment	47,469	3,423	—	—
Adjusted EBITDA	$72,660	$68,317	$70,579	$13,928

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a publicly traded Delaware limited partnership formed by Diamondback on February 27, 2014 to, among other things, own, acquire and exploit oil and natural gas properties in North America. The Partnership is currently focused on oil and natural gas properties in the Permian Basin. As of December 31, 2016, our general partner held a 100% non-economic general partner interest in us, and Diamondback had an approximate 83% limited partner interest in us. Following our January 2017 underwritten public offering of common units, Diamondback had an approximate 74% limited partner interest in us. Diamondback also owns and controls our general partner.

We operate in one reportable segment engaged in the acquisition of oil and natural gas properties. Our assets consist primarily of producing oil and natural gas properties principally located in the Permian Basin of West Texas.

2016 Transactions and Recent Developments

Our Equity Offerings

In August 2016, we completed an underwritten public offering of 8,050,000 common units, which included 1,050,000 common units issued pursuant to an option to purchase additional common units granted to the underwriter. In this offering, Diamondback purchased 2,000,000 common units from the underwriter at $15.60 per unit, which is the price per common unit paid by the underwriter to us. Following the August 2016 public offering, Diamondback had an approximate 83% limited partner interest in us. We received net proceeds from this offering of approximately $125.0 million, after deducting underwriting discounts and commissions and estimated offering expenses, which we used to fund the purchase price for the August 2016 acquisition described below and repay outstanding borrowings under our revolving credit facility.
In January 2017, we completed an underwritten public offering of 9,775,000 common units, which included 1,275,000 common units issued pursuant to an option to purchase additional common units granted to the underwriters. We received net proceeds from this offering of approximately $147.6 million, after deducting underwriting discounts and commissions and estimated offering expenses, of which $120.5 million was used to repay the outstanding borrowings under our revolving credit agreement and the balance will be used for general partnership purposes, which may include additional acquisitions.
Recent Acquisitions

During 2016, we acquired mineral interests underlying 61,679 gross (2,142 net royalty) acres in 63 transactions for an aggregate of approximately $205.7 million. We funded these acquisitions primarily with borrowings under our revolving credit facility and a portion of the net proceeds from our August 2016 offering of common units.

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

The following table presents the breakdown of our royalty income for the following periods:

	Year Ended December 31,
	2016	2015	2014
Royalty income
Oil sales	91%	93%	91%
Natural gas sales	4%	4%	3%
Natural gas liquid sales	5%	3%	6%
	100%	100%	100%

As a result, our revenues are more sensitive to fluctuations in oil prices than they are to fluctuations in natural gas liquids or natural gas prices. Oil, natural gas liquids and natural gas prices have historically been volatile. During 2016, West Texas Intermediate posted prices ranged from $26.19 to $54.01 per Bbl and the Henry Hub spot market price of natural gas ranged from $1.49 to $3.80 per MMBtu. On December 30, 2016, the West Texas Intermediate posted price for crude oil was $53.75 per Bbl and the Henry Hub spot market price of natural gas was $3.71 per MMBtu. Lower prices may not only decrease our revenues, but also potentially the amount of oil and natural gas that our operators can produce economically. Lower oil and natural gas prices may also result in a reduction in the borrowing base under our credit agreement, which may be redetermined at the discretion of our lenders.

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

We are subject to the Texas margin tax. Any amounts related to operations for the period in 2014 prior to the closing of the IPO on June 23, 2014 will be included in Diamondback’s unitary filing for this tax. Diamondback does not expect any Texas margin tax to be due for the years ended December 31, 2016, 2015 and 2014.

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

•
On July 8, 2014, we entered into a secured revolving credit agreement with Wells Fargo as the administrative agent, sole book runner and lead arranger. The credit agreement, as amended, provides for a revolving credit facility in the maximum amount of $500.0 million, subject to scheduled semi-annual and other elective collateral borrowing base redeterminations based on our oil and natural gas reserves and other factors (the “borrowing base”). The borrowing base is scheduled to be redetermined semi-annually with effective dates of April 1st and October 1st. In addition, we may request up to three additional redeterminations of the borrowing base during any 12-month period. As of December 31, 2016, the borrowing base was set at $275.0 million and we had $120.5 million in outstanding borrowings. Upon completion of our January 2017 underwritten public offering of common units, we repaid all of the outstanding borrowings under our revolving credit agreement, and as of February 13, 2017, had no borrowings outstanding under this facility.

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

•
The partnership agreement requires us to reimburse our general partner for all direct and indirect expenses incurred or paid on our behalf and all other expenses allocable to us or otherwise incurred by our general partner in connection with operating our business. The partnership agreement does not set a limit on the amount of expenses for which our general partner and its affiliates may be reimbursed. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by its affiliates. Our general partner is entitled to determine the expenses that are allocable to us. For the year ended December 31, 2016, the General Partner did not receive any reimbursements from the Partnership. For the year ended December 31, 2015, the General Partner did not receive any reimbursements from the Partnership other than the $4,000 outstanding at December 31, 2014.

•
On June 17, 2014, under our Long Term Incentive Plan, or the LTIP, adopted in connection with the IPO, we granted awards of an aggregate of 2,500,000 unit options under the LTIP to executive officers of our general partner. For the years ended December 31, 2016 and 2015, we incurred $3.8 million and $3.9 million, respectively, of unit–based compensation.

•
In connection with the closing of the IPO, we and our general partner entered into an advisory services agreement with Wexford pursuant to which Wexford provides general financial and strategic advisory services to us and our general partner in exchange for a $0.5 million annual fee and certain expense reimbursement. For the year ended December 31, 2016, we did not incur any costs under the advisory services agreement. For the year ended December 31, 2015, we incurred costs of $0.5 million under the advisory services agreement.

•
In connection with the closing of the IPO, we entered into a tax sharing agreement with Diamondback pursuant to which we are required to reimburse Diamondback for our share of state and local income and other taxes for which our results are included in a combined or consolidated tax return filed by Diamondback with respect to taxable periods including or beginning on June 23, 2014. The amount of any such reimbursement is limited to the tax we would have paid had we not been included in a combined group with Diamondback. Diamondback may use its tax attributes to cause its combined or consolidated group, of which we may be a member for this purpose, to owe less or no tax. In such a situation, we would reimburse Diamondback for the tax we would have owed had the tax attributes not been available or used for our benefit, even though Diamondback had no cash tax expense for that period. During the year ended December 31, 2016, we did not reimburse Diamondback under the tax sharing agreement.

The following table summarizes our revenue and expenses and production data for the periods indicated.

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Operating Results:
Royalty income	$78,837	$74,859	$77,767
Lease bonus	309	—	—
Total operating income	79,146	74,859	77,767
Costs and expenses:
Production and ad valorem taxes	5,544	5,531	5,377
Gathering and transportation	415	259	—
Depletion	29,820	35,436	27,601
Impairment	47,469	3,423	—
General and administrative expenses	5,209	5,835	4,372
Total costs and expenses	88,457	50,484	37,350
Income (loss) from operations	(9,311)	24,375	40,417
Other income (expense):
Interest expense	(2,455)	(1,110)	(487)
Interest expense—related party, net of capitalized interest	—	—	(10,755)
Other income	867	1,154	459
Total other income (expense), net	(1,588)	44	(10,783)
Net income (loss)	$(10,899)	$24,419	$29,634
Allocation of net income:
Net income attributable to the period January 1, 2014 through June 22, 2014			$7,021
Net income attributable to the period June 23, 2014 through December 31, 2014			22,613
			$29,634
Production Data:
Oil (Bbls)	1,777,922	1,555,493	856,541
Natural gas (Mcf)	1,490,382	1,128,605	648,808
Natural gas liquids (Bbls)	327,899	238,716	144,074
Combined volumes (BOE)	2,354,218	1,982,310	1,108,750
Daily combined volumes (BOE/d)	6,432	5,431	3,038
% Oil	76%	78%	77%

Comparison of the Years Ended December 31, 2016, 2015 and 2014

Royalty Income

Our royalty income for the years ended December 31, 2016, 2015 and 2014 was $78.8 million, $74.9 million and $77.8 million, respectively. Our royalty income is a function of oil, natural gas liquids and natural gas production volumes sold and average prices received for those volumes.

The following table summarizes the average amounts received by our operators for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Oil	$40.23	$44.75	$82.98
Natural Gas	$2.08	$2.36	$4.18
Natural gas liquids	$12.84	$10.85	$27.59

The decrease in average prices received during the year ended December 31, 2016 was partially offset by an 18.8% increase in combined volumes sold by our operators as compared to the year ended December 31, 2015. The decrease in average prices received during the year ended December 31, 2015 was partially offset by a 78.8% increase in combined volumes sold by our operators as compared to the year ended December 31, 2014.

	2016 vs. 2015			2015 vs. 2014
	Change in prices	Production volumes(1)	Total net dollar effect of change	Change in prices	Production volumes(1)	Total net dollar effect of change
	(dollars in thousands except change in prices)
Effect of changes in price:
Oil	$(4.52)	1,777,922	$(8,035)	$(38.23)	1,555,493	$(59,466)
Natural gas liquids	1.99	327,899	653	(16.74)	238,716	(3,996)
Natural gas	(0.28)	1,490,382	(417)	(1.82)	1,128,605	(2,054)
Total income due to change in price			$(7,799)			$(65,516)

	Change in production volumes(1)	Prior period average prices	Total net dollar effect of change	Change in production volumes(1)	Prior period average prices	Total net dollar effect of change
	(dollars in thousands except average prices)
Effect of changes in production volumes:
Oil	222,429	$44.75	$9,955	698,952	$82.98	$57,991
Natural gas liquids	89,183	10.85	968	94,642	27.59	2,611
Natural gas	361,777	2.36	854	479,797	4.18	2,006
Total income due to change in production volumes			11,777			62,608
Total change in income			$3,978			$(2,908)

(1)	Production volumes are presented in Bbls for oil and natural gas liquids and Mcf for natural gas

Impairment of Oil and Gas Properties.

During the years ended December 31, 2016 and 2015, we recorded impairments of oil and gas properties of $47.5 million and $3.4 million, respectively, as a result of the significant decline in commodity prices. No impairment was recorded for the year ended December 31, 2014.

General and Administrative Expenses

The general and administrative expenses primarily reflect costs associated with us being a publicly traded limited partnership, unit-based compensation, the amounts reimbursed to our general partner under our partnership agreement and amounts incurred under our advisory services agreement. For the years ended December 31, 2016, 2015 and 2014, we incurred general and administrative expenses of $5.2 million, $5.8 million and $4.4 million, respectively.

Net Interest Expense

The net interest expense for the years ended December 31, 2016 and 2015 reflects the interest incurred under our credit agreement. The net interest expense for the year ended December 31, 2014 primarily relates to interest incurred under the subordinate note of our predecessor. Net interest expense for the years ended December 31, 2016, 2015 and 2014 was $2.5 million, $1.1 million and $11.2 million, respectively. The increase in net interest expense for the year ended December 31, 2016 as compared to 2015 was primarily due to a higher average level of outstanding borrowings under our credit agreement. The decrease in net interest expense for the year ended December 31, 2015 as compared to 2014 was primarily due to the subordinate note of our predecessor that was converted to equity in connection with our IPO.

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

We define Adjusted EBITDA as net income (loss) plus interest expense, interest expense–related party, net of capitalized interest, non-cash unit-based compensation expense, depletion expense and impairment expense. Adjusted EBITDA is not a measure of net income (loss) as determined by GAAP. We exclude the items listed above from net income (loss) in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which are components of Adjusted EBITDA.

Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net income (loss) as determined in accordance with GAAP or as an indicator of our operating performance or liquidity. Our computations of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies.

The following table presents a reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial measure for the periods indicated.

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Net income (loss)	$(10,899)	$24,419	$29,634
Interest expense	2,455	1,110	487
Interest expense–related party, net of capitalized interest	—	—	10,755
Non-cash unit-based compensation expense	3,815	3,929	2,102
Depletion	29,820	35,436	27,601
Impairment	47,469	3,423	—
Adjusted EBITDA	$72,660	$68,317	$70,579

Liquidity and Capital Resources

Overview

Our primary sources of liquidity have been cash flows from operations and equity and debt financings, including borrowings under our credit agreement, and our primary uses of cash have been, and are expected to continue to be, to pay distributions to our unitholders and for replacement and growth capital expenditures, including the acquisition of oil and natural gas properties. Our ability to generate cash is subject to a number of factors, some of which are beyond our control, including commodity prices, weather and general economic, financial, competitive, legislative, regulatory and other factors. In 2017, we believe cash flows from operations and availability under our credit agreement will provide sufficient liquidity to manage our cash needs and contractual obligations and to fund expected capital expenditures. We continually monitor market conditions and may consider issuing more equity or taking on debt if we believe conditions to be favorable.

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

The following table presents cash distributions approved by the board of directors of our general partner for the periods presented.

Date of Approval	Quarter	Amount per Unit	Distribution Date	Amount Distributed to Diamondback
				(in thousands)
February 5, 2015	Q4 2014	$0.250	February 27, 2015	$17,612
May 1, 2015	Q1 2015	$0.189	May 22, 2015	$13,385
July 31, 2015	Q2 2015	$0.220	August 21, 2015	$15,499
October 30, 2015	Q3 2015	$0.200	November 20, 2015	$14,091
February 12, 2016	Q4 2015	$0.228	February 26, 2016	16,063
May 2, 2016	Q1 2016	$0.149	May 23, 2016	$10,497
July 21, 2016	Q2 2016	$0.189	August 22, 2016	$13,693
October 25, 2016	Q3 2016	$0.207	November 18, 2016	$14,997
February 3, 2017	Q4 2016	$0.258	February 24, 2017	*
* The Q4 2016 distribution is payable on February 24, 2017 to unitholders of record at the close of business on February 17, 2017. Based on the common units held by Diamondback on February 13, 2017, the Q4 2016 distribution payable to Diamondback on February 24, 2017 will be approximately $18.7 million.

Our Credit Agreement

We are party to a $500.0 million secured revolving credit agreement, dated as of July 8, 2014, as amended, with Wells Fargo as the administrative agent, sole book runner and lead arranger, and certain other lenders party thereto. The credit agreement matures on July 8, 2019. On August 5, 2016, we repaid $78.0 million of our outstanding borrowings with a portion of the proceeds from our August 2016 public offering of common units and, as of December 31, 2016, the borrowing base was set at $275.0 million and we had $120.5 million in outstanding borrowings under the credit agreement. Upon completion of our January 2017 underwritten public offering of common units, we repaid all of the outstanding borrowings under our revolving credit agreement, and as of February 13, 2017, had no borrowings outstanding under this facility.

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

Cash Flows

The following table presents our cash flows for the period indicated.

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Cash Flow Data:
Net cash provided by operating activities	$68,627	$63,832	$51,813
Net cash used in investing activities	(205,721)	(43,907)	(96,815)
Net cash provided by (used in) financing activities	145,768	(34,496)	59,350
Net increase (decrease) in cash	$8,674	$(14,571)	$14,348

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

Investing Activities

The purchase of oil and natural gas interests accounted for the majority of our cash outlays for investing activities. Net cash used in investing activities was $205.7 million, $43.9 million and $96.8 million during the years ended December 31, 2016, 2015 and 2014, respectively.

During the year ended December 31, 2016, we spent approximately $205.7 million on acquisitions of royalty interests.

During the year ended December 31, 2015, we spent approximately $43.9 million on acquisitions of royalty interests.

During the year ended December 31, 2014, we spent approximately $57.7 million on acquisitions of royalty interests and approximately $33.9 million for a minor equity interest in an entity that owns mineral, overriding royalty, net profits, leasehold and other similar interests.

Financing Activities

Net cash provided by financing activities was $145.8 million during the year ended December 31, 2016, primarily related to $86.0 million of net borrowings under our revolving credit agreement and net proceeds of $125.0 million from our public offering of common units partially offset by $64.8 million of distributions to our unitholders during 2016.

Net cash used in financing activities was $34.5 million during the year ended December 31, 2015, primarily related to $68.6 million of distributions to our unitholders during 2015, after giving effect to $34.5 million of proceeds from borrowings under our credit facility.

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

Contractual Obligations

The following table summarizes our contractual obligations and commitments as of December 31, 2016.

	Payments Due by Period
	Total	2017	2018-2019	2020-2021	Thereafter
	(in thousands)
Credit agreement(1)	$120,500	$—	$120,500	$—	$—
Interest and commitment fees under our credit agreement(2)	$2,593	$1,031	$1,562	$—	$—
	$123,093	$1,031	$122,062	$—	$—

(1)
Includes the outstanding principal amount under the credit agreement, the table does not include interest expense or other fees payable under this floating rate facility as we cannot predict the timing of future borrowings and repayments or interest rates to be charged.

(2)
This table reflects only the minimum amount of interest and commitment fees due, which as of December 31, 2016 includes a commitment fee equal to 0.375% per year of the unused portion of the borrowing base of our credit agreement. The table does not include interest expense as we cannot predict the timing of future borrowings and repayments or interest rates to be charged. See Note 5–Debt to our consolidated financial statements and related notes included elsewhere in this Annual Report.

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

Oil and Natural Gas Reserve Quantities and Standardized Measure of Future Net Revenue

Our independent engineers and technical staff prepare our estimates of oil and natural gas reserves and associated future net revenues. The SEC has defined proved reserves as the estimated quantities of oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. The process of estimating oil and natural gas reserves is complex, requiring significant decisions in the evaluation of available geological, geophysical, engineering and economic data. The data for a given property may also change substantially over time as a result of numerous factors, including additional development activity, evolving production history and a continual reassessment of the viability of production under changing economic conditions. As a result, material revisions to existing reserve estimates occur from time to time. Although every reasonable effort is made to ensure that reserve estimates reported represent the most accurate assessments possible, the subjective decisions and variances in available data for various properties increase the likelihood of significant changes in these estimates. If such changes are material, they could significantly affect future amortization of capitalized costs and result in impairment of assets that may be material.

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

Accounting for Unit-Based Compensation

Unit-based compensation grants are measured at their grant date fair value and related compensation cost is recognized over the vesting period of the grant. The LTIP and related accounting policies are defined and described more fully in Note 7–Unit Based Compensation to our audited consolidated financial statements included elsewhere in this Annual Report. The determination of the fair value of an award requires significant estimates and subjective judgments regarding, among other things, the appropriate option pricing model, the expected life of the award and forfeiture rate assumptions. Estimates of the fair value of unit options granted during the year ended December 31, 2016, were completed using a Black-Scholes option valuation model, which requires us to make several assumptions.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers”. This update supersedes most of the existing revenue recognition requirements in GAAP and requires (i) an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services and (ii) requires expanded disclosures regarding the nature, amount, timing and certainty of revenue and cash flows from contracts with customers. The standard will be effective for annual and interim reporting periods beginning after December 15, 2017, early application permitted for annual reporting period beginning after December 31, 2016. The standard allows for either full retrospective adoption, meaning the standard is applied to all periods presented in the financial statements, or modified retrospective adoption, meaning the standard is applied only to the most current period presented. We are currently evaluating the impact of this standard; however, we do not believe this standard will have a material impact on our financial statements.

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-03, “Interest–Imputation of Interest”. This update requires that debt issuance costs related to a recognized debt liability (except costs associated with revolving debt arrangements) be presented in the balance sheet as a direct deduction from that debt liability, consistent with the presentation of a debt discount, to simplify the presentation of debt issuance costs. This update is effective for financial statements issued for fiscal years beginning after December 15, 2015. We retrospectively adopted this new standard effective January 1, 2016. Adoption of this update did not have a material impact on our consolidated financial statements.

In January 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-01, “Financial Instruments–Overall”. This update applies to any entity that holds financial assets or owes financial liabilities. This update requires equity investments (except for those accounted for under the equity method or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. This update will be effective for public entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. Entities should apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. We will be required to mark our cost method investment to fair value with the adoption of this update.

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-02, “Leases”. This update applies to any entity that enters into a lease, with some specified scope exemptions. Under this update, a lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. While there were no major changes to the lessor accounting, changes were made to align key aspects with the revenue recognition guidance. This update will be effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. Entities will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. We believe the primary impact of adopting this standard will be the recognition of assets and liabilities on our balance sheet for current operating leases. We are still evaluating the impact of this standard.

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

In March 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-09, "Compensation - Stock Compensation". This update applies to all entities that issue equity-based payment awards to their employees. Under this update, there were several areas that were simplified including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years with early adoption permitted. We are currently evaluating the impact that the adoption of this update will have on our financial position, results of operations and liquidity.

In April 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-10, “Revenue from Contracts with Customers - Identifying Performance Obligations and Licensing”. This update clarifies two principles of Accounting Standards Codification Topic 606: identifying performance obligations and the licensing implementation guidance. This standard has the same effective date as Accounting Standards Update 2016-08, the revenue recognition standard discussed above. The adoption of this standard is not expected to have a material impact on our financial position, results of operations and liquidity.

In May 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-12, “Revenue from Contracts with Customers - Narrow-Scope Improvements and Practical Expedients”. This update applies only to the following areas from Accounting Standards Codification Topic 606: assessing the collectability criterion and accounting for contracts that do not meet the criteria for step 1, presentation of sales taxes and other similar taxes collected from customers, non-cash consideration, contract modification at transition, completed contracts at transition and technical correction. This standard has the same effective date as Accounting Standards Update 2016-08, the revenue recognition standard discussed above. The adoption of this standard is not expected to have a material impact on our financial position, results of operations and liquidity.

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-13, “Financial Instruments - Credit Losses”. This update affect entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. This update will be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We do not believe the adoption of this standard will have a material impact on our financial statements since we do not have a history of credit losses.

Inflation

Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the period from inception through the year ended December 31, 2016. Although the impact of inflation has been insignificant in recent years, it continues to be a factor in the U.S. economy and our operators do experience inflationary pressure on the costs of oilfield services and equipment as drilling activity increases in the areas in which our properties are located.

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

Credit Risk

We are subject to risk resulting from the concentration of royalty interest revenues in producing oil and natural gas properties and receivables with several significant purchasers. For the year ended December 31, 2016, two purchasers each accounted for more than 10% of royalty interest revenue: Shell Trading (57%) and RSP Permian LLC (32%). For the year ended December 31, 2015, two purchasers each accounted for more than 10% of royalty interest revenue: Shell Trading (68%) and RSP Permian LLC (25%). For the year ended December 31, 2014, two purchasers each accounted for more than 10% of royalty interest revenue: Shell Trading (70%) and Permian Transport & Trading (15%). We do not require collateral and do not believe the loss of any single purchaser would materially impact our operating results, as crude oil and natural gas are fungible products with well-established markets and numerous purchasers.

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on our indebtedness under our credit agreement. The terms of our credit agreement provide for interest on borrowings at a floating rate equal to an alternative base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.5% and 3-month LIBOR plus 1.0%) or LIBOR, in each case plus the applicable margin. The applicable margin ranges from 0.50% to 1.50% in the case of the alternative base rate and from 1.50% to 2.50% in the case of LIBOR, in each case depending on the amount of the loan outstanding in relation to the borrowing base. As of December 31, 2016, we had $120.5 million in outstanding borrowings under our credit agreement with a weighted average rate of 2.97%. An increase or decrease of 1% in the interest rate would have a corresponding decrease or increase in our interest expense of approximately $1.2 million based on the $120.5 million outstanding in the aggregate under our credit agreement on December 31, 2016. As of February 13, 2017, we had no borrowings outstanding under our credit agreement, as we repaid the amounts outstanding under this facility with a portion of the net proceeds from our January 2017 underwritten public offering of common units.

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

As of December 31, 2016, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer of our general partner have concluded that as of December 31, 2016, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

Management conducted an evaluation of the effectiveness of the Partnership’s internal control over financial reporting based on the framework in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in the 2013 Internal Control-Integrated Framework, management did not identify any material weaknesses in the Partnership’s internal control over financial reporting and determined that the Partnership maintained effective internal control over financial reporting as of December 31, 2016.

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

Name	Age	Position With Our General Partner
Travis D. Stice	55	Chief Executive Officer, Director
Teresa L. Dick	47	Chief Financial Officer, Senior Vice President and Assistant Secretary
Russell Pantermuehl	57	Vice President-Reservoir Engineering
Randall J. Holder	63	Vice President, General Counsel and Secretary
Steven E. West	56	Executive Chairman, Director
W. Wesley Perry	60	Director
Michael L. Hollis	41	Director
James L. Rubin	32	Director
Rosalind Redfern Grover	75	Director

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

Steven E. West. Mr. West has served as a director and Executive Chairman of our general partner since February 2014. Mr. West has also served as a director of Diamondback since December 2011 and as its Chairman of the Board since October 2012. He served as Diamondback’s Chief Executive Officer from January 1, 2009 to December 31, 2011. From January 2011 until December 31, 2016, Mr. West was a partner at Wexford Capital LP, focusing on Wexford’s private equity energy investments. From August 2006 until December 2010, Mr. West served as senior portfolio advisor at Wexford. From August 2003 until August 2006, he was the chief financial officer of Sunterra Corporation, a former Wexford portfolio company. From December 1993 until July 2003, Mr. West held senior financial positions at Coast Asset Management and IndyMac Bank. Prior to that, he worked at First Nationwide Bank, Lehman Brothers and Peat Marwick Mitchell & Co., the predecessor of KPMG LLP. Mr. West holds a Bachelor of Science degree in Accounting from California State University, Chico.

We believe that Mr. West’s background in finance, accounting and private equity energy investments, as well as his executive management skills developed as part of his career with Wexford, its portfolio companies and other financial institutions qualify him to serve on the board of directors of our general partner.

W. Wesley Perry. Mr. Perry has been a member of the board of directors of our general partner since June 2014. Mr. Perry has served as a director of Genie Energy Ltd. since October 2011 and as the chairman of the board of directors of Genie Energy International Corporation since September 2009. Mr. Perry also serves as a manager of PBEX, LLC, a position he has held since July 2012. Mr. Perry currently serves on the board of directors of First Southern National Bank. Mr. Perry served as a director of IDT Corporation from September 2010 to October 2011. Mr. Perry has owned and operated S.E.S. Investments, Ltd., an oil and gas investment company, since 1993. He has served as Chief Executive Officer of E.G.L. Resources, Inc. since July 2008 and served as its President from 2003 to July 2008. Mr. Perry has been a director of UTG, Inc. from June 2001 to December 2014 and served on its Audit Committee. He served as a director of Western National Bank from 2005 to 2009. Mr. Perry served on the Midland City Council from 2002 to 2008 and as Mayor of Midland from 2008 through 2014. He is the President of the Milagros Foundation and a board member of the Abel-Hangar Foundation. He has a Bachelor of Science degree in Engineering from the University of Oklahoma.

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

Director Independence

The board of directors of our general partner has six directors, two of whom are independent as defined under the independence standards established by NASDAQ and the Exchange Act. W. Wesley Perry and Rosalind Redfern Grover serve as the independent members of the board of directors of our general partner. NASDAQ does not require a listed publicly traded partnership, such as ours, to have a majority of independent directors on the board of directors of our general partner or to establish a compensation committee or a nominating and corporate governance committee. However, our general partner is required to have an audit committee of at least three members, and all its members are required to meet the independence and experience standards established by NASDAQ and the Exchange Act. On July 4, 2016, W. Duncan Kennedy, who served as the third independent member of the board of directors of our general partner, resigned creating a vacancy on the board of directors of our general partner and its audit committee. Our general partner intends to fill this vacancy within the cure period provided by NASDAQ.

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

As a partnership engaged in the oil and natural gas industry, we face a number of risks, including risks associated with supply of and demand for oil and natural gas, volatility of oil and natural gas prices, exploring for, developing, producing and delivering oil and natural gas, declining production, environmental and other government regulations and taxes, weather conditions that can affect oil and natural gas operations over a wide area, adequacy of our insurance coverage, political instability or armed conflict in oil and natural gas producing regions and the overall economic environment. Management is responsible for the day-to-day management of risks we face as a partnership, while the board of directors of our general partner, as a whole and through its committees, has responsibility for the oversight of risk management. In its risk oversight role, the board of directors of our general partner has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed.

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

Meetings of the Board of Directors

During 2016, the board of directors of our general partner met one time. Each director attended all of the meetings of the board and the committees of the board on which he or she served that occurred during 2016.

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

Audit Committee

The audit committee assists the board of directors in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and partnership policies and controls. The audit committee has the sole authority to retain and terminate our independent registered public accounting firm, approve all auditing services and related fees and the terms thereof performed by our independent registered public accounting firm, and pre-approve any non-audit services and tax services to be rendered by our independent registered public accounting firm. The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm has unrestricted access to the audit committee and our management, as necessary. The audit committee met four times during 2016. The audit committee has adopted a charter, which is available on our website under the “corporate governance” section at http://ir.viperenergy.com.

W. Wesley Perry and Rosalind Redfern Grover currently serve on the audit committee, and Mr. Perry serves as the chairman. The board or directors of our general partner has determined that each of W. Wesley Perry and Rosalind Redfern Grover meet the independence and experience standards established by NASDAQ and the Exchange Act and that Mr. Perry is an “audit committee financial expert” as defined under SEC rules. As discussed above under “-Director Independence,” our general partner intends to fill the vacancy created by the resignation of the third independent director from the audit committee of our general partner within the cure period provided by NASDAQ.

Conflicts Committee

Our conflicts committee reviews specific matters that the board believes may involve conflicts of interest and determines to submit to the conflicts committee for review. The conflicts committee determines if the resolution of the conflict of interest is in our best interest. The members of the conflicts committee may not be officers or employees of our general partner or directors, officers or employees of its affiliates, including Diamondback, and must meet the independence standards established by NASDAQ and the Exchange Act to serve on an audit committee of a board of directors, along with other requirements in our partnership agreement. Any matters approved by the conflicts committee will be conclusively deemed to be approved by us and all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders. W. Wesley Perry and Rosalind Redfern Grover are the members of the conflicts committee, which was formed in January 2015.

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

Based solely on a review of the copies of reports on Forms 3, 4 and 5 and amendments thereto furnished to us and written representations from the executive officers and directors of our general partner, we believe that during the year ended December 31, 2016 the officers and directors of our general partner and beneficial owners of more than 10% of our equity securities registered pursuant to Section 12 were in compliance with the applicable requirements of Section 16(a).

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

The executive officers of our general partner, as well as the employees of Diamondback who provide services to us, may participate in employee benefit plans and arrangements sponsored by Diamondback, including plans that may be established in the future. Certain of our general partner’s executive officers and employees and certain employees of Diamondback who provide services to us currently hold grants under Diamondback’s equity incentive plans. Except with respect to any awards that may be granted under the LTIP, the executive officers of our general partner do not receive separate amounts of compensation in relation to the services they provide to us. In accordance with the terms of our partnership agreement, we reimburse Diamondback for compensation related expenses attributable to the portion of the executive’s time dedicated to providing services to us. Although we bear an allocated portion of Diamondback’s costs of providing compensation and benefits to employees who serve as executive officers of our general partner, we have no control over such costs and did not establish and do not direct the compensation policies or practices of Diamondback. Except with respect to awards granted under the LTIP, compensation paid or awarded by us in 2016 consisted only of the portion of compensation paid by Diamondback that is allocated to us and our general partner pursuant to Diamondback’s allocation methodology and subject to the terms of the partnership agreement.

A full discussion of the compensation programs for Diamondback’s executive officers and the policies and philosophy of the compensation committee of Diamondback’s board of directors will be set forth in Diamondback’s 2017 proxy statement under the heading “Compensation Discussion and Analysis.” Specifically, compensation paid directly by us through our LTIP or indirectly by us through reimbursement pursuant to our partnership agreement will be included in the amounts set forth in certain of the tables set forth in Diamondback’s 2017 proxy statement, with awards outstanding pursuant to our LTIP separately identified.

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

Our general partner has made grants under the LTIP of (a) phantom units to the non-employee directors of our general partner (see “Director Compensation” below for information regarding those awards) and (b) at the time of our IPO, an aggregate of 2,500,000 unit options to the executive officers of our general partner. Each unit option entitles the recipient to purchase one of our common units. In accordance with the LTIP, the exercise price of the unit options granted may not be less than the market value of our common units on the date of grant. The outstanding unit options have an exercise price of $26.00 per unit, which was the price to the public in our IPO. Subject to accelerated vesting upon certain specified events, a third of the unit options will vest each year on the anniversary of their grant, and the options will be automatically exercised, to the extent vested, on the earlier to occur of the three year anniversary of the date of grant or the occurrence of a change in control. These grants of unit options pursuant to the LTIP will be reflected in the tables contained in Diamondback’s 2017 proxy statement under the heading “Compensation Discussion and Analysis.”

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

The following table sets forth the aggregate dollar amount of all fees paid to each of the non-employee directors of our general partner during 2016 for their services on the board:

Name	Fees Earned or Paid in cash (a)	Unit Awards (b)	Total
Rosalind Redfern Grover (c)(d)	$51,000	$89,876	$140,876
W. Duncan Kennedy (c)(d)(e)	26,250	—	26,250
W. Wesley Perry (c)(d)	76,000	89,876	165,876
James L. Rubin (c)(d)	48,500	89,876	138,376
Steven E. West (c)(d)	48,500	89,876	138,376

(a)	This column reflects the value of a director’s annual retainer, as well as the additional payments for committee membership, committee chairmanship and meeting attendance.

(b)
The amount in this column represents the aggregate grant date fair value of phantom units granted in the fiscal year calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, “Compensation - Stock Compensation.”

(c)
Each of Ms. Grover and Messrs. Kennedy, Perry, Rubin and West received a grant of 4,938 phantom units on August 27, 2015, of which 1,646 vested and settled on the date of grant and 1,646 vested and settled on June 17, 2016, pursuant to the LTIP, with each unit having a grant date fair value of $15.48. Each of Ms. Grover’s and Messrs. Perry’s, Rubin’s and West’s remaining 1,646 phantom units will vest and settle on June 17, 2017. Each phantom unit is the economic equivalent of one of our common units.

(d)
Each of Ms. Grover and Messrs. Perry, Rubin and West received a grant of 5,424 phantom units on August 24, 2016, of which 1,808 vested and settled on the date of grant, pursuant to the LTIP, with each unit having a grant date fair value of $16.57. Each of Ms. Grover’s and Messrs. Perry’s, Rubin’s and West’s remaining 3,616 phantom units will vest and settle in two equal annual installments beginning on June 17, 2017. Each phantom unit is the economic equivalent of one of our common units.

(e)	Effective July 4, 2016, Mr. Kennedy resigned from the board of directors of our general partner.

Messrs. Stice and Hollis are both directors of our general partner, but Mr. Stice is also an executive officer of our general partner and both Messrs. Stice and Hollis are employees of Diamondback E&P LLC. Each of Messrs. Stice and Hollis has received awards pursuant to the LTIP for his service as an executive officer or employee, respectively, and unrelated to his service as directors. These awards are reflected in the tables contained in Diamondback’s 2017 proxy statement under the heading “Compensation Discussion and Analysis.”

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

Compensation Policies and Practices as They Relate to Risk Management

We do not have any employees. We are managed and operated by the directors and officers of our general partner and employees of Diamondback perform services on our behalf. Please read “–Compensation Discussion and Analysis” and “Items 1 and 2. Business and Properties–Our Relationship with Diamondback” for more information about this arrangement. For an analysis of any risks arising from Diamondback’s compensation policies and practices, please read Diamondback’s 2017 proxy statement. We have made awards of unit options subject to time-based vesting under our LTIP, which we believe drive a long-term perspective and which we believe make it less likely that executive officers will take unreasonable risks because the unit options retain value even in a depressed market.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The following table presents information regarding the beneficial ownership of our common units as of February 6, 2017 by:

•	our general partner;

•	each of our general partner’s directors and executive officers;

•	each unitholder known by us to beneficially hold 5% or more of our common units; and

•	all of our general partner’s directors and executive officers as a group.

Name of Beneficial Owner	Common Units Beneficially Owned(1)	Percentage of Common Units Beneficially Owned
Diamondback Energy, Inc.(2)	72,450,000	74.3%
Viper Energy Partners GP LLC	—	—
Travis D. Stice (3)	870,834	*
Teresa L. Dick (4)	93,334	*
Russell Pantermuehl (4)	196,666	*
Randall J. Holder(4)	93,334	*
Steven E. West (5)	—	—
W. Wesley Perry (6)	30,766	*
Michael L. Hollis (7)	227,991	*
James L. Rubin (5)	—	—
Rosalind Redfern Grover (6)	5,100	*
All directors and executive officers as a group (9 persons)	1,518,025	1.5%

*	Less than 1%

(1)
Beneficial ownership is determined in accordance with SEC rules. In computing percentage ownership of each person, common units subject to options held by that person that are exercisable as of February 6, 2017, or exercisable within 60 days of February 6, 2017, are deemed to be beneficially owned. These common units, however, are not deemed outstanding for the purpose of computing the percentage ownership of each other person. The percentage of common units beneficially owned is based on 97,575,356 common units outstanding as of February 6, 2017. Unless otherwise indicated, all amounts exclude common units issuable upon the exercise of outstanding options and vesting of phantom units that are not exercisable and/or vested as of February 6, 2017 or within 60 days of February 6, 2017. Unless otherwise noted, the address for each beneficial owner listed below is 500 West Texas Avenue, Suite 1200, Midland, Texas 79701.

(2)	Diamondback Energy, Inc. is a publicly traded company. The directors of Diamondback are Travis D. Stice, Steven E. West, Michael P. Cross, David L. Houston and Mark L. Plaumann.

(3)
All of these units or options, as applicable, are held by Stice Investments, Ltd., which is managed by Stice Management, LLC, its general partner. Mr. Stice and his spouse hold 100% of the membership interests in Stice Management, LLC, of which Mr. Stice is the manager. Includes 833,334 unit options granted to Mr. Stice, all of which have previously vested. Excludes 416,666 unvested unit options granted to Mr. Stice, which will vest on June 23, 2017. See “Item 11. Executive Compensation - Compensation Discussion and Analysis - Long-Term Incentive Plan” for additional information regarding these options to purchase common units.

(4)
Includes 166,666, 83,334 and 83,334 unit options held by Mr. Pantermuehl, Ms. Dick and Mr. Holder, respectively, all of which have previously vested. Excludes 83,334, 41,666 and 41,666 unit options granted to Mr. Pantermuehl, Ms. Dick and Mr. Holder, respectively, all of which will vest on June 23, 2017. See “Item 11. Executive Compensation - Compensation Discussion and Analysis - Long-Term Incentive Plan” for additional information regarding these unit options.

(5)
Excludes 11,766 common units (representing vested phantom units previously granted to such director), 1,646 unvested phantom units that will vest on June 17, 2017 and 3,616 unvested phantom units that will vest in two equal annual installments beginning on June 17, 2017, all of which have been assigned by Messrs. West and Rubin to Wexford under their terms of employment with Wexford.

(6)	Excludes 1,646 unvested phantom units that will vest on June 17, 2017 and 3,616 unvested phantom units that will vest in two equal annual installments beginning on June 17, 2017.

(7)
All of the units or options, as applicable, are held by MBH Investments, Ltd., which is managed by MBH Financial, LLC, its general partner. Mr. Hollis, his spouse and the Hollis 2014 Irrevocable Trust hold 100% of the membership interests in MBH Financial, LLC, of which Mr. Hollis is the manager. Includes 166,666 unit options granted to Mr. Hollis, all of which have previously vested. Excludes 83,334 unvested unit options granted to Mr. Hollis, which will vest on June 23, 2017. See “Item 11. Executive Compensation - Compensation Discussion and Analysis - Long-Term Incentive Plan” for additional information regarding these options to purchase common units.

The following table sets forth, as of February 6, 2017, the number of shares of common stock of Diamondback beneficially owned by each of the directors and executive officers of our general partner and all directors and executive officers of our general partner as a group.

	Shares of Diamondback Common Stock Beneficially Owned(1)
Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Travis D. Stice(2)	159,390	*
Teresa L. Dick(3)	18,506	*
Russell Pantermuehl(4)	55,499	*
Randall J. Holder(5)	3,948	*
Steven E. West(6)	—	—
W. Wesley Perry	—	—
Michael L. Hollis(7)	52,506	*
James L. Rubin	—	—
Rosalind Redfern Grover	—	—
All directors and executive officers as a group (9 persons)	289,849	*

*	Less than 1%

(1)
Beneficial ownership is determined in accordance with SEC rules. In computing percentage ownership of each person, shares of common stock subject to options held by that person that are exercisable as of February 6, 2017, or exercisable within 60 days of February 6, 2017, are deemed to be beneficially owned. These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of each other person. The percentage of shares beneficially owned is based on 90,143,934 shares of common stock outstanding as of February 6, 2017. Unless otherwise indicated, all amounts exclude shares issuable upon the exercise of outstanding options and vesting of restricted stock units that are not exercisable and/or vested as of February 6, 2017 or within 60 days of February 6, 2017.

(2)
All of these shares are held by Stice Investments, Ltd., which is managed by Stice Management, LLC, its general partner. Mr. Stice and his spouse hold 100% of the membership interests in Stice Management, LLC, of which Mr. Stice is the manager. Excludes 30,056 restricted stock units, which will vest on January 2, 2018. Also excludes (i) 71,666 performance-based restricted stock units awarded to Mr. Stice on February 5, 2015, which are expected to vest in February of 2017 (representing 200% vesting of the originally reported amount) upon certification of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ended on December 31, 2016 by Diamondback’s compensation committee, and (ii) 45,084 performance-based restricted stock units awarded to Mr. Stice on January 19, 2016, which awards are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ending December 31, 2018. Also excludes 90,169 performance-based restricted stock units awarded to Mr. Stice on January 19, 2016, which are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the two-year performance period ending on December 31, 2017.

(3)
Excludes 2,004 restricted stock units, which will vest on January 2, 2018. Also excludes (i) 15,000 performance-based restricted stock units awarded to Ms. Dick on February 5, 2015, which are expected to vest in February of 2017 (representing 200% vesting of the originally reported amount) upon certification of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ended on December 31, 2016 by Diamondback’s compensation committee, and (ii) 3,006 performance-based restricted stock units awarded to Ms. Dick on January 19, 2016, which awards are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ending December 31, 2018. Also excludes 6,011 performance-based restricted stock units awarded to Ms. Dick on January 19, 2016, which are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the two-year performance period ending on December 31, 2017.

(4)
Excludes 8,015 restricted stock units, which will vest on January 2, 2018. Also excludes (i) 20,000 performance-based restricted stock units awarded to Mr. Pantermuehl on February 5, 2015, which are expected to vest in February of 2017 (representing 200% vesting of the originally reported amount) upon certification of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ended on December 31, 2016 by Diamondback’s compensation committee, and (ii) 12,022 performance-based restricted stock units awarded to Mr. Pantermuehl on January 19, 2016, which awards are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ending on December 31, 2018. Also excludes 24,045 performance-based restricted stock units awarded to Mr. Pantermuehl on January 19, 2016, which are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the two-year performance period ending on December 31, 2017.

(5)
Excludes 2,004 restricted stock units, which will vest on January 2, 2018. Also excludes 11,666 performance-based restricted stock units awarded to Mr. Holder on February 5, 2015, which are expected to vest in February of 2017 (representing 200% vesting of the originally reported amount) upon certification of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ended on December 31, 2016 by Diamondback’s compensation committee, and (ii) 3,006 performance-based restricted stock units awarded to Mr. Holder on January 19, 2016, which awards are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ending on December 31, 2018. Also excludes 6,011 performance-based restricted stock units awarded to Mr. Holder on January 19, 2016, which are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the two-year performance period ending on December 31, 2017.

(6)
Excludes 10,973 shares of Diamondback common stock (representing vested restricted stock units previously granted to Mr. West), 526 unvested restricted stock units that will vest on July 1, 2017 and 906 unvested restricted stock units that will vest in two equal annual installments beginning on July 1, 2017, all of which were assigned by Mr. West to Wexford under the terms of Mr. West’s employment with Wexford.

(7)
All of these shares are held by MBH Investments, Ltd., which is managed by MBH Financial, LLC, its general partner. Mr. Hollis, his spouse and the Hollis 2014 Irrevocable Trust hold 100% of the membership interests in MBH Financial, LLC, of which Mr. Hollis is the manager. Excludes 10,019 restricted stock units, which will vest on January 2, 2018. Also excludes 20,000 performance-based restricted stock units awarded to Mr. Hollis on February 5, 2015, which are expected to vest in February of 2017 (representing 200% vesting of the originally reported amount) upon certification of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance periods ending on December 31, 2016 by Diamondback’s compensation committee, and (ii) 15,028 performance-based restricted stock units awarded to Mr. Hollis on January 19, 2016, which awards are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ending on December 31, 2018. Also excludes 30,056 performance-based restricted stock units awarded to Mr. Hollis on January 19, 2016, which are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the two-year performance period ending on December 31, 2017.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2016:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans not approved by security holders(1)
Long Term Incentive Plan	2,445,314	$25.98	6,674,336

(1)	Our general partner adopted the LTIP in connection with the IPO in June 2014.

(2)	Reflects the weighted average exercise price for each of the 2,416,666 outstanding unit options.

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

Payments to our General Partner and its Affiliates

Under the terms of our partnership agreement, we are required to reimburse the general partner for all direct and indirect expenses incurred or paid on our behalf and all other expenses allocable to us or otherwise incurred by the general partner in connection with operating our business. The partnership agreement does not set a limit on the amount of expenses for which the general partner and its affiliates may be reimbursed. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by its affiliates. Our general partner is entitled to determine the expenses that are allocable to us. For the year ended December 31, 2016, the General Partner did not receive any reimbursements from the Partnership.

Distributions paid to Diamondback

Diamondback is entitled to receive its pro rata portion of the distributions we make in respect of our common units. During the year ended December 31, 2016, Diamondback received such distributions in the aggregate amount of $55.3 million.

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

Advisory Services Agreement

On June 23, 2014, in connection with the closing of the IPO, we entered into an advisory services agreement with Wexford under which Wexford provides us and our general partner with general financial and strategic advisory services related to our business in return for an annual fee of $0.5 million, plus reimbursement of reasonable out-of-pocket expenses. This annual fee does not cover any advisory services related to acquisitions, divestitures, financings or other transactions in which we may be involved in the future. In addition, under this agreement, we will pay Wexford to-be-negotiated market-based fees approved by the conflicts committee of the board of directors of our general partner for such services as may be provided by Wexford at our request in connection with future acquisitions and divestitures, financings or other transactions in which we may be involved. This agreement had a term of two years commencing on the completion of the IPO. The agreement continues for additional one-year periods unless terminated in writing by either party at least ten days prior to the expiration of the then current term. The agreement may be terminated at any time by either party upon 30 days’ prior written notice. In the event we terminate the agreement, we will be obligated to pay all amounts due through the remaining term of the agreement. The services provided by Wexford under the advisory services agreement do not extend to our day-to-day business or operations. In this agreement, we indemnify Wexford and its affiliates from any and all losses arising out of or in connection with the agreement except for losses resulting from Wexford’s or its affiliates’ gross negligence or willful misconduct. In the event we are dissatisfied with the services provided by Wexford, our only remedy against Wexford is to terminate the agreement. For the year ended December 31, 2016, we did not pay any amounts under the advisory services agreement.

Tax Sharing Agreement

On June 23, 2014, in connection with the closing of the IPO, we entered into a tax sharing agreement with Diamondback pursuant to which we are required to reimburse Diamondback for our share of state and local income and other taxes borne by Diamondback as a result of our results being included in a combined or consolidated tax return filed by Diamondback with respect to taxable periods including or beginning on the closing date of the IPO. The amount of any such reimbursement is limited to the tax that we would have paid had we not been included in a combined group with Diamondback. Diamondback may use its tax attributes to cause its combined or consolidated group, of which we may be a member for this purpose, to owe no tax. However, we would nevertheless reimburse Diamondback for the tax we would have owed had the attributes not been available or used for our benefit, even though Diamondback had no cash expense for that period. During the year ended December 31, 2016, we did not reimburse Diamondback under the tax sharing agreement.

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

Director Independence

The information required by Item 407(a) of Regulation S-K is included in “Item 10. Directors, Executive Officers and Corporate Governance” above.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The audit committee of the board of directors of our general partner selected Grant Thornton LLP, an independent registered public accounting firm, to audit our consolidated financial statements for the years ended December 31, 2016, 2015 and 2014. The audit committee’s charter requires the audit committee to approve in advance all audit and non-audit services to be provided by our independent registered public accounting firm. All services reported in the audit, audit-related, tax and all other fees categories below with respect to our annual reports for the years ended December 31, 2016, 2015 and 2014 were approved by the audit committee.

The following table summarizes the aggregate Grant Thornton LLP fees that were allocated to us for independent auditing, tax and related services:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Audit fees(1)	$116	$97	$193
Audit-related fees(2)	—	—	—
Tax fees(3)	—	—	—
All other fees(4)	—	—	—
Total	$116	$97	$193

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

VIPER ENERGY PARTNERS LP
Date:	February 15, 2017
		By:	VIPER ENERGY PARTNERS GP LLC
its general partner

		By:	/s/ Travis D. Stice
		Name:	Travis D. Stice
		Title:	Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Travis D. Stice	Chief Executive Officer and Director	February 15, 2017
Travis D. Stice	(Principal Executive Officer)

/s/ Teresa L. Dick	Chief Financial Officer	February 15, 2017
Teresa L. Dick	(Principal Financial and Accounting Officer)

/s/ Steven E. West	Director	February 15, 2017
Steven E. West

/s/ W. Wesley Perry	Director	February 15, 2017
W. Wesley Perry

/s/ Michael L. Hollis	Director	February 15, 2017
Michael L. Hollis

/s/ James L. Rubin	Director	February 15, 2017
James L. Rubin

/s/ Rosalind Redfern Grover	Director	February 15, 2017
Rosalind Redfern Grover

S-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Partners

Viper Energy Partners LP

We have audited the accompanying consolidated balance sheets of Viper Energy Partners LP (a Delaware limited partnership) and subsidiary (the “Partnership”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, unitholders’ equity and members’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Viper Energy Partners LP and subsidiary as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma

February 15, 2017

Viper Energy Partners LP
Consolidated Balance Sheets

	December 31,
	2016	2015

	(In thousands, except unit amounts)
Assets
Current assets:
Cash and cash equivalents	$9,213	$539
Restricted cash	500	500
Royalty income receivable	10,043	7,441
Royalty income receivable—related party	3,470	1,928
Other current assets	187	476
Total current assets	23,413	10,884
Property and equipment:
Oil and natural gas interests, full cost method of accounting ($252,232 and $85,329 excluded from depletion at December 31, 2016 and 2015, respectively)	760,818	554,992
Accumulated depletion and impairment	(148,948)	(71,659)
Oil and natural gas interests, net	611,870	483,333
Other assets	35,266	35,514
Total assets	$670,549	$529,731
Liabilities and Unitholders’ Equity
Current liabilities:
Accounts payable	$1,780	$1
Accounts payable—related party	—	4
Other accrued liabilities	371	82
Total current liabilities	2,151	87
Long-term debt	120,500	34,500
Total liabilities	122,651	34,587
Commitments and contingencies (Note 10)
Unitholders’ equity:
Common units (87,800,356 units issued and outstanding and 79,726,006 units issued and outstanding as of December 31, 2016 and 2015, respectively)	547,898	495,144
Total unitholders’ equity	547,898	495,144
Total liabilities and unitholders’ equity	$670,549	$529,731

See accompanying notes to consolidated financial statements.

Viper Energy Partners LP
Consolidated Statements of Operations

	Year Ended December 31,
	2016	2015	2014
	(In thousands, except per unit amounts)
Operating income:
Royalty income	$78,837	$74,859	$77,767
Lease bonus	309	—	—
Total operating income	79,146	74,859	77,767
Costs and expenses:
Production and ad valorem taxes	5,544	5,531	5,377
Gathering and transportation	415	259	—
Depletion	29,820	35,436	27,601
Impairment	47,469	3,423	—
General and administrative expenses	5,209	5,835	4,372
Total costs and expenses	88,457	50,484	37,350
Income (loss) from operations	(9,311)	24,375	40,417
Other income (expense):
Interest expense	(2,455)	(1,110)	(487)
Interest expense—related party, net of capitalized interest	—	—	(10,755)
Other income	867	1,154	459
Total other income (expense), net	(1,588)	44	(10,783)
Net income (loss)	$(10,899)	$24,419	$29,634
Allocation of net income:
Net income attributable to the period January 1, 2014 through June 22, 2014			$7,021
Net income attributable to the period June 23, 2014 through December 31, 2014			22,613
			$29,634
Net income attributable to common limited partners per unit:
Basic and Diluted*	$(0.13)	$0.31	$0.29
Weighted average number of limited partner units outstanding:
Basic*	83,081	79,717	78,090
Diluted*	83,081	79,727	78,102

See accompanying notes to consolidated financial statements.
* 2014 information presented is attributable to the period June 23, 2014 through December 31, 2014.

Viper Energy Partners LP
Statement of Consolidated Unitholders’ Equity and Members’ Equity

	Limited Partners
	Common Units	Amount	Predecessor Members' Equity	Total
		(In thousands)
Balance at December 31, 2013*		$—	$2,988	$2,988
Net income attributable to the period January 1, 2014 through June 22, 2014		—	7,021	7,021
Contribution of note payable to equity		—	437,115	437,115
Exchange of Predecessor interests for units (Note 1)	70,450	447,124	(447,124)	—
Net proceeds from the issuance of common units	9,250	232,198	—	232,198
Distribution of net proceeds to Diamondback (Note 1)		(148,760)	—	(148,760)
Unit-based compensation	9	2,102	—	2,102
Distribution to public		(2,314)	—	(2,314)
Distribution to Diamondback		(17,612)	—	(17,612)
Net income attributable to the period June 23, 2014 through December 31, 2014		22,613	—	22,613
Balance at December 31, 2014	79,709	$535,351	$—	$535,351
Unit-based compensation	17	3,929	—	3,929
Distributions to public		(7,968)	—	(7,968)
Distributions to Diamondback		(60,587)	—	(60,587)
Net income		24,419	—	24,419
Balance at December 31, 2015	79,726	$495,144	$—	$495,144
Net proceeds from the issuance of common units - Public	6,050	93,462	—	93,462
Net proceeds from the issuance of common units - Diamondback	2,000	31,200	—	31,200
Unit-based compensation	24	3,815	—	3,815
Distributions to public		(9,574)	—	(9,574)
Distributions to Diamondback		(55,250)	—	(55,250)
Net loss		(10,899)	—	(10,899)
Balance at December 31, 2016	87,800	$547,898	$—	$547,898

See accompanying notes to consolidated financial statements.
* See Note 1 for information regarding the basis of financial statement presentation.

Viper Energy Partners LP
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(10,899)	$24,419	$29,634
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion	29,820	35,436	27,601
Impairment	47,469	3,423	—
Amortization of debt issuance costs	401	314	112
Non-cash unit-based compensation	3,815	3,929	2,102
Changes in operating assets and liabilities:
Restricted cash	—	—	(500)
Royalty income receivable	(4,144)	(1,130)	1,187
Accounts payable—related party	(4)	4	(9,779)
Accounts payable and other accrued liabilities	1,945	(1,968)	1,709
Prepaid expenses and other current assets	224	(595)	(253)
Net cash provided by operating activities	68,627	63,832	51,813
Cash flows from investing activities:
Additions to oil and natural gas interests	—	—	(5,276)
Acquisition of royalty interests	(205,721)	(43,907)	(57,689)
Cost method investment	—	—	(33,850)
Net cash used in investing activities	(205,721)	(43,907)	(96,815)
Cash flows from financing activities:
Proceeds from borrowings under credit facility	164,000	34,500	78,000
Repayment on credit facility	(78,000)	—	(78,000)
Principal payment on subordinated note	—	—	(2,885)
Debt issuance costs	(442)	(441)	(1,277)
Proceeds from public offerings	125,580	—	234,546
Public offering costs	(546)	—	(2,348)
Distribution of net proceeds from public offerings to Diamondback (Note 1)	—	—	(148,760)
Distributions to partners	(64,824)	(68,555)	(19,926)
Net cash provided by (used in) financing activities	145,768	(34,496)	59,350
Net increase (decrease) in cash	8,674	(14,571)	14,348
Cash and cash equivalents at beginning of period	539	15,110	762
Cash and cash equivalents at end of period	$9,213	$539	$15,110
Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest	$1,953	$745	$16,983
Supplemental disclosure of non—cash transactions:
Note payable converted to equity	$—	$—	$437,115
Capitalized interest	$—	$—	$5,275

See accompanying notes to consolidated financial statements.

Viper Energy Partners LP
Notes to Financial Statements

1.    ORGANIZATION AND BASIS OF PRESENTATION

Organization

Viper Energy Partners LP (the “Partnership”) is a publicly traded Delaware limited partnership, the common units of which are listed on the NASDAQ Global Select Market under the symbol “VNOM”. The Partnership was formed by Diamondback Energy, Inc. (“Diamondback”), on February 27, 2014 to, among other things, own, acquire and exploit oil and natural gas properties in North America. The Partnership is currently focused on oil and natural gas properties in the Permian Basin. Unless the context requires otherwise, references to the “Partnership” are intended to mean the business and operations of Viper Energy Partners LP and its consolidated subsidiary, Viper Energy Partners LLC (the “Predecessor”).

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

As of December 31, 2016, the General Partner held a 100% non-economic general partner interest in the Partnership and Diamondback had an approximate 83% limited partner interest in the Partnership. Following the Partnership’s January 2017 underwritten public offering of common units, Diamondback owned approximately 74% of the Partnership’s outstanding common units. Diamondback owns and controls the General Partner.

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

The Partnership evaluates these estimates on an ongoing basis, using historical experience, consultation with experts and other methods the Partnership considers reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from the Partnership’s estimates. Any effects on the Partnership’s business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. Significant items subject to such estimates and assumptions include, but are not limited to, estimates of proved oil and natural gas reserves and related present value estimates of future net cash flows therefrom, the carrying value of oil and natural gas properties, the recoverability of costs of unevaluated properties and unit–based compensation.

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

Royalty income receivable are stated at amounts due from operators, net of an allowance for doubtful accounts when the Partnership believes collection is doubtful. Royalty income receivable outstanding longer than the contractual payment terms are considered past due. The Partnership determines any allowance by considering a number of factors, including the length of time royalty income receivable are past due, the Partnership’s previous loss history, the debtor’s current ability to pay its obligation to us, the condition of the general economy and the industry as a whole. The Partnership writes off specific royalty income receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The Partnership determined that an allowance was unnecessary at both December 31, 2016 and 2015.

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, receivables, payables and a credit agreement. The carrying amount of cash and cash equivalents, receivables and payables approximates fair value because of the short-term nature of the instruments.

Viper Energy Partners LP
Notes to Financial Statements - (Continued)

Oil and Natural Gas Properties

The Partnership uses the full cost method of accounting for its oil and natural gas properties. Under this method, all acquisition, exploration and development costs, including certain internal costs, are capitalized and amortized on a composite unit of production method based on proved oil, natural gas liquids and natural gas reserves. Internal costs capitalized to the full cost pool represent management’s estimate of costs incurred directly related to exploration and development activities such as geological and other administrative costs associated with overseeing the exploration and development activities. All internal costs not directly associated with exploration and development activities were charged to expense as they were incurred. Sales of oil and natural gas properties, whether or not being amortized currently, are accounted for as adjustments of capitalized costs, with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil, natural gas liquids and natural gas. At December 31, 2016 and 2015, the Partnership’s oil and natural gas properties consist solely of mineral interests in oil and natural gas properties.

Depletion of evaluated oil and natural gas properties is computed on the units of production method, whereby capitalized costs are amortized over total proved reserves. The average depletion rate per barrel equivalent unit of production was $12.67, $17.88 and $24.89 for the years ended December 31, 2016, 2015 and 2014, respectively. Depletion for oil and gas properties was $29.8 million, $35.4 million and $27.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Under the full cost method of accounting, the Partnership is required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of the proved oil and gas properties. Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes, or the cost center ceiling. The cost center ceiling is defined as the sum of (a) estimated future net revenues, discounted at 10% per annum, from proved reserves, based on the trailing 12-month unweighted average of the first-day-of-the-month price, adjusted for any contract provisions and excluding the estimated abandonment costs for properties with asset retirement obligations recorded on the balance sheet, (b) the cost of properties not being amortized, if any, and (c) the lower of cost or market value of unproved properties included in the cost being amortized. If the net book value exceeds the ceiling, an impairment or non-cash writedown is required. During the years ended December 31, 2016 and 2015, the Partnership recorded impairments on proved oil and natural gas properties of $47.5 million and $3.4 million, respectively. No impairment on proved oil and natural gas properties was recorded for the year ended December 31, 2014.

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

Capitalized Interest

The Partnership capitalizes interest on expenditures made in connection with acquisitions of unproved properties that are not subject to current amortization. Interest is capitalized only for the period that activities are in progress to bring these properties to their intended use. Capitalized interest cannot exceed gross interest expense. During the year ended December 31, 2014, the Partnership capitalized approximately $5.3 million of interest expense. The Partnership did not have any capitalized interest for the years ended December 31, 2016 and 2015.

Debt Issuance Costs

Other assets include capitalized costs of $2.2 million, $1.7 million and $1.3 million, net of accumulated amortization of $0.8 million, $0.4 million and $0.1 million as of December 31, 2016, 2015 and 2014, respectively. The costs are associated with the Partnership’s credit agreement and are being amortized over the term of the credit agreement.

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

Concentrations

The Partnership is subject to risk resulting from the concentration of the Partnership’s royalty interest revenues in producing oil and natural gas properties and receivables with several significant purchasers. For the year ended December 31, 2016, two purchasers each accounted for more than 10% of royalty interest revenue: Shell Trading (57%) and RSP Permian LLC (32%). For the year ended December 31, 2015, two purchasers each accounted for more than 10% of royalty interest revenue: Shell Trading (68%) and RSP Permian LLC (25%). For the year ended December 31, 2014, two purchasers each accounted for more than 10% of royalty interest revenue: Shell Trading (70%) and Permian Transport & Trading (15%). The Partnership does not require collateral and does not believe the loss of any single purchaser would materially impact the Partnership’s operating results, as crude oil and natural gas are fungible products with well-established markets and numerous purchasers.

Investments

The Partnership has an equity interest in a limited partnership that is so minor that the Partnership has no influence over partnership operating and financial policies. This interest was acquired during the year ended December 31, 2014 and is accounted for under the cost method. Under the cost method, investments are carried at cost and are adjusted only for other than temporary declines in fair value, certain distributions and additional investments. As of December 31, 2016, the book value of this investment was $33.9 million, which is included in other assets in the accompanying consolidated balance sheets.

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

The Partnership is subject to the Texas margin tax. Any amounts related to operations for the period in 2014 prior to the closing of the IPO on June 23, 2014 will be included in Diamondback’s unitary filing for this tax. Diamondback does not expect any Texas margin tax to be due for the years ended December 31, 2016, 2015 and 2014, so no amount has been provided in the accompanying financial statements.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers”. This update supersedes most of the existing revenue recognition requirements in GAAP and requires (i) an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services and (ii) requires expanded disclosures regarding the nature, amount, timing and certainty of revenue and cash flows from contracts with customers. The standard will be effective for annual and interim reporting periods beginning after December 15, 2017, early application permitted for annual reporting period beginning after December 31, 2016. The standard allows for either full retrospective adoption, meaning

Viper Energy Partners LP
Notes to Financial Statements - (Continued)

the standard is applied to all periods presented in the financial statements, or modified retrospective adoption, meaning the standard is applied only to the most current period presented. The Partnership is currently evaluating the impact of this standard; however, it does not believe this standard will have a material impact on the Partnership’s financial statements.

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

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-02, “Leases”. This update applies to any entity that enters into a lease, with some specified scope exemptions. Under this update, a lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. While there were no major changes to the lessor accounting, changes were made to align key aspects with the revenue recognition guidance. This update will be effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. Entities will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Partnership believes the primary impact of adopting this standard will be the recognition of assets and liabilities on the balance sheet for current operating leases. The Partnership is still evaluating the impact of this standard.

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

Viper Energy Partners LP
Notes to Financial Statements - (Continued)

In May 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-12, “Revenue from Contracts with Customers - Narrow-Scope Improvements and Practical Expedients”. This update applies only to the following areas from Accounting Standards Codification Topic 606: assessing the collectability criterion and accounting for contracts that do not meet the criteria for step 1, presentation of sales taxes and other similar taxes collected from customers, non-cash consideration, contract modification at transition, completed contracts at transition and technical correction. This standard has the same effective date as Accounting Standards Update 2016-08, the revenue recognition standard discussed above. The adoption of this standard is not expected to have a material impact on the Partnership's financial position, results of operations and liquidity.

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-13, “Financial Instruments - Credit Losses”. This update affect entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. This update will be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Partnership does not believe the adoption of this standard will have a material impact on the Partnership’s financial statements since the Partnership does not have a history of credit losses.

3.    ACQUISITIONS

2016 Activity

During 2016, the Partnership acquired mineral interests underlying 61,679 gross (2,142 net royalty) acres in 63 transactions for an aggregate of approximately $205.7 million. The Partnership funded these acquisitions primarily with borrowings under its revolving credit facility and a portion of the net proceeds from its August 2016 offering of common units.

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

Viper Energy Partners LP
Notes to Financial Statements - (Continued)

4.    OIL AND NATURAL GAS INTERESTS

Oil and natural gas interests include the following:

	December 31,
	2016	2015
	(in thousands)
Oil and natural gas interests:
Subject to depletion	$508,586	$469,663
Not subject to depletion	252,232	85,329
Gross oil and natural gas interests	760,818	554,992
Accumulated depletion and impairment	(148,948)	(71,659)
Oil and natural gas interests, net	$611,870	$483,333

Balance of acquisition costs not subject to depletion
Incurred in 2016	$169,528
Incurred in 2015	$37,112
Incurred in 2014	$45,592

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

As a result of the decline in prices, the Partnership recorded non-cash impairments for the years ended December 31, 2016 and 2015 of $47.5 million and $3.4 million, respectively, which are included in accumulated depletion. The impairment charge affected the Partnership’s reported net loss but did not reduce its cash flow. In addition to commodity prices, the Partnership’s production rates, levels of proved reserves, future development costs, transfers of unevaluated properties and other factors will determine its actual ceiling test limitations and impairment analysis in future periods.

5.    DEBT

Credit Agreement-Wells Fargo Bank

The Partnership is a party to a secured revolving credit agreement, dated as of July 8, 2014, as amended, with Wells Fargo Bank, National Association (“Wells Fargo”), as the administrative agent, sole book runner and lead arranger, and certain other lenders party thereto. The credit agreement provides for a revolving credit facility in the maximum amount of $500.0 million, subject to scheduled semi-annual and other elective collateral borrowing base redeterminations based on the Partnership’s oil and natural gas reserves and other factors (the “borrowing base”). The borrowing base is scheduled to be re-determined semi-annually with effective dates of April 1st and October 1st. In addition, the Partnership may request up to three additional redeterminations of the borrowing base during any 12-month period. As of December 31, 2016, the borrowing base was set at $275.0 million. On August 5, 2016, the Partnership repaid $78.0 million of its outstanding borrowings with a portion of the proceeds from the Partnership’s August 2016 public offering of common units and, as of December 31, 2016, the Partnership had $120.5 million outstanding under its credit agreement. Upon completion of the Partnership’s January 2017 underwritten public offering of common units, the Partnership repaid all of the outstanding borrowings under its credit agreement, and as of February 13, 2017, had no borrowings outstanding under this agreement.

Viper Energy Partners LP
Notes to Financial Statements - (Continued)

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

The Partnership Agreement requires the Partnership to reimburse the General Partner for all direct and indirect expenses incurred or paid on the Partnership’s behalf and all other expenses allocable to the Partnership or otherwise incurred by the General Partner in connection with operating the Partnership’s business. The Partnership Agreement does not set a limit on the amount of expenses for which the General Partner and its affiliates may be reimbursed. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for the Partnership or on the Partnership’s behalf and expenses allocated to the General Partner by its affiliates. The General Partner is entitled to determine the expenses that are allocable to the Partnership. For the year ended December 31, 2016, the General Partner did not receive any reimbursements from the Partnership. For the year ended December 31, 2015, the General Partner did not receive any reimbursements from the Partnership other than the $4,000 outstanding at December 31, 2014.

Viper Energy Partners LP
Notes to Financial Statements - (Continued)

Advisory Services Agreement

In connection with the closing of the IPO, the Partnership and General Partner entered into an advisory services agreement with Wexford Capital LP (“Wexford”), Diamondback’s equity sponsor, dated as of June 23, 2014 (the “Advisory Services Agreement”), under which Wexford provides the Partnership and the General Partner with general financial and strategic advisory services related to the Partnership’s business in return for an annual fee of $0.5 million, plus reasonable out-of-pocket expenses. The Advisory Services Agreement had an initial term of two years commencing on June 23, 2014, and continues for additional one-year periods unless terminated in writing by either party at least ten days prior to the expiration of the then current term. It may be terminated at any time by either party upon 30 days prior written notice. In the event the Partnership terminates the Advisory Services Agreement, the Partnership is obligated to pay all amounts due through the remaining term. In addition, the Partnership has agreed to pay Wexford to-be-negotiated market-based fees approved by the conflict committee of the board of directors of the General Partner for such services as may be provided by Wexford at the Partnership’s request in connection with future acquisitions and divestitures, financings or other transactions in which the Partnership may be involved. The services provided by Wexford under the Advisory Services Agreement do not extend to the Partnership’s day-to-day business or operations. The Partnership has agreed to indemnify Wexford and its affiliates from any and all losses arising out of or in connection with the Advisory Services Agreement except for losses resulting from Wexford’s or its affiliates’ gross negligence or willful misconduct. For the year ended December 31, 2016, the Partnership did not pay any costs under the Advisory Services Agreement. For the years ended December 31, 2015 and 2014, the Partnership incurred costs of $0.5 million and $0.3 million, under the Advisory Services Agreement. At December 31, 2016 and 2015, there were no outstanding amounts payable by the Partnership to Wexford.

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

Lease Bonus

During the year ended December 31, 2016, Diamondback paid the Partnership $0.3 million in lease bonus payments to extend the term of six leases, reflecting an average bonus of $1,371 per acre.
Shared Services Agreement

Effective September 19, 2013, the Predecessor entered into a shared services agreement with Diamondback E&P LLC, a wholly-owned subsidiary of Diamondback. This agreement was terminated in connection with the IPO. Under this agreement, Diamondback E&P LLC provided consulting and administrative services to the Predecessor. The Predecessor incurred a monthly charge for the services of $26,000. For the year ended December 31, 2014, the Partnership incurred costs under this agreement of $0.2 million.

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

Viper Energy Partners LP
Notes to Financial Statements - (Continued)

For the years ended December 31, 2016, 2015 and 2014, the Partnership incurred $3.8 million, $3.9 million and $2.1 million, respectively, of unit–based compensation.

Unit Options

In accordance with the LTIP, the exercise price of unit options granted may not be less than the market value of the common units at the date of grant. The units issued under the LTIP will consist of new common units of the Partnership. On June 17, 2014, the Partnership granted 2,500,000 unit options to the executive officers of the General Partner. The unit options vest approximately 33% ratably on each of the first three anniversaries of the date of grant or earlier upon a change of control (as defined in the LTIP). All outstanding unit options were amended effective November 29, 2016 to provide that vested unit options will become exercisable upon the earlier to occur of (i) the “Exercise Window Period” beginning on the third anniversary of the date of grant and ending on December 31, 2017, or (ii) the “Change of Control Exercise Period” beginning ten days before and ending on the date a change of control occurs (the earlier occurring of such events, the “Exercise Period”). At any time within the Exercise Period, if a participant attempts to exercise a vested unit option and the fair market value per unit as of such date is less than the exercise price per option unit, the vested unit option will not be exercisable. At the end of the Exercise Period, any vested unit option that is not exercisable or that has not been exercised will automatically terminate and become null and void.

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

2014
Grant-date fair value	$4.24
Expected volatility	36.0%
Expected dividend yield	5.9%
Expected term (in years)	3.0
Risk-free rate	0.99%
The following table presents the unit option activity under the LTIP for the year ended December 31, 2016:

		Weighted Average
	Unit Options	Exercise Price	Remaining Term	Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2015	2,500,000	$26.00
Granted	7,600	$18.49
Expired/Forfeited	(83,334)	$26.00
Outstanding at December 31, 2016	2,424,266	$—	0.47	$—
Vested and Expected to Vest at December 31, 2016	2,424,266	$—	0.47	$—
Exercisable at December 31, 2016	—	$—	0.00	$—

As of December 31, 2016, the unrecognized compensation cost related to unvested unit options was $1.4 million. Such cost is expected to be recognized over a weighted-average period of 0.5 years.

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

Viper Energy Partners LP
Notes to Financial Statements - (Continued)

The following table presents the phantom unit activity under the LTIP for the year ended December 31, 2016:

	Phantom Units	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2015	25,348	$16.89
Granted	21,696	$16.57
Vested	(24,350)	$17.27
Forfeited	(1,646)	$15.48
Unvested at December 31, 2016	21,048	$16.23

The aggregate fair value of phantom units that vested during the year ended December 31, 2016 was $0.4 million. As of December 31, 2016, the unrecognized compensation cost related to unvested phantom units was $0.3 million. Such cost is expected to be recognized over a weighted-average period of 1.8 years.

8.    PARTNERS’ CAPITAL AND PARTNERSHIP DISTRIBUTIONS

The Partnership has general partner and common unit partnership interests. The general partner interest is a non-economic interest and is not entitled to any cash distributions.

At December 31, 2016, the Partnership had a total of 87,800,356 common units issued and outstanding, of which 72,450,000 common units were owned by Diamondback, representing approximately 83% of the total Partnership units outstanding. Following the Partnership’s January 2017 underwritten public offering of common units, Diamondback owned approximately 74% of the Partnership’s outstanding common units.

The following table summarizes changes in the number of the Partnership’s common units:

Common Units
Balance at December 31, 2015	79,726,006
Common units issued in August 2016 public offering	8,050,000
Common units vested and issued under the LTIP	24,350
Balance at December 31, 2016	87,800,356

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

Viper Energy Partners LP
Notes to Financial Statements - (Continued)

The following table presents cash distributions approved by the board of directors of the General Partner for the periods presented.

Date of Approval	Quarter	Amount per Unit	Distribution Date	Amount Distributed to Diamondback
				(in thousands)
February 5, 2015	Q4 2014	$0.250	February 27, 2015	$17,612
May 1, 2015	Q1 2015	$0.189	May 22, 2015	$13,385
July 31, 2015	Q2 2015	$0.220	August 21, 2015	$15,499
October 30, 2015	Q3 2015	$0.200	November 20, 2015	$14,091
February 12, 2016	Q4 2015	$0.228	February 26, 2016	$16,063
May 2, 2016	Q1 2016	$0.149	May 23, 2016	$10,497
July 21, 2016	Q2 2016	$0.189	August 22, 2016	$13,693
October 25, 2016	Q3 2016	$0.207	November 18, 2016	$14,997

9.    EARNINGS PER UNIT

The net income per common unit on the consolidated statements of operations is based on the net income (loss) of the Partnership for the years ended December 31, 2016 and 2015 and for the period after the closing of its IPO on June 23, 2014 through December 31, 2014, since this is the amount of net income that is attributable to the Partnership’s common units.

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

	Year Ended December 31,		June 23 through December 31, 2014
	2016	2015
	(in thousands, except per unit amounts)
Net income (loss) attributable to the period	$(10,899)	$24,419	$22,613
Net income per common unit, basic	$(0.13)	$0.31	$0.29
Net income per common unit, diluted	$(0.13)	$0.31	$0.29
Weighted-average common units outstanding, basic	83,081	79,717	78,090
Weighted-average common units outstanding, diluted	83,081	79,727	78,102

For the years ended December 31, 2016 and 2015, there were 1,567,155 units and 1,697,142 units, respectively, that were not included in the computation of diluted earnings per unit because their inclusion would have been anti-dilutive for the periods presented but could potentially dilute basic earnings per unit in future periods.

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

11.    SUBSEQUENT EVENTS

On January 24, 2017, the Partnership completed an underwritten public offering of 9,775,000 common units, which included 1,275,000 common units issued pursuant to an option to purchase additional common units granted to the underwriters. The Partnership received net proceeds from this offering of approximately $147.6 million, after deducting underwriting discounts and commissions and estimated offering expenses, of which the Partnership used $120.5 million to repay the outstanding borrowings under its revolving credit agreement and the balance will be used for general partnership purposes, which may include additional acquisitions.
On February 3, 2017, the board of directors of the General Partner approved a cash distribution for the fourth quarter of 2016 of $0.258 per common unit, payable on February 24, 2017, to unitholders of record at the close of business on February 17, 2017.

12.    SUPPLEMENTAL INFORMATION ON OIL AND NATURAL GAS OPERATIONS (Unaudited)

The Partnership’s oil and natural gas reserves are attributable solely to properties within the United States.

Capitalized oil and natural gas costs

Aggregate capitalized costs related to oil and natural gas production activities with applicable accumulated depreciation, depletion and amortization are as follows:

	December 31,
	2016	2015
	(In thousands)
Oil and natural gas interests:
Proved	$508,586	$469,663
Unproved	252,232	85,329
Total oil and natural gas interests	760,818	554,992
Accumulated depletion and impairment	(148,948)	(71,659)
Net oil and natural gas interests capitalized	$611,870	$483,333

Costs incurred in oil and natural gas activities

Costs incurred in oil and natural gas property acquisition, exploration and development activities are as follows:

	December 31,
	2016	2015	2014
	(In thousands)
Acquisition costs
Proved properties	$31,441	$4,121	$10,879
Unproved properties	174,385	39,786	46,810
Total	$205,826	$43,907	$57,689

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

	December 31,
	2016	2015	2014
	(In thousands)
Royalty income	$78,837	$74,859	$77,767
Production and ad valorem taxes	(5,544)	(5,531)	(5,377)
Gathering and transportation	(415)	(259)	—
Depletion	(29,820)	(35,436)	(27,601)
Impairment	(47,469)	(3,423)	—
Results of operations from oil, natural gas and natural gas liquids	$(4,411)	$30,210	$44,789

Oil and Natural Gas Reserves

Proved oil and natural gas reserve estimates as of December 31, 2016, 2015 and 2014 were prepared by Ryder Scott Company, L.P., independent petroleum engineers. Proved reserves were estimated in accordance with guidelines established by the SEC, which require that reserve estimates be prepared under existing economic and operating conditions based upon the 12-month unweighted average of the first-day-of-the-month prices.

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

Viper Energy Partners LP
Notes to Financial Statements - (Continued)

The changes in estimated proved reserves are as follows:

	Oil (Bbls)	Natural Gas Liquids (Bbls)	Natural Gas (Mcf)
Proved Developed and Undeveloped Reserves:
As of December 31, 2013	7,218,080	1,175,123	11,261,585
Purchase of reserves in place	225,217	—	346,123
Extensions and discoveries	6,937,134	1,370,291	9,831,241
Revisions of previous estimates	(693,596)	112,368	(1,795,981)
Production	(856,541)	(144,074)	(648,808)
As of December 31, 2014	12,830,294	2,513,708	18,994,160
Purchase of reserves in place	107,072	3,640	430,733
Extensions and discoveries	8,449,586	2,012,599	9,476,316
Revisions of previous estimates	(1,454,037)	(375,275)	(3,464,719)
Production	(1,555,493)	(238,716)	(1,128,605)
As of December 31, 2015	18,377,422	3,915,956	24,307,885
Purchase of reserves in place	1,137,783	436,846	2,315,051
Extensions and discoveries	5,647,430	1,477,074	7,181,625
Revisions of previous estimates	(2,040,713)	74,023	(5,223,179)
Production	(1,777,922)	(327,899)	(1,490,382)
As of December 31, 2016	21,344,000	5,576,000	27,091,000

Proved Developed Reserves:
December 31, 2014	6,951,892	1,470,966	10,377,401
December 31, 2015	9,700,000	2,204,951	13,739,050
December 31, 2016	12,332,000	3,247,000	15,933,000

Proved Undeveloped Reserves:
December 31, 2014	5,878,402	1,042,742	8,616,759
December 31, 2015	8,677,422	1,711,005	10,568,835
December 31, 2016	9,012,000	2,329,000	11,158,000

Revisions represent changes in previous reserves estimates, either upward or downward, resulting from new information normally obtained from development drilling and production history or resulting from a change in economic factors, such as commodity prices, operating costs or development costs.

During the year ended December 31, 2016, the Partnership’s extensions and discoveries of 8,321 MBoe resulted primarily from the drilling of 33 new wells and from 32 new proved undeveloped locations added. The Partnership’s negative revisions of previous estimated quantities of 2,837 MBoe were primarily due to technical revisions with the remainder due to lower product pricing. The purchase of reserves in place of 1,960 MBoe were due to multiple acquisitions with the largest being located in Loving and Midland counties.

During the year ended December 31, 2015, purchases of reserves were primarily from one acquisition in Howard County and several minor acquisitions in other areas consisting of 124 vertical wells and one horizontal well. Extensions are primarily the result of horizontal development of the Wolfcamp B and Lower Spraberry shales. The extensions were the result of one vertical well and 83 horizontal wells, of which 51 horizontal wells are in the proved undeveloped category. Diamondback is the operator of 57 of the 84 total wells. Revisions are primarily the result of downgrading nine horizontal wells and 48 vertical wells that were classified as PUDs into the probable category as a result of lower product prices and subsequent changes in drilling plans such that the wells are no longer expected to be drilled within five years of when they were originally booked.

Viper Energy Partners LP
Notes to Financial Statements - (Continued)

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

The following table sets forth the standardized measure of discounted future net cash flows attributable to the Partnership’s proved oil and natural gas reserves as of December 31, 2016, 2015 and 2014.

	December 31,
	2016	2015	2014
	(In thousands)
Future cash inflows	$948,090	$912,276	$1,287,730
Future production taxes	(69,109)	(61,777)	(88,559)
Future state margin tax expenses	(4,615)	(4,789)	(9,014)
Future net cash flows	874,366	845,710	1,190,157
10% discount to reflect timing of cash flows	(461,785)	(449,947)	(636,921)
Standardized measure of discounted future net cash flows	$412,581	$395,763	$553,236

In the table below the average first-day-of–the-month price for oil, natural gas and natural gas liquids is presented, all utilized in the computation of future cash inflows.

	December 31,
	2016	2015	2014
	Unweighted Arithmetic Average
	First-Day-of-the-Month Prices
Oil (per Bbl)	$39.64	$45.03	$87.33
Natural gas (per Mcf)	$1.36	$1.64	$5.12
Natural gas liquids (per Bbl)	$11.69	$11.41	$27.87

Principal changes in the standardized measure of discounted future net cash flows attributable to the Partnership’s proved reserves are as follows:

	December 31,
	2016	2015	2014
	(In thousands)
Standardized measure of discounted future net cash flows at the beginning of the period	$395,763	$553,236	$327,246
Purchase of minerals in place	23,651	2,963	10,879
Sales of oil and natural gas, net of production costs	(74,628)	(69,328)	(72,390)
Extensions and discoveries	104,451	181,330	287,837
Net changes in prices and production costs	(42,155)	(269,154)	(17,266)
Revisions of previous quantity estimates	(42,883)	(71,399)	(28,270)
Net changes in state margin taxes	51	(1,884)	(1,650)
Accretion of discount	39,800	54,911	33,450
Net changes in timing of production and other	8,531	15,088	13,400
Standardized measure of discounted future net cash flows at the end of the period	$412,581	$395,763	$553,236

Viper Energy Partners LP
Notes to Financial Statements - (Continued)

13.    QUARTERLY FINANCIAL DATA (Unaudited)

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per unit amounts)
Royalty income	$14,086	$16,836	$19,992	$27,923
Income (loss) from operations	(23,104)	(13,711)	10,594	16,910
Net income (loss)	(23,335)	(14,020)	10,202	16,254
Net income attributable to common limited partners per unit:
Basic	$(0.29)	$(0.18)	$0.12	$0.20
Diluted	$(0.29)	$(0.18)	$0.12	$0.20

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per unit amounts)
Royalty income	$16,545	$19,619	$18,777	$19,918
Income from operations	4,764	7,946	6,545	5,120
Net income	5,082	8,045	6,355	4,937
Net income attributable to common limited partners per unit:
Basic	$0.06	$0.10	$0.08	$0.06
Diluted	$0.06	$0.10	$0.08	$0.06

EXHIBIT INDEX

Exhibit Number	Description
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

10.2
First Amendment, dated as of August 15, 2014, to Credit Agreement, dated as of July 8, 2014, among Viper Energy Partners LP, as borrower, the guarantors party thereto, Wells Fargo, National Association, as administrative agent, and certain lenders party thereto (incorporated by reference to Exhibit 10.1 of the Partnership’s Form 10-Q (File No. 001-36505) filed on August 6, 2015).

10.3
Second Amendment, dated as of May 22, 2015, to Credit Agreement, dated as of July 8, 2014, among Viper Energy Partners LP, as borrower, the guarantors party thereto, Wells Fargo, National Association, as administrative agent, and certain lenders party thereto (incorporated by reference to Exhibit 10.2 of the Partnership’s Form 10-Q (File No. 001-36505) filed on August 6, 2015).

10.4
Third Amendment, dated as of June 21, 2016, to the Credit Agreement, dated as of July 8, 2014, by and among Viper Energy Partners LP, as borrower, Viper Energy Partners LLC, as guarantor, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Partnership’s Current Report on Form 8-K (File No. 001-36505) filed on June 27, 2016).

10.5
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

10.6
Contribution Agreement, dated June 17, 2014, by and among Viper Energy Partners LLC, Viper Energy Partners GP LLC, Viper Energy Partners LP and Diamondback Energy, Inc. (incorporated by reference to Exhibit 10.1 of the Partnership’s Current Report on Form 8-K (File No. 001-36505) filed on June 23, 2014).

10.7+	Viper Energy Partners LP Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 of the Partnership’s Current Report on Form 8-K (File No. 001-36505) filed on June 23, 2014).
10.8
Advisory Services Agreement, dated June 23, 2014, by and among Viper Energy Partners LP, Viper Energy Partners GP LLC and Wexford Capital LP (incorporated by reference to Exhibit 10.3 of the Partnership’s Current Report on Form 8-K (File No. 001-36505) filed on June 23, 2014).

10.9	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 of the Partnership’s Current Report on Form 8-K (File No. 001-36505) filed on June 23, 2014).
10.1
Tax Sharing Agreement, dated June 23, 2014, by and between Viper Energy Partners LP and Diamondback Energy, Inc. (incorporated by reference to Exhibit 10.5 of the Partnership’s Current Report on Form 8-K (File No. 001-36505) filed on June 23, 2014).

10.11+	Form of Unit Option Agreement (incorporated by reference to Exhibit 10.6 of the Partnership’s Current Report on Form 8-K (File No. 001-36505) filed on June 23, 2014).
10.12+	Form of Phantom Unit Agreement (incorporated by reference to Exhibit 10.2 of the Partnership’s Quarterly Report on Form 10-Q (File No. 001-36505) filed on November 6, 2014).
21.1*	List of Subsidiaries of Viper Energy Partners LP.
23.1*	Consent of Grant Thornton LLP.
23.2*	Consent of Ryder Scott Company, LP.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

E-1

Exhibit Number	Description
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