Form 10-K/A
period 2016-12-31
Viper Energy Partners LP
filed 2017-03-02
CIK 1602065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common units held by non-affiliates was approximately $169,441,572 on June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, based on closing prices in the daily composite list for transactions on the NASDAQ Global Select Market on such date. As of February 13, 2017, 97,575,356 common limited partner units of the registrant were outstanding.
Documents Incorporated By Reference: None

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K of Viper Energy Partners LP for the fiscal year ended December 31, 2016, originally filed on February 15, 2017 (the “Original Filing”), is being filed solely to correct an error in the number of common limited partner units outstanding as of February 13, 2017 shown on the cover page. The correct number of common units outstanding as of such date is 97,575,356, as indicated on the cover page of this Amendment No. 1.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Except as described above, no other changes have been made to the Original Filing, and this Form 10-K/A does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. This Form 10-K/A does not reflect events that may have occurred subsequent to the filing date of the Original Filing.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIPER ENERGY PARTNERS LP

		By:	VIPER ENERGY PARTNERS GP LLC
its General Partner

Date:	March 1, 2017	By:	/s/ Teresa L. Dick
Teresa L. Dick
Chief Financial Officer

S-1

Exhibit Index

The following is a list of all exhibits filed as a part of this Annual Report on Form 10-K/A.

Exhibit Number	Description of Exhibits
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

E-1