Form 10-Q
period 2017-03-31
Viper Energy Partners LP
filed 2017-05-04
CIK 1602065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2017
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 28, 2017, 97,575,356 common limited partner units of the registrant were outstanding.

VIPER ENERGY PARTNERS LP
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2017

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

Viper Energy Partners LP
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2017	2016

	(In thousands, except unit amounts)
Assets
Current assets:
Cash and cash equivalents	$28,563	$9,213
Restricted cash	—	500
Royalty income receivable	9,217	10,043
Royalty income receivable—related party	6,951	3,470
Other current assets	208	187
Total current assets	44,939	23,413
Property and equipment:
Oil and natural gas interests, full cost method of accounting ($254,303 and $252,232 excluded from depletion at March 31, 2017 and December 31, 2016, respectively)	769,393	760,818
Accumulated depletion and impairment	(156,795)	(148,948)
Oil and natural gas interests, net	612,598	611,870
Other assets	35,053	35,266
Total assets	$692,590	$670,549
Liabilities and Unitholders’ Equity
Current liabilities:
Accounts payable	$31	$1,780
Other accrued liabilities	841	371
Total current liabilities	872	2,151
Long-term debt	—	120,500
Total liabilities	872	122,651
Commitments and contingencies (Note 9)
Unitholders’ equity:
Common units (97,575,356 units issued and outstanding as of March 31, 2017 and 87,800,356 units issued and outstanding as of December 31, 2016 )	691,718	547,898
Total unitholders’ equity	691,718	547,898
Total liabilities and unitholders’ equity	$692,590	$670,549

See accompanying notes to consolidated financial statements.

Viper Energy Partners LP
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(In thousands, except per unit amounts)
Operating income:
Royalty income	$32,050	$14,086
Lease bonus	1,602	108
Total operating income	33,652	14,194
Costs and expenses:
Production and ad valorem taxes	2,070	1,302
Gathering and transportation	143	86
Depletion	7,847	8,150
Impairment	—	26,011
General and administrative expenses	2,142	1,749
Total costs and expenses	12,202	37,298
Income (loss) from operations	21,450	(23,104)
Other income (expense):
Interest expense	(612)	(430)
Other income (expense)	(186)	199
Total other income (expense), net	(798)	(231)
Net income (loss)	$20,652	$(23,335)

Net income attributable to common limited partners per unit:
Basic and Diluted	$0.22	$(0.29)
Weighted average number of limited partner units outstanding:
Basic	94,969	79,726
Diluted	94,979	79,726

See accompanying notes to consolidated financial statements.

Viper Energy Partners LP
Consolidated Statements of Unitholders' Equity
(Unaudited)

	Limited Partners
	Common
	Units	Amount	Total
		(In thousands)
Balance at December 31, 2015	79,726	$495,144	$495,144
Unit-based compensation		973	973
Distributions to public		(2,115)	(2,115)
Distributions to Diamondback		(16,063)	(16,063)
Net loss		(23,335)	(23,335)
Balance at March 31, 2016	79,726	$454,604	$454,604

Balance at December 31, 2016	87,800	$547,898	$547,898
Net proceeds from the issuance of common units - Public	9,575	147,523	147,523
Unit-based compensation		819	819
Distributions to public		(6,482)	(6,482)
Distributions to Diamondback		(18,692)	(18,692)
Net income		20,652	20,652
Balance at March 31, 2017	97,375	$691,718	$691,718

See accompanying notes to consolidated financial statements.

Viper Energy Partners LP
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$20,652	$(23,335)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion	7,847	8,150
Impairment	—	26,011
Amortization of debt issuance costs	133	92
Non-cash unit-based compensation	819	973
Changes in operating assets and liabilities:
Restricted cash	500	—
Royalty income receivable	826	1,187
Royalty income receivable—related party	(3,481)	1,728
Accounts payable—related party	—	(4)
Accounts payable and other accrued liabilities	(1,187)	827
Other current assets	(44)	257
Net cash provided by operating activities	26,065	15,886
Cash flows from investing activities:
Acquisition of mineral interests	(8,579)	(2,082)
Net cash used in investing activities	(8,579)	(2,082)
Cash flows from financing activities:
Proceeds from borrowings under credit facility	—	8,500
Repayment on credit facility	(120,500)	—
Debt issuance costs	(1)	(2)
Proceeds from public offerings	147,725	—
Public offering costs	(186)	—
Distributions to partners	(25,174)	(18,178)
Net cash provided by (used in) financing activities	1,864	(9,680)
Net increase in cash	19,350	4,124
Cash and cash equivalents at beginning of period	9,213	539
Cash and cash equivalents at end of period	$28,563	$4,663

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest	$582	$339
See accompanying notes to consolidated financial statements.

Viper Energy Partners LP
Notes to Financial Statements
(Unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION

Organization

Viper Energy Partners LP (the “Partnership”) is a publicly traded Delaware limited partnership, the common units of which are listed on the NASDAQ Global Market under the symbol “VNOM”. The Partnership was formed by Diamondback Energy, Inc. (“Diamondback”) on February 27, 2014 to, among other things, own, acquire and exploit oil and natural gas properties in North America. The Partnership is currently focused on oil and natural gas properties in the Permian Basin. Unless the context requires otherwise, references to “we,” “us,” “our,” or “the Partnership” are intended to mean the business and operations of Viper Energy Partners LP and its consolidated subsidiary, Viper Energy Partners LLC.

As of March 31, 2017, Viper Energy Partners GP LLC (the “General Partner”), held a 100% non-economic general partner interest in the Partnership and Diamondback had an approximate 74% limited partner interest in the Partnership. Diamondback owns and controls the General Partner.

Basis of Presentation

The accompanying consolidated financial statements and related notes thereto were prepared in conformity with GAAP. All material intercompany balances and transactions are eliminated in consolidation.

These financial statements have been prepared by the Partnership without audit, pursuant to the rules and regulations of the SEC. They reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations, although the Partnership believes the disclosures are adequate to make the information presented not misleading. This Quarterly Report on Form 10–Q should be read in conjunction with the Partnership’s most recent Annual Report on Form 10–K for the fiscal year ended December 31, 2016, which contains a summary of the Partnership’s significant accounting policies and other disclosures.

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
(unaudited)

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

In March 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-09, "Compensation - Stock Compensation". This update applies to all entities that issue equity-based payment awards to their employees. Under this update, there were several areas that were simplified including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This update was effective for financial statements issued for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Partnership prospectively adopted this standard effective January 1, 2017. The Partnership elected to account for forfeitures as they occur as a result of adopting this standard.

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

Viper Energy Partners LP
Notes to Financial Statements - (Continued)
(unaudited)

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-13, “Financial Instruments - Credit Losses”. This update affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affects loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. This update will be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Partnership does not believe the adoption of this standard will have a material impact on the Partnership’s financial statements since the Partnership does not have a history of credit losses.

In January 2017, the Financial Accounting Standards Board issued Accounting Standards Update 2017-01, “Business Combinations - Clarifying the Definition of a Business”. This update apples to all entities that must determine whether they acquired or sold a business. This update provides a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This update will be effective for financial statements issued for fiscal years beginning after December 31, 2017, including interim periods within those fiscal years. This update should be applied prospectively on or after the effective date. This update is not expected to have a material impact the Partnership’s financial statements or results of operations. The adoption of this update will change the process that the Partnership uses to evaluate whether the Partnership has acquired a business or an asset. This update will be applied prospectively and will not have an effect on prior acquisitions.

3.    OIL AND NATURAL GAS INTERESTS

Oil and natural gas interests include the following:

	March 31,	December 31,
	2017	2016

	(in thousands)
Oil and natural gas interests:
Subject to depletion	$515,090	$508,586
Not subject to depletion	254,303	252,232
Gross oil and natural gas interests	769,393	760,818
Accumulated depletion and impairment	(156,795)	(148,948)
Oil and natural gas interests, net	$612,598	$611,870

Balance of acquisition costs not subject to depletion
Incurred in 2017	$8,301
Incurred in 2016	$163,920
Incurred in 2015	$36,535
Incurred in 2014	$45,547

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

As a result of the decline in prices, the Partnership recorded a non-cash impairment for the three months ended March 31, 2016 of $26.0 million, which is included in accumulated depletion and impairment. There was no impairment recorded for the three months ended March 31, 2017. For 2016, the impairment charge affected the Partnership’s reported net loss but did not reduce its cash flow. In addition to commodity prices, the Partnership’s production rates, levels of proved reserves, future development costs, transfers of unevaluated properties and other factors will determine its actual ceiling test limitations and impairment analysis in future periods.

4.    DEBT

Credit Agreement-Wells Fargo Bank

The Partnership is party to a secured revolving credit agreement, dated as of July 8, 2014, as amended, with Wells Fargo, as the administrative agent, sole book runner and lead arranger. The credit agreement provides for a revolving credit facility in the maximum amount of $500.0 million, subject to scheduled semi-annual and other elective collateral borrowing base redeterminations based on the Partnership’s oil and natural gas reserves and other factors. The borrowing base is scheduled to be re-determined semi-annually with effective dates of April 1st and October 1st. In addition, the Partnership may request up to three additional redeterminations of the borrowing base during any 12-month period. As of March 31, 2017, the borrowing base was set at $275.0 million and the Partnership had no outstanding borrowings under its credit agreement.

The outstanding borrowings under the credit agreement bear interest at a rate elected by the Partnership that is equal to an alternative base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.50% and 3-month LIBOR plus 1.0%) or LIBOR, in each case plus the applicable margin. The applicable margin ranges from 1.00% to 2.00% in the case of the alternative base rate and from 2.00% to 3.00% in the case of LIBOR, in each case depending on the amount of the loan outstanding in relation to the borrowing base. The Partnership is obligated to pay a quarterly commitment fee ranging from 0.375% to 0.500% per year on the unused portion of the borrowing base, which fee is also dependent on the amount of the loan outstanding in relation to the borrowing base. Loan principal may be optionally repaid from time to time without premium or penalty (other than customary LIBOR breakage), and is required to be repaid (a) to the extent that the loan amount exceeds the borrowing base, whether due to a borrowing base redetermination or otherwise (in some cases subject to a cure period) and (b) at the maturity date of July 8, 2019. The loan is secured by substantially all of the assets of the Partnership and its subsidiary.

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

5.    RELATED PARTY TRANSACTIONS

Partnership Agreement

In connection with the closing of the IPO, the General Partner and Diamondback entered into the first amended and restated agreement of limited partnership, dated June 23, 2014 (the “Partnership Agreement”). The Partnership Agreement requires the Partnership to reimburse the General Partner for all direct and indirect expenses incurred or paid on the Partnership’s behalf

Viper Energy Partners LP
Notes to Financial Statements - (Continued)
(unaudited)

and all other expenses allocable to the Partnership or otherwise incurred by the General Partner in connection with operating the Partnership’s business. The Partnership Agreement does not set a limit on the amount of expenses for which the General Partner and its affiliates may be reimbursed. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for the Partnership or on the Partnership’s behalf and expenses allocated to the General Partner by its affiliates. The General Partner is entitled to determine the expenses that are allocable to the Partnership. For the three months ended March 31, 2017, the General Partner allocated $0.6 million to the Partnership. During the three months ended March 31, 2016, no expenses were allocated to the Partnership by the General Partner.

Advisory Services Agreement

In connection with the closing of the IPO, the Partnership and General Partner entered into an advisory services agreement with Wexford Capital LP (“Wexford”) dated as of June 23, 2014 (the “Advisory Services Agreement”), under which Wexford provides the Partnership and the General Partner with general financial and strategic advisory services related to the Partnership’s business in return for an annual fee of $0.5 million, plus reasonable out-of-pocket expenses. The Advisory Services Agreement has an initial term of two years commencing on June 23, 2014, and continues for additional one-year periods unless terminated in writing by either party at least ten days prior to the expiration of the then current term. It may be terminated at any time by either party upon 30 days prior written notice. For the three months ended March 31, 2017 and 2016, the Partnership did not pay any costs under the Advisory Services Agreement.

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

Lease Bonus

During the three months ended March 31, 2017, Diamondback paid the Partnership $1,500 in lease bonus payments to extend the term of one lease, reflecting an average bonus of $400 per acre. During the three months ended March 31, 2016, Diamondback paid the Partnership $0.1 million in lease bonus payments to extend the term of one lease, reflecting an average bonus of $2,500 per acre.

6.    UNIT-BASED COMPENSATION

In connection with the IPO, the board of directors of the General Partner adopted the Viper Energy Partners LP Long Term Incentive Plan (“LTIP”), effective June 17, 2014, for employees, officers, consultants and directors of the General Partner and any of its affiliates, including Diamondback, who perform services for the Partnership. The LTIP provides for the grant of unit options, unit appreciation rights, restricted units, unit awards, phantom units, distribution equivalent rights, cash awards, performance awards, other unit-based awards and substitute awards. A total of 9,102,532 common units has been reserved for issuance pursuant to the LTIP. Common units that are cancelled, forfeited or withheld to satisfy exercise prices or tax withholding obligations will be available for delivery pursuant to other awards. The LTIP is administered by the board of directors of the General Partner or a committee thereof.

For the three months ended March 31, 2017, the Partnership incurred $0.8 million of unit–based compensation.

Phantom Units

Under the LTIP, the board of directors of the General Partner is authorized to issue phantom units to eligible employees. The Partnership estimates the fair value of phantom units as the closing price of the Partnership’s common units on the grant date

Viper Energy Partners LP
Notes to Financial Statements - (Continued)
(unaudited)

of the award, which is expensed over the applicable vesting period. Upon vesting the phantom units entitle the recipient to one common unit of the Partnership for each phantom unit.

The following table presents the phantom unit activity under the LTIP for the three months ended March 31, 2017:

	Phantom Units	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2016	21,048	$16.23
Granted	3,126	$17.49
Unvested at March 31, 2017	24,174	$16.39

As of March 31, 2017, the unrecognized compensation cost related to unvested phantom units was $0.2 million. Such cost is expected to be recognized over a weighted-average period of 1.4 years.

7.    PARTNERS’ CAPITAL AND PARTNERSHIP DISTRIBUTIONS

The Partnership has general partner and common unit partnership interests. The general partner interest is a non-economic interest and is not entitled to any cash distributions.

At March 31, 2017, the Partnership had a total of 97,575,356 common units issued and outstanding, of which 72,450,000 common units were owned by Diamondback, representing approximately 74% of the total Partnership common units outstanding.

The following table summarizes changes in the number of the Partnership’s common units:

Common Units
Balance at December 31, 2016	87,800,356
Common units issued in January 2017 public offering	9,775,000
Balance at March 31, 2017	97,575,356

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

8.    EARNINGS PER UNIT

The net income per common unit on the consolidated statements of operations is based on the net income (loss) of the Partnership for the three months ended March 31, 2017 and 2016, since this is the amount of net income (loss) that is attributable to the Partnership’s common units.

The Partnership’s net income (loss) is allocated wholly to the common units as the General Partner does not have an economic interest. Payments made to the Partnership’s unitholders are determined in relation to the cash distribution policy described in Note 7—Partners’ Capital and Partnership Distributions.

Viper Energy Partners LP
Notes to Financial Statements - (Continued)
(unaudited)

Basic net income per common unit is calculated by dividing net income (loss) by the weighted-average number of common units outstanding during the period. Diluted net income per common unit gives effect, when applicable, to unvested common units granted under the LTIP.

	Three Months Ended March 31,
	2017	2016
	(In thousands, except per unit amounts)
Net income (loss) attributable to the period	20,652	(23,335)
Weighted average common units outstanding
Basic weighted average common units outstanding	94,969	79,726
Effect of dilutive securities:
Potential common units issuable	10	—
Diluted weighted average common units outstanding	94,979	79,726
Net income per common unit, basic	$0.22	$(0.29)
Net income per common unit, diluted	$0.22	$(0.29)

For the three months ended March 31, 2017 and 2016, there were 1,285,515 common units and 2,134,291 common units, respectively, that were not included in the computation of diluted earnings per common unit because their inclusion would have been anti-dilutive for the periods presented but could potentially dilute basic earnings per common unit in future periods.

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

Litigation

The Partnership filed an action in October 2014 to recover $0.5 million held in escrow in connection with a purchase and sale agreement. The escrow agent interpleaded the funds, and the other parties to the agreement filed a counterclaim to recover the escrow. Both sides also sought recovery of their attorneys’ fees. The parties reached a settlement of this matter in April 2017 and asked the court to release the escrow funds for distribution in accordance with the terms of the settlement. Once the funds have been distributed, the parties will request an order of dismissal.

10.    SUBSEQUENT EVENTS

Cash Distribution

On April 27, 2017, the board of directors of the General Partner approved a cash distribution for the first quarter of 2017 of $0.302 per common unit, payable on May 25, 2017, to unitholders of record at the close of business on May 18, 2017.

The Partnership’s Credit Facility

In connection with the Partnership’s spring 2017 redetermination, the agent lender under the credit agreement has recommended that the Partnership’s borrowing base be increased to $315.0 million. This increase is subject to the approval of the required other lenders.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and notes thereto presented in this report as well as our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs, and expected performance. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors. See “Part II. Item 1A. Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements.”

Overview

We are a publicly traded Delaware limited partnership formed by Diamondback on February 27, 2014 to, among other things, own, acquire and exploit oil and natural gas properties in North America. The Partnership is currently focused on oil and natural gas properties in the Permian Basin. As of March 31, 2017, our general partner held a 100% non-economic general partner interest in us, and Diamondback had an approximate 74% limited partner interest in us. Diamondback also owns and controls our general partner.

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

The following table presents the breakdown of our royalty income for the following periods:

	Three Months Ended March 31,
	2017	2016
Royalty income
Oil sales	90%	92%
Natural gas sales	4%	4%
Natural gas liquid sales	6%	4%
	100%	100%

As a result, our income is more sensitive to fluctuations in oil prices than is it to fluctuations in natural gas liquids or natural gas prices. Our income may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices. Oil, natural gas liquids and natural gas prices have historically been volatile.

During 2016, West Texas Intermediate posted prices ranged from $26.19 to $54.01 per Bbl and the Henry Hub spot market price of natural gas ranged from $1.49 to $3.80 per MMBtu. On March 31, 2017, the West Texas Intermediate posted price for crude oil was $50.54 per Bbl and the Henry Hub spot market price of natural gas was $3.13 per MMBtu. Lower prices may not only decrease our income, but also potentially the amount of oil and natural gas that our operators can produce economically. Lower oil and natural gas prices may also result in a reduction in the borrowing base under our credit agreement, which may be redetermined at the discretion of our lenders.

Production and Operational Update

Our average daily production during the first quarter of 2017 was 8,519 BOE/d (76% oil), and our operators received an average of $49.40 per Bbl of oil, $18.34 per Bbl of natural gas liquids and $2.76 per Mcf of natural gas, for an average realized price of $41.80 per BOE.

During the first quarter of 2017, the operators of our Spanish Trail mineral interests brought online 15 gross horizontal wells with an average royalty interest of 15.2%, consisting of eight Lower Spraberry, four Wolfcamp A and three Wolfcamp B wells. As of March 31, 2017, there were approximately 21 horizontal wells with an average royalty interest of 16.8% in various stages of drilling or completion on this acreage. Additionally, there is active development activity on our mineral acreage outside of Spanish Trail in Loving, Reeves, Midland, Howard and Glasscock counties.  As of March 31, 2017, we had 562 vertical wells and 224 horizontal wells producing on our acreage. We also had approximately 165 undrilled permitted wells and nine active rigs on our mineral acreage as of March 31, 2017.

We declared a cash dividend for the first quarter of 2017 of $0.302 per common unit, payable on May 25, 2017, to unitholders of record at the close of business on May 18, 2017.

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

We are subject to the Texas margin tax. Diamondback does not expect any Texas margin tax to be due for the three months ended March 31, 2017 or 2016.

Results of Operations

The following table summarizes our revenue and expenses and production data for the periods indicated.

	Three Months Ended March 31,
	2017	2016
	(unaudited, in thousands, except production data)
Operating Results:
Operating income:
Royalty income	$32,050	$14,086
Lease bonus	1,602	108
Total operating income	33,652	14,194
Costs and expenses:
Production and ad valorem taxes	2,070	1,302
Gathering and transportation	143	86
Depletion	7,847	8,150
Impairment	—	26,011
General and administrative expenses	2,142	1,749
Total costs and expenses	12,202	37,298
Income (loss) from operations	21,450	(23,104)
Other income (expense):
Interest expense	(612)	(430)
Other income	(186)	199
Total other income (expense), net	(798)	(231)
Net income (loss)	$20,652	$(23,335)

Production Data:
Oil (Bbls)	583,854	433,541
Natural gas (Mcf)	488,903	348,283
Natural gas liquids (Bbls)	101,342	69,103
Combined volumes (BOE)	766,680	560,691
Daily combined volumes (BOE/d)	8,519	6,161
% Oil	76%	77%

Average sales prices:
Oil, realized ($/Bbl)	$49.40	$29.81
Natural gas realized ($/Mcf)	2.76	1.76
Natural gas liquids ($/Bbl)	18.34	7.93
Average price realized ($/BOE)	41.80	25.12

Average Costs (per BOE)
Production and ad valorem taxes	$2.70	$2.32
Gathering and transportation expense	0.19	0.15
General and administrative - cash component	1.73	1.38
Total operating expense - cash	$4.62	$3.85

General and administrative - non-cash component	$1.06	$1.74
Interest expense	0.80	0.77
Depletion	10.24	14.54

Comparison of the Three Months Ended March 31, 2017 and 2016

Royalty Income

Our royalty income for the three months ended March 31, 2017 and 2016 was $32.1 million and $14.1 million, respectively. Our royalty income is a function of oil, natural gas liquids and natural gas production volumes sold and average prices received for those volumes.

In addition to the increase in average prices received during the three months ended March 31, 2017, we also benefited from a 36.7% increase in combined volumes sold by our operators as compared to the three months ended March 31, 2016.

	Change in prices	Production volumes(1)	Total net dollar effect of change
			(in thousands)
Effect of changes in price:
Oil	$19.59	583,854	$11,439
Natural gas liquids	10.41	101,342	1,055
Natural gas	1.00	488,903	489
Total income due to change in price			$12,983

	Change in production volumes(1)	Prior period average prices	Total net dollar effect of change
			(in thousands)
Effect of changes in production volumes:
Oil	150,313	$29.81	$4,478
Natural gas liquids	32,239	7.93	256
Natural gas	140,620	1.76	247
Total income due to change in production volumes			4,981
Total change in income			$17,964

(1)	Production volumes are presented in Bbls for oil and natural gas liquids and Mcf for natural gas.

Lease Bonus Income. Lease bonus income increased by $1.5 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. During the three months ended March 31, 2017, we received $1.6 million in lease bonus payments to extend the term of two leases, reflecting an average bonus of $2,489 per acre.

Impairment of Oil and Gas Properties.

During the three months ended March 31, 2016, we recorded an impairment of oil and gas properties of $26.0 million as a result of the significant decline in commodity prices. No impairment was recorded for the three months ended March 31, 2017.

General and Administrative Expenses

The general and administrative expenses primarily reflect costs associated with us being a publicly traded limited partnership, unit-based compensation, the amounts reimbursed to our general partner under our partnership agreement and amounts incurred under our advisory services agreement. For the three months ended March 31, 2017 and 2016, we incurred general and administrative expenses of $2.1 million and $1.7 million, respectively. The increase of $0.4 million during the three months ended March 31, 2017 was primarily due to the reimbursement of expenses to the General Partner under the Partnership Agreement.

Net Interest Expense

The net interest expense for the three months ended March 31, 2017 and 2016 reflects the interest incurred under our credit agreement. Net interest expense for the three months ended March 31, 2017 and 2016 was $0.6 million and $0.4 million, respectively. The increase of $0.2 million was due to a higher interest rate on outstanding borrowings during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.

Adjusted EBITDA

Adjusted EBITDA is a supplemental non-GAAP financial measure used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. We believe Adjusted EBITDA is useful because it allows us to more effectively evaluate our operating performance and compare the results of our operations period to period without regard to our financing methods or capital structure. In addition, management uses Adjusted EBITDA to evaluate cash flow available to pay distributions to our unitholders.

We define Adjusted EBITDA as net income (loss) plus interest expense, non-cash unit-based compensation expense, depletion expense and impairment expense. Adjusted EBITDA is not a measure of net income (loss) as determined by GAAP. We exclude the items listed above from net income (loss) in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as historic costs of depreciable assets, none of which are components of Adjusted EBITDA.

Adjusted EBITDA should not be considered an alternative to, or more meaningful than, net income, royalty income, cash flow from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Our computations of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies.

The following table presents a reconciliation of Adjusted EBITDA to net income, our most directly comparable GAAP financial measure for the periods indicated.

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Net income (loss)	$20,652	$(23,335)
Interest expense	612	430
Non-cash unit-based compensation expense	819	973
Depletion	7,847	8,150
Impairment	—	26,011
Adjusted EBITDA	$29,930	$12,229

Liquidity and Capital Resources

Overview

Our primary sources of liquidity have been cash flows from operations, proceeds from equity offerings and borrowings under our credit agreement, and our primary uses of cash have been, and are expected to continue to be, distributions to our unitholders and replacement and growth capital expenditures, including the acquisition of oil and natural gas interests. Our ability to generate cash is subject to a number of factors, some of which are beyond our control, including commodity prices and general economic, financial, competitive, legislative, regulatory and other factors, including weather.

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

On April 27, 2017, the board of directors of the General Partner approved a cash distribution for the first quarter of 2017 of $0.302 per common unit, payable on May 25, 2017, to unitholders of record at the close of business on May 18, 2017.

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

January 2017 Public Offering

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
Our Credit Agreement

We are party to a $500.0 million secured revolving credit agreement, dated as of July 8, 2014, as amended, with Wells Fargo as the administrative agent, sole book runner and lead arranger, and certain other lenders party thereto. The credit agreement matures on July 8, 2019. As of March 31, 2017, the borrowing base was set at $275.0 million and we had no outstanding borrowings under our credit agreement. In connection with our spring 2017 redetermination, the agent lender under the credit agreement has recommended that our borrowing base be increased to $315.0 million. This increase is subject to the approval of the required other lenders.

The outstanding borrowings under the credit agreement bear interest at a rate elected by us that is equal to an alternative base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.50% and 3-month LIBOR plus 1.0%) or LIBOR, in each case plus the applicable margin. The applicable margin ranges from 1.00% to 2.00% in the case of the alternative base rate and from 2.00% to 3.00% in the case of LIBOR, in each case depending on the amount of the loan outstanding in relation to the borrowing base. We are obligated to pay a quarterly commitment fee ranging from 0.375% to 0.500% per year on the unused portion of the borrowing base, which fee is also dependent on the amount of the loan outstanding in relation to the borrowing base. Loan principal may be optionally repaid from time to time without premium or penalty (other than customary LIBOR breakage), and is required to be repaid (a) to the extent that the loan amount exceeds the borrowing base, whether due to a borrowing base redetermination or otherwise (in some cases subject to a cure period) and (b) at the maturity date of July 8, 2019. The loan is secured by substantially all of our assets and our subsidiaries’ assets.

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

Cash Flows

The following table presents our cash flows for the period indicated.

	Three Months Ended March 31,
	2017	2016

	(in thousands)
Cash Flow Data:
Net cash flows provided by operating activities	$26,065	$15,886
Net cash flows used in investing activities	(8,579)	(2,082)
Net cash flows provided by (used in) financing activities	1,864	(9,680)
Net increase in cash	$19,350	$4,124

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

Investing Activities

Net cash used in investing activities was $8.6 million and $2.1 million during the three months ended March 31, 2017 and 2016, respectively, and related to acquisitions of mineral interests.

Financing Activities

Net cash provided by financing activities was $1.9 million during the three months ended March 31, 2017, primarily related to net proceeds of $147.5 million from our public offering of common units, substantially offset by the repayment of $120.5 million of borrowings under our revolving credit agreement and distributions of $25.2 million to our unitholders during the period. Net cash used in financing activities was $9.7 million during the three months ended March 31, 2016, primarily related to $18.2 million of distributions to our unitholders during that period, after giving effect to $8.5 million of proceeds from borrowings under our credit facility.

Contractual Obligations

There were no material changes in our contractual obligations and other commitments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Critical Accounting Policies

There have been no changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Credit Risk

We are subject to risk resulting from the concentration of royalty income in producing oil and natural gas interests and receivables with several significant purchasers. For the three months ended March 31, 2017, two purchasers each accounted for more than 10% of our royalty income: Shell Trading (US) Company (59%) and RSP Permian LLC (19%). For the three months ended March 31, 2016, two purchasers each accounted for more than 10% of our royalty income: Shell Trading (US) Company (73%) and RSP Permian LLC (18%). We do not require collateral and do not believe the loss of any single purchaser would materially impact our operating results, as crude oil and natural gas are fungible products with well-established markets and numerous purchasers.

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on our indebtedness under our credit agreement. The terms of our credit agreement provide for interest on borrowings at a floating rate equal to an alternative base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.50% and 3-month LIBOR plus 1.0%) or LIBOR, in each case plus the applicable margin. The applicable margin ranges from 1.0% to 2.00% in the case of the alternative base rate and from 2.00% to 3.00% in the case of LIBOR, in each case depending on the amount of the loan outstanding in relation to the borrowing base. We entered into this credit agreement on July 8, 2014, as subsequently amended, and as of March 31, 2017, we had no outstanding borrowings. Our weighted average interest rate on borrowings under our revolving credit facility was 3.01% on January 24, 2017, the last day on which borrowings were outstanding under such agreement. An increase or decrease of 1% in the interest rate would have a corresponding decrease or increase in our interest expense of approximately $1.2 million based on the $120.5 million outstanding in the aggregate under our credit agreement as of such date.

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

As of March 31, 2017, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer of our general partner have concluded that as of March 31, 2017, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

In addition to the information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10–K for the year ended December 31, 2016 and in subsequent filings we make with the SEC. There have been no material changes in our risk factors from those described in our Annual Report on Form 10–K for the year ended December 31, 2016.

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

4.1
Registration Rights Agreement, dated June 23, 2014, by and between Viper Energy Partners LP and Diamondback Energy, Inc. (Incorporated by reference to Exhibit 4.1 of the Partnership’s Current Report on Form 8-K (File No. 001-36505) filed on June 23, 2014).

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

VIPER ENERGY PARTNERS LP

		By:	VIPER ENERGY PARTNERS GP LLC
its General Partner

Date:	May 3, 2017	By:	/s/ Travis D. Stice
Travis D. Stice
Chief Executive Officer

Date:	May 3, 2017	By:	/s/ Teresa L. Dick
Teresa L. Dick
Chief Financial Officer