Form 10-Q
period 2017-06-30
Viper Energy Partners LP
filed 2017-08-02
CIK 1602065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2017
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

As of July 28, 2017, 113,863,685 common limited partner units of the registrant were outstanding.

VIPER ENERGY PARTNERS LP
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2017

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

Forward-looking statements may include statements about:

•	our ability to execute our business strategies;

•	the volatility of realized oil and natural gas prices;

•	the level of production on our properties;

•	regional supply and demand factors, delays or interruptions of production;

•	our ability to replace our oil and natural gas reserves;

•	our ability to identify, complete and integrate acquisitions of properties or businesses, including our recent and pending acquisitions;

•	general economic, business or industry conditions;

•	competition in the oil and natural gas industry;

•	the ability of our operators to obtain capital or financing needed for development and exploration operations;

•	title defects in the properties in which we invest;

•	uncertainties with respect to identified drilling locations and estimates of reserves;

•	the availability or cost of rigs, equipment, raw materials, supplies, oilfield services or personnel;

•	restrictions on the use of water;

•	the availability of transportation facilities;

•	the ability of our operators to comply with applicable governmental laws and regulations and to obtain permits and governmental approvals;

•	federal and state legislative and regulatory initiatives relating to hydraulic fracturing;

•	future operating results;

•	exploration and development drilling prospects, inventories, projects and programs;

•	operating hazards faced by our operators; and

•	the ability of our operators to keep pace with technological advancements.

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

Viper Energy Partners LP
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2017	2016

	(In thousands, except unit amounts)
Assets
Current assets:
Cash and cash equivalents	$1,614	$9,213
Restricted cash	—	500
Royalty income receivable	11,098	10,043
Royalty income receivable—related party	3,224	3,470
Other current assets	191	187
Total current assets	16,127	23,413
Property and equipment:
Oil and natural gas interests, full cost method of accounting ($339,905 and $252,232 excluded from depletion at June 30, 2017 and December 31, 2016, respectively)	886,537	760,818
Accumulated depletion and impairment	(166,467)	(148,948)
Oil and natural gas interests, net	720,070	611,870
Other assets	35,083	35,266
Total assets	$771,280	$670,549
Liabilities and Unitholders’ Equity
Current liabilities:
Accounts payable	$4	$1,780
Other accrued liabilities	1,693	371
Total current liabilities	1,697	2,151
Long-term debt	81,500	120,500
Total liabilities	83,197	122,651
Commitments and contingencies (Note 10)
Unitholders’ equity:
Common units (97,763,685 units issued and outstanding as of June 30, 2017 and 87,800,356 units issued and outstanding as of December 31, 2016 )	688,083	547,898
Total unitholders’ equity	688,083	547,898
Total liabilities and unitholders’ equity	$771,280	$670,549

See accompanying notes to consolidated financial statements.

Viper Energy Partners LP
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands, except per unit amounts)
Operating income:
Royalty income	$35,933	$16,836	$67,983	$30,922
Lease bonus	689	196	2,291	304
Total operating income	36,622	17,032	70,274	31,226
Costs and expenses:
Production and ad valorem taxes	2,773	1,403	4,843	2,705
Gathering and transportation	144	91	287	177
Depletion	9,672	6,584	17,519	14,734
Impairment	—	21,458	—	47,469
General and administrative expenses	1,554	1,207	3,696	2,956
Total costs and expenses	14,143	30,743	26,345	68,041
Income (loss) from operations	22,479	(13,711)	43,929	(36,815)
Other income (expense):
Interest expense	(643)	(456)	(1,255)	(886)
Other income	313	147	127	346
Total other income (expense), net	(330)	(309)	(1,128)	(540)
Net income (loss)	$22,149	$(14,020)	$42,801	$(37,355)

Net income attributable to common limited partners per unit:
Basic	$0.23	$(0.18)	$0.44	$(0.47)
Diluted	$0.23	$(0.18)	$0.44	$(0.47)
Weighted average number of limited partner units outstanding:
Basic	97,677	79,728	96,377	79,727
Diluted	97,677	79,728	96,382	79,727

See accompanying notes to consolidated financial statements.

Viper Energy Partners LP
Consolidated Statements of Unitholders' Equity
(Unaudited)

	Limited Partners
	Common
	Units	Amount	Total
		(In thousands)
Balance at December 31, 2015	79,726	$495,144	$495,144
Unit-based compensation	17	1,930	1,930
Distributions to public		(3,497)	(3,497)
Distributions to Diamondback		(26,560)	(26,560)
Net loss		(37,355)	(37,355)
Balance at June 30, 2016	79,743	$429,662	$429,662

Balance at December 31, 2016	87,800	$547,898	$547,898
Net proceeds from the issuance of common units - Public	9,775	147,492	147,492
Common units issued for acquisition	175	3,050	3,050
Unit-based compensation	14	1,537	1,537
Distributions to public		(14,123)	(14,123)
Distributions to Diamondback		(40,572)	(40,572)
Net income		42,801	42,801
Balance at June 30, 2017	97,764	$688,083	$688,083

See accompanying notes to consolidated financial statements.

Viper Energy Partners LP
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$42,801	$(37,355)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion	17,519	14,734
Impairment	—	47,469
Amortization of debt issuance costs	280	186
Non-cash unit-based compensation	1,537	1,930
Changes in operating assets and liabilities:
Restricted cash	500	—
Royalty income receivable	(1,055)	1,367
Royalty income receivable—related party	246	51
Accounts payable—related party	—	(2)
Accounts payable and other accrued liabilities	(335)	1,307
Other current assets	(46)	314
Net cash provided by operating activities	61,447	30,001
Cash flows from investing activities:
Acquisition of mineral interests	(122,679)	(11,319)
Net cash used in investing activities	(122,679)	(11,319)
Cash flows from financing activities:
Proceeds from borrowings under credit facility	104,000	17,000
Repayment on credit facility	(143,000)	—
Debt issuance costs	(180)	(20)
Proceeds from public offerings	147,725	—
Public offering costs	(217)	—
Distributions to partners	(54,695)	(30,057)
Net cash provided by (used in) financing activities	53,633	(13,077)
Net increase (decrease) in cash	(7,599)	5,605
Cash and cash equivalents at beginning of period	9,213	539
Cash and cash equivalents at end of period	$1,614	$6,144

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest	$1,059	$708
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

As of June 30, 2017, Viper Energy Partners GP LLC (the “General Partner”), held a 100% non-economic general partner interest in the Partnership and Diamondback had an approximate 74% limited partner interest in the Partnership. Diamondback owns and controls the General Partner.

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

In March 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-08, “Revenue from Contracts with Customers - Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”. Under this update, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update will be effective for annual and interim reporting periods beginning after December 15, 2017, with early application not permitted. This update allows for either full retrospective adoption, meaning this update is applied to all periods presented in the financial statements, or modified retrospective adoption, meaning this update is applied only to the most current period presented. The Partnership is in its initial evaluation of the impact of this standard. However, it does not expect that there will be a significant change in the manner of the Partnership’s revenue recognition. The Partnership expects that certain additional disclosures will be required upon adoption of this standard. The Partnership is still determining which adoption method it will use.

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

In November 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-18, “Statement of Cash Flows - Restricted Cash”. This update affects entities that have restricted cash or restricted cash equivalents. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. This update will be applied retrospectively. The Partnership does not expect the adoption of this standard to have a material impact on the Partnership’s financial position, results of operations and liquidity.

In January 2017, the Financial Accounting Standards Board issued Accounting Standards Update 2017-01, “Business Combinations - Clarifying the Definition of a Business”. This update apples to all entities that must determine whether they acquired or sold a business. This update provides a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This update will be effective for financial statements issued for fiscal years beginning after December 31, 2017, including interim periods within those fiscal years. This update should be applied prospectively on or after the effective date. This update is not expected to have a material impact on the Partnership’s financial statements or results of operations. The adoption of this update will change the process that the Partnership uses to evaluate whether the Partnership has acquired a business or an asset. This update will be applied prospectively and will not have an effect on prior acquisitions.

3.    ACQUISITIONS

During the six months ended June 30, 2017, the Partnership acquired mineral interests underlying 1,092 net royalty acres for an aggregate purchase price of approximately $125.7 million and, as of June 30, 2017, had mineral interests underlying 7,506 net royalty acres. The Partnership funded these acquisitions primarily with borrowings under its revolving credit facility, with a portion of the net proceeds from its January 2017 offering of common units and with the issuance of 174,513 common units, in a private placement in May 2017.

4.    OIL AND NATURAL GAS INTERESTS

Oil and natural gas interests include the following:

	June 30,	December 31,
	2017	2016

	(in thousands)
Oil and natural gas interests:
Subject to depletion	$546,632	$508,586
Not subject to depletion	339,905	252,232
Gross oil and natural gas interests	886,537	760,818
Accumulated depletion and impairment	(166,467)	(148,948)
Oil and natural gas interests, net	$720,070	$611,870

Balance of acquisition costs not subject to depletion
Incurred in 2017	$95,371
Incurred in 2016	$163,920
Incurred in 2015	$35,067
Incurred in 2014	$45,547

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

As a result of the decline in prices, the Partnership recorded a non-cash impairment for the six months ended June 30, 2016 of $47.5 million, which is included in accumulated depletion and impairment. There was no impairment recorded for the six months ended June 30, 2017. For 2016, the impairment charge affected the Partnership’s reported net loss but did not reduce its cash flow. In addition to commodity prices, the Partnership’s production rates, levels of proved reserves, future development costs, transfers of unevaluated properties and other factors will determine its actual ceiling test limitations and impairment analysis in future periods.

5.    DEBT

Credit Agreement-Wells Fargo Bank

The Partnership is party to a secured revolving credit agreement, dated as of July 8, 2014, as amended, with Wells Fargo, as the administrative agent, sole book runner and lead arranger. The credit agreement provides for a revolving credit facility in the maximum amount of $500.0 million, subject to scheduled semi-annual and other elective collateral borrowing base redeterminations based on the Partnership’s oil and natural gas reserves and other factors. The borrowing base is scheduled to be re-determined semi-annually with effective dates of April 1st and October 1st. In addition, the Partnership may request up to three additional redeterminations of the borrowing base during any 12-month period. As of June 30, 2017, the borrowing base was set at $315.0 million and the Partnership had $81.5 million in outstanding borrowings under its credit agreement. See Subsequent Events–July 2017 Equity Offering and Repayment of Outstanding Borrowings under Revolving Credit Facility.

The outstanding borrowings under the credit agreement bear interest at a rate elected by the Partnership that is equal to an alternative base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.50% and 3-month

Viper Energy Partners LP
Notes to Financial Statements - (Continued)
(unaudited)

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

6.    RELATED PARTY TRANSACTIONS

Partnership Agreement

In connection with the closing of the IPO, the General Partner and Diamondback entered into the first amended and restated agreement of limited partnership, dated June 23, 2014 (the “Partnership Agreement”). The Partnership Agreement requires the Partnership to reimburse the General Partner for all direct and indirect expenses incurred or paid on the Partnership’s behalf and all other expenses allocable to the Partnership or otherwise incurred by the General Partner in connection with operating the Partnership’s business. The Partnership Agreement does not set a limit on the amount of expenses for which the General Partner and its affiliates may be reimbursed. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for the Partnership or on the Partnership’s behalf and expenses allocated to the General Partner by its affiliates. The General Partner is entitled to determine the expenses that are allocable to the Partnership. For the three and six months ended June 30, 2017, the General Partner allocated $0.6 million and $1.2 million, respectively, to the Partnership. During the three and six months ended June 30, 2016, no expenses were allocated to the Partnership by the General Partner.

Advisory Services Agreement

In connection with the closing of the IPO, the Partnership and General Partner entered into an advisory services agreement with Wexford Capital LP (“Wexford”) dated as of June 23, 2014 (the “Advisory Services Agreement”), under which Wexford provides the Partnership and the General Partner with general financial and strategic advisory services related to the Partnership’s business in return for an annual fee of $0.5 million, plus reasonable out-of-pocket expenses. The Advisory Services Agreement has an initial term of two years commencing on June 23, 2014, and continues for additional one-year periods unless terminated in writing by either party at least ten days prior to the expiration of the then current term. It may be terminated at any time by either party upon 30 days prior written notice. For the three and six months ended June 30, 2017 and 2016, the Partnership did not pay any costs under the Advisory Services Agreement.

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

Lease Bonus

During both the three and six months ended June 30, 2017, Diamondback paid the Partnership $0.1 million in lease bonus payments to extend the term of two leases, reflecting an average bonus of $7,459 per acre. During the three and six months ended June 30, 2016, Diamondback paid the Partnership $0.2 million and $0.3 million, respectively, in lease bonus payments to extend the term of four leases, reflecting an average bonus of $1,519 per acre.
7.    UNIT-BASED COMPENSATION

In connection with the IPO, the board of directors of the General Partner adopted the Viper Energy Partners LP Long Term Incentive Plan (“LTIP”), effective June 17, 2014, for employees, officers, consultants and directors of the General Partner and any of its affiliates, including Diamondback, who perform services for the Partnership. The LTIP provides for the grant of unit options, unit appreciation rights, restricted units, unit awards, phantom units, distribution equivalent rights, cash awards, performance awards, other unit-based awards and substitute awards. A total of 9,088,716 common units has been reserved for issuance pursuant to the LTIP. Common units that are cancelled, forfeited or withheld to satisfy exercise prices or tax withholding obligations will be available for delivery pursuant to other awards. The LTIP is administered by the board of directors of the General Partner or a committee thereof.

For the three and six months ended June 30, 2017, the Partnership incurred $0.7 million and $1.5 million of unit–based compensation.

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

The following table presents the phantom unit activity under the LTIP for the six months ended June 30, 2017:

	Phantom Units	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2016	21,048	$16.23
Granted	3,126	$17.49
Vested	(13,816)	$16.05
Unvested at June 30, 2017	10,358	$16.85

The aggregate fair value of phantom units that vested during the six months ended June 30, 2017 was $0.2 million. As of June 30, 2017, the unrecognized compensation cost related to unvested phantom units was $0.2 million. Such cost is expected to be recognized over a weighted-average period of 1.3 years.

8.    PARTNERS’ CAPITAL AND PARTNERSHIP DISTRIBUTIONS

The Partnership has general partner and common unit partnership interests. The general partner interest is a non-economic interest and is not entitled to any cash distributions.

At June 30, 2017, the Partnership had a total of 97,763,685 common units issued and outstanding, of which 72,450,000 common units were owned by Diamondback, representing approximately 74% of the total Partnership common units outstanding.

The following table summarizes changes in the number of the Partnership’s common units:

Common Units
Balance at December 31, 2016	87,800,356
Common units issued in January 2017 public offering	9,775,000
Common units vested and issued under the LTIP	13,816
Common units issued for acquisition	174,513
Balance at June 30, 2017	97,763,685

The board of directors of the General Partner has adopted a policy for the Partnership to distribute all available cash generated on a quarterly basis, beginning with the quarter ended September 30, 2014.

On February 3, 2017, the board of directors of the General Partner approved a cash distribution for the fourth quarter of 2016 of 0.258 per common unit, payable on February 24, 2017, to unitholders of record at the close of business on February 17, 2017.
On April 28, 2017, the board of directors of the General Partner approved a cash distribution for the first quarter of 2017 of 0.302 per common unit, payable on May 25, 2017, to unitholders of record at the close of business on May 18, 2017.

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

9.    EARNINGS PER UNIT

The net income per common unit on the consolidated statements of operations is based on the net income (loss) of the Partnership for the three and six months ended June 30, 2017 and 2016, since this is the amount of net income (loss) that is attributable to the Partnership’s common units.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands, except per unit amounts)
Net income (loss) attributable to the period	22,149	(14,020)	42,801	(37,355)
Weighted average common units outstanding
Basic weighted average common units outstanding	97,677	79,728	96,377	79,727
Effect of dilutive securities:
Potential common units issuable	—	—	5	—
Diluted weighted average common units outstanding	97,677	79,728	96,382	79,727
Net income per common unit, basic	$0.23	$(0.18)	$0.44	$(0.47)
Net income per common unit, diluted	$0.23	$(0.18)	$0.44	$(0.47)

For the three months ended June 30, 2017 and 2016, there were 22,171 common units and 1,216,841 common units, respectively, and for the six months ended June 30, 2017 and 2016, there were 47,975 common units and 1,625,106 common units, respectively, that were not included in the computation of diluted earnings per common unit because their inclusion would have been anti-dilutive for the periods presented but could potentially dilute basic earnings per common unit in future periods.

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

11.    SUBSEQUENT EVENTS

Cash Distribution

On July 28, 2017, the board of directors of the General Partner approved a cash distribution for the second quarter of 2017 of $0.332 per common unit, payable on August 24, 2017, to unitholders of record at the close of business on August 17, 2017.

Recent and Pending Acquisitions
Since the end of the second quarter of 2017, the Partnership acquired from unrelated third party sellers additional mineral interest underlying 24,102 gross (747 net royalty) acres in the Permian Basin for an aggregate of approximately $77.7 million, subject to post-closing adjustments. As a result, as of July 28, 2017, the Partnership’s assets included mineral interests underlying 169,108 gross (8,253 net royalty) acres primarily in the Permian Basin. These acquisitions were primarily funded with cash on hand and borrowings under the Partnership’s revolving credit facility.

As of July 28, 2017, the Partnership had also entered into definitive agreements with unrelated third party sellers to acquire additional mineral interests underlying 49,935 gross (710 net royalty) acres in the Permian Basin for an aggregate of approximately $87.3 million, subject to post-closing adjustments (the “Pending Acquisitions”). After giving effect to the Pending Acquisitions, as of July 2017, the Partnership’s assets would have included mineral interests underlying 219,042 gross (8,963 net royalty) acres primarily in the Permian Basin.

July 2017 Equity Offering and Repayment of Outstanding Borrowings under Revolving Credit Facility

In July 2017, the Partnership completed an underwritten public offering of 16,100,000 common units, which included 2,100,000 common units issued pursuant to an option to purchase additional common units granted to the underwriters. Diamondback purchased 700,000 common units, an affiliate of the Partnership’s general partner purchased 3,000,000 common units and certain officers and directors of Diamondback and the Partnership’s general partner purchased an aggregate of 114,000 common units, in each case directly from the underwriters. Following this offering, Diamondback had an approximate 64% limited partner interest in the Partnership. The Partnership received net proceeds from this offering of approximately $232.6 million, after deducting underwriting discounts and commissions and estimated offering expenses, of which the Partnership used $152.8 million to repay all of the then-outstanding borrowings under the Partnership’s revolving credit facility and intends to use the remaining net proceeds to fund a portion of the purchase price for the Pending Acquisitions and for general partnership purposes, which may include additional acquisitions.

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

Overview

We are a publicly traded Delaware limited partnership formed by Diamondback on February 27, 2014 to, among other things, own, acquire and exploit oil and natural gas properties in North America. The Partnership is currently focused on oil and natural gas properties in the Permian Basin. As of June 30, 2017, our general partner held a 100% non-economic general partner interest in us, and Diamondback had an approximate 74% limited partner interest in us. Diamondback also owns and controls our general partner.

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
In July 2017, we completed an underwritten public offering of 16,100,000 common units, which included 2,100,000 common units issued pursuant to an option to purchase additional common units granted to the underwriters. Diamondback purchased 700,000 common units, an affiliate of our general partner purchased 3,000,000 common units and certain officers and directors of Diamondback and our general partner purchased an aggregate of 114,000 common units, in each case directly from the underwriters. Following this offering, Diamondback had an approximate 64% limited partner interest in us. We received net proceeds from this offering of approximately $232.6 million, after deducting underwriting discounts and commissions and estimated offering expenses, of which we used $152.8 million to repay all of the then-outstanding borrowings under our revolving credit facility and intend to use the remaining net proceeds to fund a portion of the purchase price for the Pending Acquisitions and for general partnership purposes, which may include additional acquisitions.
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

The following table presents the breakdown of our royalty income for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Royalty income
Oil sales	88%	92%	89%	92%
Natural gas sales	5%	3%	5%	4%
Natural gas liquid sales	7%	5%	6%	4%
	100%	100%	100%	100%

As a result, our income is more sensitive to fluctuations in oil prices than is it to fluctuations in natural gas liquids or natural gas prices. Our income may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices. Oil, natural gas liquids and natural gas prices have historically been volatile.

During 2016, West Texas Intermediate posted prices ranged from $26.19 to $54.01 per Bbl and the Henry Hub spot market price of natural gas ranged from $1.49 to $3.80 per MMBtu. During the first six months of 2017, West Texas Intermediate posted prices ranged from $42.48 to $54.48 per Bbl and the Henry Hub spot market price of natural gas ranged from $2.44 to $3.71 per MMBtu. On June 30, 2017, the West Texas Intermediate posted price for crude oil was $46.02 per Bbl and the Henry Hub spot market price of natural gas was $2.98 per MMBtu. Lower prices may not only decrease our income, but also potentially the amount of oil and natural gas that our operators can produce economically. Lower oil and natural gas prices may also result in a reduction in the borrowing base under our credit agreement, which may be redetermined at the discretion of our lenders.

Recent and Pending Acquisitions

Since the end of the first quarter of 2017, we have acquired from unrelated third party sellers additional mineral interests underlying 56,093 gross (1,736 net royalty) acres in the Permian Basin for an aggregate of approximately $194.6 million, subject to post-closing adjustments.

As of July 28, 2017, we had also entered into definitive agreements with unrelated third party sellers to acquire additional mineral interests underlying 49,935 gross (710 net royalty) acres in the Permian Basin for an aggregate of approximately $87.3 million, subject to post-closing adjustments, which we refer to as the Pending Acquisitions. After giving effect to the Pending Acquisitions, as of July 28, 2017, our assets would have included mineral interests underlying 219,042 gross (8,963 net royalty) acres primarily in the Permian Basin. Following the closing of the Pending Acquisitions, Diamondback will operate approximately 36% of our net royalty acres. We intend to fund the Pending Acquisitions with cash on hand, including a portion of the net proceeds from our July 2017 offering, and borrowings under our revolving credit facility. We anticipate closing the Pending Acquisitions by the end of July 2017. However, the Pending Acquisitions remain subject to completion of due diligence and satisfaction of other closing conditions.

As of July 28, 2017, after giving effect to the Pending Acquisitions, there were approximately 995 existing horizontal wells and approximately 349 active horizontal well permits for locations on our mineral acreage. Additionally, operators on our properties informed us that there were 18 rigs operating on our mineral acreage as of that date.

Production and Operational Update

Our average daily production during the second quarter of 2017 was 10,491 BOE/d (73% oil), and our operators received an average of $45.43 per Bbl of oil, $16.63 per Bbl of natural gas liquids and $2.66 per Mcf of natural gas, for an average realized price of $37.64 per BOE.

During the second quarter of 2017, the operators of our Spanish Trail mineral interests brought online 14 gross horizontal wells with an average royalty interest of 22.1%, consisting of 12 Lower Spraberry, one Wolfcamp A and one Wolfcamp B wells. As of June 30, 2017, there were approximately 23 horizontal wells with an average royalty interest of 16.9% in various stages of drilling or completion on this acreage. Additionally, there is active development activity on our mineral acreage outside of Spanish Trail in Loving, Reeves, Midland, Pecos, Ward, Martin, Howard and Glasscock counties.  As of June 30, 2017, we had 679 vertical wells and 306 horizontal wells producing on our acreage.

We declared a cash dividend for the second quarter of 2017 of $0.332 per common unit, payable on August 24, 2017, to unitholders of record at the close of business on August 17, 2017.

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

We are subject to the Texas margin tax. Diamondback does not expect any Texas margin tax to be due for the six months ended June 30, 2017 or 2016.

Results of Operations

The following table summarizes our revenue and expenses and production data for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(unaudited, in thousands, except production data)
Operating Results:
Operating income:
Royalty income	$35,933	$16,836	$67,983	$30,922
Lease bonus	689	196	2,291	304
Total operating income	36,622	17,032	70,274	31,226
Costs and expenses:
Production and ad valorem taxes	2,773	1,403	4,843	2,705
Gathering and transportation	144	91	287	177
Depletion	9,672	6,584	17,519	14,734
Impairment	—	21,458	—	47,469
General and administrative expenses	1,554	1,207	3,696	2,956
Total costs and expenses	14,143	30,743	26,345	68,041
Income (loss) from operations	22,479	(13,711)	43,929	(36,815)
Other income (expense):
Interest expense	(643)	(456)	(1,255)	(886)
Other income	313	147	127	346
Total other income (expense), net	(330)	(309)	(1,128)	(540)
Net income (loss)	$22,149	$(14,020)	$42,801	$(37,355)

Production Data:
Oil (Bbls)	699,341	371,730	1,283,195	805,271
Natural gas (Mcf)	735,283	345,432	1,224,186	693,715
Natural gas liquids (Bbls)	132,765	60,258	234,107	129,361
Combined volumes (BOE)	954,653	489,560	1,721,333	1,050,251
Daily combined volumes (BOE/d)	10,491	5,380	9,510	5,771
% Oil	73%	76%	75%	77%

Average sales prices:
Oil, realized ($/Bbl)	$45.43	$41.73	$47.24	$35.31
Natural gas realized ($/Mcf)	2.66	1.56	2.70	1.66
Natural gas liquids ($/Bbl)	16.63	13.03	17.37	10.30
Average price realized ($/BOE)	37.64	34.39	39.49	29.44

Average Costs ($/BOE)
Production and ad valorem taxes	$2.90	$2.87	$2.81	$2.58
Gathering and transportation expense	0.15	0.19	0.17	0.17
General and administrative - cash component	0.88	0.51	1.25	0.98
Total operating expense - cash	$3.93	$3.57	$4.23	$3.73

General and administrative - non-cash component	$0.75	$1.96	$0.90	$1.83
Interest expense	0.67	0.93	0.73	0.84
Depletion	10.13	13.45	10.18	14.03

Comparison of the Three Months Ended June 30, 2017 and 2016

Royalty Income

Our royalty income for the three months ended June 30, 2017 and 2016 was $35.9 million and $16.8 million, respectively. Our royalty income is a function of oil, natural gas liquids and natural gas production volumes sold and average prices received for those volumes.

In addition to the increase in average prices received during the three months ended June 30, 2017, we also benefited from a 95.0% increase in combined volumes sold by our operators as compared to the three months ended June 30, 2016.

	Change in prices	Production volumes(1)	Total net dollar effect of change
			(in thousands)
Effect of changes in price:
Oil	$3.70	699,341	$2,590
Natural gas liquids	3.60	132,765	478
Natural gas	1.10	735,283	809
Total income due to change in price			$3,877

	Change in production volumes(1)	Prior period average prices	Total net dollar effect of change
			(in thousands)
Effect of changes in production volumes:
Oil	327,611	$41.73	$13,671
Natural gas liquids	72,507	13.03	945
Natural gas	389,851	1.56	608
Total income due to change in production volumes			15,224
Total change in income			$19,101

(1)	Production volumes are presented in Bbls for oil and natural gas liquids and Mcf for natural gas.

Lease Bonus Income.

Lease bonus income increased by $0.5 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. During the three months ended June 30, 2017, we received $0.7 million in lease bonus payments to extend the term of three leases, reflecting an average bonus of $6,386 per acre.

Impairment of Oil and Gas Properties.

During the three months ended June 30, 2016, we recorded an impairment of oil and gas properties of $21.5 million as a result of the significant decline in commodity prices. No impairment was recorded for the three months ended June 30, 2017.

General and Administrative Expenses

The general and administrative expenses primarily reflect costs associated with us being a publicly traded limited partnership, unit-based compensation and the amounts reimbursed to our general partner under our partnership agreement. For the three months ended June 30, 2017 and 2016, we incurred general and administrative expenses of $1.6 million and $1.2 million, respectively. The increase of $0.3 million during the three months ended June 30, 2017 was primarily due to the reimbursement of expenses to the General Partner under the Partnership Agreement.

Net Interest Expense

The net interest expense for the three months ended June 30, 2017 and 2016 reflects the interest incurred under our credit agreement. Net interest expense for the three months ended June 30, 2017 and 2016 was $0.6 million and $0.5 million, respectively. The increase of $0.2 million was due to a higher interest rate and increased borrowings during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.

Comparison of the Six Months Ended June 30, 2017 and 2016

Royalty Income

Our royalty income for the six months ended June 30, 2017 and 2016 was $68.0 million and $30.9 million, respectively. Our royalty income is a function of oil, natural gas liquids and natural gas production volumes sold and average prices received for those volumes.

In addition to the increase in average prices received during the six months ended June 30, 2017, we also benefited from a 63.9% increase in combined volumes sold by our operators as compared to the six months ended June 30, 2016.

	Change in prices	Production volumes(1)	Total net dollar effect of change
			(in thousands)
Effect of changes in price:
Oil	$11.93	1,283,195	$15,306
Natural gas liquids	7.07	234,107	1,655
Natural gas	1.04	1,224,186	1,273
Total income due to change in price			$18,234

	Change in production volumes(1)	Prior period average prices	Total net dollar effect of change
			(in thousands)
Effect of changes in production volumes:
Oil	477,924	$35.31	$16,872
Natural gas liquids	104,746	10.30	1,079
Natural gas	530,471	1.66	881
Total income due to change in production volumes			18,832
Total change in income			$37,066

(1)	Production volumes are presented in Bbls for oil and natural gas liquids and Mcf for natural gas.

Lease Bonus Income.

Lease bonus income increased by $2.0 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. During the six months ended June 30, 2017, we received $2.3 million in lease bonus payments to extend the term of five leases, reflecting an average bonus of $3,047 per acre.

Impairment of Oil and Gas Properties.

During the six months ended June 30, 2016, we recorded an impairment of oil and gas properties of $47.5 million as a result of the significant decline in commodity prices. No impairment was recorded for the six months ended June 30, 2017.

General and Administrative Expenses

For the six months ended June 30, 2017 and 2016, we incurred general and administrative expenses of $3.7 million and $3.0 million, respectively. The increase of $0.7 million during the six months ended June 30, 2017 was primarily due to the reimbursement of expenses to the General Partner under the Partnership Agreement.

Net Interest Expense

The net interest expense for the six months ended June 30, 2017 and 2016 reflects the interest incurred under our credit agreement. Net interest expense for the six months ended June 30, 2017 and 2016 was $1.3 million and $0.9 million, respectively. The increase of $0.4 million was due to a higher interest rate and increased borrowings during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Net income (loss)	$22,149	$(14,020)	$42,801	$(37,355)
Interest expense	643	456	1,255	886
Non-cash unit-based compensation expense	718	957	1,537	1,930
Depletion	9,672	6,584	17,519	14,734
Impairment	—	21,458	—	47,469
Adjusted EBITDA	$33,182	$15,435	$63,112	$27,664

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

On July 28, 2017, the board of directors of the General Partner approved a cash distribution for the second quarter of 2017 of $0.332 per common unit, payable on August 24, 2017, to unitholders of record at the close of business on August 17, 2017.

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

January 2017 Public Offering

In January 2017, we completed an underwritten public offering of 9,775,000 common units, which included 1,275,000 common units issued pursuant to an option to purchase additional common units granted to the underwriters. We received net proceeds from this offering of approximately $147.6 million, after deducting underwriting discounts and commissions and estimated offering expenses, of which $120.5 million was used to repay all of the then-outstanding borrowings under our revolving credit agreement and the balance was used for general partnership purposes, which may include additional acquisitions.
July 2017 Public Offering
In July 2017, we completed an underwritten public offering of 16,100,000 common units, which included 2,100,000 common units issued pursuant to an option to purchase additional common units granted to the underwriters. See “-Overview” above. We received net proceeds from this offering of approximately $232.6 million, after deducting underwriting discounts and commission and estimated offering expenses, of which $152.8 million was used to repay all of the then-outstanding borrowings under our revolving credit facility, and the balance will be used to fund a portion of the purchase price for our pending acquisitions and for general corporate purposes, which may include additional acquisitions.
Our Credit Agreement

We are party to a $500.0 million secured revolving credit agreement, dated as of July 8, 2014, as amended, with Wells Fargo as the administrative agent, sole book runner and lead arranger, and certain other lenders party thereto. The credit agreement matures on July 8, 2019. As of June 30, 2017, the borrowing base was set at $315.0 million and we had $81.5 million in outstanding borrowings under our credit agreement. As of July 14, 2017, we had $152.8 million outstanding under our revolving credit facility, all of which was repaid with a portion of the net proceeds from our July 2017 public offering of common units. Following our July 2017 public offering and the application of the net proceeds thereof, we had $315.0 million available for future borrowings under our revolving credit facility.

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

Cash Flows

The following table presents our cash flows for the period indicated.

	Six Months Ended June 30,
	2017	2016

	(in thousands)
Cash Flow Data:
Net cash flows provided by operating activities	$61,447	$30,001
Net cash flows used in investing activities	(122,679)	(11,319)
Net cash flows provided by (used in) financing activities	53,633	(13,077)
Net increase (decrease) in cash	$(7,599)	$5,605

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

Investing Activities

Net cash used in investing activities was $122.7 million and $11.3 million during the six months ended June 30, 2017 and 2016, respectively, and related to acquisitions of mineral interests.

Financing Activities

Net cash provided by financing activities was $53.6 million during the six months ended June 30, 2017, primarily related to net proceeds of $147.5 million from our public offering of common units, substantially offset by the repayment of $143.0 million of borrowings under our revolving credit agreement and distributions of $54.7 million to our unitholders during the period. Net cash used in financing activities was $13.1 million during the six months ended June 30, 2016, primarily related to $30.1 million of distributions to our unitholders during that period, after giving effect to $17.0 million of proceeds from borrowings under our credit facility.

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

Credit Risk

We are subject to risk resulting from the concentration of royalty income in producing oil and natural gas interests and receivables with several significant purchasers. For the six months ended June 30, 2017, two purchasers each accounted for more than 10% of our royalty income: Shell Trading (US) Company (50%) and RSP Permian LLC (24%). For the six months ended June 30, 2016, two purchasers each accounted for more than 10% of our royalty income: Shell Trading (US) Company (65%) and RSP Permian LLC (27%). We do not require collateral and do not believe the loss of any single purchaser would materially impact our operating results, as crude oil and natural gas are fungible products with well-established markets and numerous purchasers.

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on our indebtedness under our credit agreement. The terms of our credit agreement provide for interest on borrowings at a floating rate equal to an alternative base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.50% and 3-month LIBOR plus 1.0%) or LIBOR, in each case plus the applicable margin. The applicable margin ranges from 1.00% to 2.00% in the case of the alternative base rate and from 2.00% to 3.00% in the case of LIBOR, in each case depending on the amount of the loan outstanding in relation to the borrowing base. We entered into this credit agreement on July 8, 2014, as subsequently amended, and as of June 30, 2017, we had $81.5 million in outstanding borrowings. Our weighted average interest rate on borrowings under our revolving credit facility was 3.41%. An increase or decrease of 1% in the interest rate would have a corresponding decrease or increase in our interest expense of approximately $0.8 million based on the $81.5 million outstanding in the aggregate under our credit agreement.

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

As of June 30, 2017, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer of our general partner have concluded that as of June 30, 2017, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 9, 2017, we issued 174,513 common units to Roger Letz as consideration for our acquisition of certain mineral, royalty and other interests and certain other assets from Mr. Letz. These units were issued in reliance upon the exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) of the Securities Act, as sales by an issuer not involving any public offering.

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

VIPER ENERGY PARTNERS LP

		By:	VIPER ENERGY PARTNERS GP LLC
its General Partner

Date:	August 2, 2017	By:	/s/ Travis D. Stice
Travis D. Stice
Chief Executive Officer

Date:	August 2, 2017	By:	/s/ Teresa L. Dick
Teresa L. Dick
Chief Financial Officer