Form 10-Q
period 2017-09-30
Viper Energy Partners LP
filed 2017-10-25
CIK 1602065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2017
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

As of October 20, 2017, 113,882,045 common limited partner units of the registrant were outstanding.

VIPER ENERGY PARTNERS LP
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2017

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

Viper Energy Partners LP
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2017	2016

	(In thousands, except unit amounts)
Assets
Current assets:
Cash and cash equivalents	$4,438	$9,213
Restricted cash	—	500
Royalty income receivable	17,199	10,043
Royalty income receivable—related party	3,646	3,470
Other current assets	147	187
Total current assets	25,430	23,413
Property and equipment:
Oil and natural gas interests, full cost method of accounting ($487,899 and $252,232 excluded from depletion at September 30, 2017 and December 31, 2016, respectively)	1,065,392	760,818
Accumulated depletion and impairment	(177,534)	(148,948)
Oil and natural gas interests, net	887,858	611,870
Other assets	34,929	35,266
Total assets	$948,217	$670,549
Liabilities and Unitholders’ Equity
Current liabilities:
Accounts payable	$110	$1,780
Other accrued liabilities	2,747	371
Total current liabilities	2,857	2,151
Long-term debt	35,500	120,500
Total liabilities	38,357	122,651
Commitments and contingencies (Note 10)
Unitholders’ equity:
Common units (113,882,045 units issued and outstanding as of September 30, 2017 and 87,800,356 units issued and outstanding as of December 31, 2016 )	909,860	547,898
Total unitholders’ equity	909,860	547,898
Total liabilities and unitholders’ equity	$948,217	$670,549

See accompanying notes to consolidated financial statements.

Viper Energy Partners LP
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands, except per unit amounts)
Operating income:
Royalty income	$42,211	$19,992	$110,194	$50,914
Lease bonus	322	5	2,613	309
Total operating income	42,533	19,997	112,807	51,223
Costs and expenses:
Production and ad valorem taxes	2,825	1,429	7,668	4,134
Gathering and transportation	205	70	492	247
Depletion	11,068	6,751	28,587	21,485
Impairment	—	—	—	47,469
General and administrative expenses	1,368	1,153	5,064	4,109
Total costs and expenses	15,466	9,403	41,811	77,444
Income (loss) from operations	27,067	10,594	70,996	(26,221)
Other income (expense):
Interest expense	(859)	(658)	(2,114)	(1,544)
Other income	399	266	526	612
Total other income (expense), net	(460)	(392)	(1,588)	(932)
Net income (loss)	$26,607	$10,202	$69,408	$(27,153)

Net income attributable to common limited partners per unit:
Basic and Diluted	$0.24	$0.12	$0.69	$(0.33)
Weighted average number of limited partner units outstanding:
Basic	110,377	84,996	101,095	81,496
Diluted	110,424	85,003	101,143	81,496

See accompanying notes to consolidated financial statements.

Viper Energy Partners LP
Consolidated Statements of Unitholders' Equity
(Unaudited)

	Limited Partners
	Common
	Units	Amount
		(In thousands)
Balance at December 31, 2015	79,726	$495,144
Net proceeds from the issuance of common units - public	6,050	93,564
Net proceeds from the issuance of common units - Diamondback	2,000	31,200
Unit-based compensation	24	2,974
Distributions to public		(6,397)
Distributions to Diamondback		(40,253)
Net loss		(27,153)
Balance at September 30, 2016	87,800	$549,079

Balance at December 31, 2016	87,800	$547,898
Net proceeds from the issuance of common units - public	25,175	369,896
Net proceeds from the issuance of common units - Diamondback	700	10,067
Common units issued for acquisition	175	3,050
Unit-based compensation	32	2,039
Distributions to public		(27,640)
Distributions to Diamondback		(64,858)
Net income		69,408
Balance at September 30, 2017	113,882	$909,860

See accompanying notes to consolidated financial statements.

Viper Energy Partners LP
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$69,408	$(27,153)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion	28,587	21,485
Impairment	—	47,469
Amortization of debt issuance costs	434	280
Non-cash unit-based compensation	2,039	2,974
Changes in operating assets and liabilities:
Restricted cash	500	—
Royalty income receivable	(7,156)	(549)
Royalty income receivable—related party	(176)	—
Accounts payable—related party	—	(4)
Accounts payable and other accrued liabilities	367	1,707
Other current assets	54	345
Net cash provided by operating activities	94,057	46,554
Cash flows from investing activities:
Acquisition of mineral interests	(301,133)	(137,786)
Net cash used in investing activities	(301,133)	(137,786)
Cash flows from financing activities:
Proceeds from borrowings under credit facility	220,500	98,000
Repayment on credit facility	(305,500)	(78,000)
Debt issuance costs	(180)	(35)
Proceeds from public offerings	380,412	125,580
Public offering costs	(433)	(444)
Distributions to partners	(92,498)	(46,650)
Net cash provided by financing activities	202,301	98,451
Net increase (decrease) in cash	(4,775)	7,219
Cash and cash equivalents at beginning of period	9,213	539
Cash and cash equivalents at end of period	$4,438	$7,758

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest	$1,781	$1,251

See accompanying notes to consolidated financial statements.

Viper Energy Partners LP
Notes to Financial Statements
(Unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION

Organization

Viper Energy Partners LP (the “Partnership”) is a publicly traded Delaware limited partnership, the common units of which are listed on the NASDAQ Global Market under the symbol “VNOM”. The Partnership was formed by Diamondback Energy, Inc. (“Diamondback”) on February 27, 2014 to, among other things, own, acquire and exploit oil and natural gas properties in North America. The Partnership is currently focused on oil and natural gas properties in the Permian Basin. Unless the context requires otherwise, references to “we,” “us,” “our” or “the Partnership” are intended to mean the business and operations of Viper Energy Partners LP and its consolidated subsidiary, Viper Energy Partners LLC.

As of September 30, 2017, Viper Energy Partners GP LLC (the “General Partner”), held a 100% non-economic general partner interest in the Partnership and Diamondback had an approximate 64% limited partner interest in the Partnership. Diamondback owns and controls the General Partner.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers”. This update supersedes most of the existing revenue recognition requirements in GAAP and requires (i) an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services and (ii) requires expanded disclosures regarding the nature, amount, timing and certainty of revenue and cash flows from contracts with customers. The standard will be effective for annual and interim reporting periods beginning after December 15, 2017, early application permitted for annual reporting period beginning after December 31, 2016. The standard allows for either full retrospective adoption, meaning

Viper Energy Partners LP
Notes to Financial Statements - (Continued)
(unaudited)

the standard is applied to all periods presented in the financial statements, or modified retrospective adoption, meaning the standard is applied only to the most current period presented. The Partnership is currently evaluating the impact of this standard; however, the Partnership has reviewed its various contracts and has not identified any revenue that would be materially impacted and therefore does not expect the adoption of this standard to have a material impact on the Partnership’s financial position, results of operations and liquidity. The Partnership anticipates using the modified retrospective adoption.

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

3.    ACQUISITIONS

During the nine months ended September 30, 2017, the Partnership acquired mineral interests underlying 2,769 net royalty acres for an aggregate purchase price of approximately $304.6 million and, as of September 30, 2017, had mineral interests underlying 9,173 net royalty acres. The Partnership funded these acquisitions primarily with borrowings under its revolving credit facility, with a portion of the net proceeds from its January and July 2017 offerings of common units and with the issuance of 174,513 common units to a seller in a private placement in May 2017.

4.    OIL AND NATURAL GAS INTERESTS

Oil and natural gas interests include the following:

	September 30,	December 31,
	2017	2016

	(in thousands)
Oil and natural gas interests:
Subject to depletion	$577,493	$508,586
Not subject to depletion	487,899	252,232
Gross oil and natural gas interests	1,065,392	760,818
Accumulated depletion and impairment	(177,534)	(148,948)
Oil and natural gas interests, net	$887,858	$611,870

Balance of acquisition costs not subject to depletion
Incurred in 2017	$250,227
Incurred in 2016	$162,984
Incurred in 2015	$32,067
Incurred in 2014	$42,621
Total not subject to depletion	$487,899

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

As a result of the decline in prices, the Partnership recorded a non-cash impairment for the nine months ended September 30, 2016 of $47.5 million, which is included in accumulated depletion and impairment. There was no impairment recorded for the nine months ended September 30, 2017. For 2016, the impairment charge affected the Partnership’s reported net loss but did not reduce its cash flow. In addition to commodity prices, the Partnership’s production rates, levels of proved reserves, transfers of unevaluated properties and other factors will determine its actual ceiling test limitations and impairment analysis in future periods.

5.    DEBT

Credit Agreement-Wells Fargo Bank

The Partnership is party to a secured revolving credit agreement, dated as of July 8, 2014, as amended, with Wells Fargo, as the administrative agent, sole book runner and lead arranger. The credit agreement provides for a revolving credit facility in the maximum amount of $500.0 million, subject to scheduled semi-annual and other elective collateral borrowing base redeterminations based on the Partnership’s oil and natural gas reserves and other factors. The borrowing base is scheduled to be re-determined semi-annually with effective dates of April 1st and October 1st. In addition, the Partnership may request up to three additional redeterminations of the borrowing base during any 12-month period. As of September 30, 2017, the borrowing base was set at $315.0 million and the Partnership had $35.5 million in outstanding borrowings under its credit agreement.

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

Viper Energy Partners LP
Notes to Financial Statements - (Continued)
(unaudited)

are no cure periods for events of default due to non-payment of principal and breaches of negative and financial covenants, but non-payment of interest and breaches of certain affirmative covenants are subject to customary cure periods.

6.    RELATED PARTY TRANSACTIONS

Partnership Agreement

In connection with the closing of the IPO, the General Partner and Diamondback entered into the first amended and restated agreement of limited partnership, dated June 23, 2014 (the “Partnership Agreement”). The Partnership Agreement requires the Partnership to reimburse the General Partner for all direct and indirect expenses incurred or paid on the Partnership’s behalf and all other expenses allocable to the Partnership or otherwise incurred by the General Partner in connection with operating the Partnership’s business. The Partnership Agreement does not set a limit on the amount of expenses for which the General Partner and its affiliates may be reimbursed. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for the Partnership or on the Partnership’s behalf and expenses allocated to the General Partner by its affiliates. The General Partner is entitled to determine the expenses that are allocable to the Partnership. For the three and nine months ended September 30, 2017, the General Partner allocated $0.6 million and $1.8 million, respectively, to the Partnership. During the three and nine months ended September 30, 2016, no expenses were allocated to the Partnership by the General Partner.

Advisory Services Agreement

In connection with the closing of the IPO, the Partnership and General Partner entered into an advisory services agreement with Wexford Capital LP (“Wexford”) dated as of June 23, 2014 (the “Advisory Services Agreement”), under which Wexford provides the Partnership and the General Partner with general financial and strategic advisory services related to the Partnership’s business in return for an annual fee of $0.5 million, plus reasonable out-of-pocket expenses. The Advisory Services Agreement has an initial term of two years commencing on June 23, 2014, and continues for additional one-year periods unless terminated in writing by either party at least ten days prior to the expiration of the then current term. It may be terminated at any time by either party upon 30 days prior written notice. For the three and nine months ended September 30, 2017 and 2016, the Partnership did not pay any costs under the Advisory Services Agreement.

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

Lease Bonus

During the three months ended September 30, 2017, Diamondback did not pay the Partnership any lease bonus payments. During the nine months ended September 30, 2017, Diamondback paid the Partnership $0.1 million in lease bonus payments to extend the term of two leases, reflecting an average bonus of $7,459 per acre. During the three months ended September 30, 2016, Diamondback paid the Partnership $5,000 in lease bonus payments to extend the term of two leases, reflecting an average bonus of $200 per acre. During the nine months ended September 30, 2016, Diamondback paid the Partnership $0.3 million, respectively, in lease bonus payments to extend the term of six leases, reflecting an average bonus of $1,371 per acre.
7.    UNIT-BASED COMPENSATION

In connection with the IPO, the board of directors of the General Partner adopted the Viper Energy Partners LP Long Term Incentive Plan (“LTIP”), effective June 17, 2014, for employees, officers, consultants and directors of the General Partner and any of its affiliates, including Diamondback, who perform services for the Partnership. The LTIP provides for the grant of unit options, unit appreciation rights, restricted units, unit awards, phantom units, distribution equivalent rights, cash awards, performance awards, other unit-based awards and substitute awards. As of September 30, 2017, a total of 9,070,356 common units

Viper Energy Partners LP
Notes to Financial Statements - (Continued)
(unaudited)

had been reserved for issuance pursuant to the LTIP. Common units that are cancelled, forfeited or withheld to satisfy exercise prices or tax withholding obligations will be available for delivery pursuant to other awards. The LTIP is administered by the board of directors of the General Partner or a committee thereof.

For the three and nine months ended September 30, 2017, the Partnership incurred $0.5 million and $2.0 million of unit–based compensation.

Phantom Units

Under the LTIP, the board of directors of the General Partner is authorized to issue phantom units to eligible employees and non-employee directors. The Partnership estimates the fair value of phantom units as the closing price of the Partnership’s common units on the grant date of the award, which is expensed over the applicable vesting period. Upon vesting the phantom units entitle the recipient to one common unit of the Partnership for each phantom unit.

The following table presents the phantom unit activity under the LTIP for the nine months ended September 30, 2017:

	Phantom Units	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2016	21,048	$16.23
Granted	103,190	$16.79
Vested	(32,176)	$16.49
Unvested at September 30, 2017	92,062	$16.77

The aggregate fair value of phantom units that vested during the nine months ended September 30, 2017 was $0.5 million. As of September 30, 2017, the unrecognized compensation cost related to unvested phantom units was $1.4 million. Such cost is expected to be recognized over a weighted-average period of 1.3 years.

8.    UNITHOLDERS’ EQUITY AND PARTNERSHIP DISTRIBUTIONS

The Partnership has general partner and common unit partnership interests. The general partner interest is a non-economic interest and is not entitled to any cash distributions.

At September 30, 2017, the Partnership had a total of 113,882,045 common units issued and outstanding, of which 73,150,000 common units were owned by Diamondback, representing approximately 64% of the total Partnership common units outstanding.

The following table summarizes changes in the number of the Partnership’s common units:

Common Units
Balance at December 31, 2016	87,800,356
Common units issued in public offerings	25,875,000
Common units vested and issued under the LTIP	32,176
Common units issued for acquisition	174,513
Balance at September 30, 2017	113,882,045

The board of directors of the General Partner has adopted a policy for the Partnership to distribute all available cash generated on a quarterly basis, beginning with the quarter ended September 30, 2014.

The following table presents information regarding cash distributions approved by the board of directors of the General Partner for the periods presented:

	Amount per Common Unit	Declaration Date	Unitholder Record Date	Payment Date
Q4 2016	$0.258	February 3, 2017	February 17, 2017	February 24, 2017
Q1 2017	$0.302	April 28, 2017	May 18, 2017	May 25, 2017
Q2 2017	$0.332	July 28, 2017	August 17, 2017	August 24, 2017

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

9.    EARNINGS PER UNIT

The net income per common unit on the consolidated statements of operations is based on the net income (loss) of the Partnership for the three and nine months ended September 30, 2017 and 2016, since this is the amount of net income (loss) that is attributable to the Partnership’s common units.

The Partnership’s net income (loss) is allocated wholly to the common units as the General Partner does not have an economic interest. Payments made to the Partnership’s unitholders are determined in relation to the cash distribution policy described in Note 8—Unitholders’ Equity and Partnership Distributions.

Basic net income per common unit is calculated by dividing net income (loss) by the weighted-average number of common units outstanding during the period. Diluted net income per common unit gives effect, when applicable, to unvested common units granted under the LTIP.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands, except per unit amounts)
Net income (loss) attributable to the period	26,607	10,202	69,408	(27,153)
Weighted average common units outstanding
Basic weighted average common units outstanding	110,377	84,996	101,095	81,496
Effect of dilutive securities:
Potential common units issuable	47	7	48	—
Diluted weighted average common units outstanding	110,424	85,003	101,143	81,496
Net income per common unit, basic	$0.24	$0.12	$0.69	$(0.33)
Net income per common unit, diluted	$0.24	$0.12	$0.69	$(0.33)

For the three months ended September 30, 2017 and 2016, there were 1,356 common units and 1,514,069 common units, respectively, and for the nine months ended September 30, 2017 and 2016, there were 43,414 common units and 1,583,376 common units, respectively, that were not included in the computation of diluted earnings per common unit because their inclusion would have been anti-dilutive for the periods presented but could potentially dilute basic earnings per common unit in future periods.

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

11.    SUBSEQUENT EVENTS

Cash Distribution

On October 16, 2017, the board of directors of the General Partner approved a cash distribution for the third quarter of 2017 of $0.337 per common unit, payable on November 14, 2017, to unitholders of record at the close of business on November 7, 2017.

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

Overview

We are a publicly traded Delaware limited partnership formed by Diamondback on February 27, 2014 to, among other things, own, acquire and exploit oil and natural gas properties in North America. The Partnership is currently focused on oil and natural gas properties in the Permian Basin. As of September 30, 2017, our general partner held a 100% non-economic general partner interest in us, and Diamondback had an approximate 64% limited partner interest in us. Diamondback also owns and controls our general partner.

In January 2017, we completed an underwritten public offering of 9,775,000 common units, which included 1,275,000 common units issued pursuant to an option to purchase additional common units granted to the underwriters. We received net proceeds from this offering of approximately $147.5 million, after deducting underwriting discounts and commissions and estimated offering expenses, of which $120.5 million was used to repay the outstanding borrowings under our revolving credit agreement and the balance was used for general partnership purposes, which included additional acquisitions.
In July 2017, we completed an underwritten public offering of 16,100,000 common units, which included 2,100,000 common units issued pursuant to an option to purchase additional common units granted to the underwriters. Diamondback purchased 700,000 common units, an affiliate of our general partner purchased 3,000,000 common units and certain officers and directors of Diamondback and our general partner purchased an aggregate of 114,000 common units, in each case directly from the underwriters. Following this offering, Diamondback had an approximate 64% limited partner interest in us. We received net proceeds from this offering of approximately $232.5 million, after deducting underwriting discounts and commissions and estimated offering expenses, of which we used $152.8 million to repay all of the then-outstanding borrowings under our revolving credit facility and the balance was used to fund a portion of the purchase price for acquisitions and for general partnership purposes, which included additional acquisitions.
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

The following table presents the breakdown of our royalty income for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Royalty income
Oil sales	85%	90%	88%	91%
Natural gas sales	7%	4%	6%	4%
Natural gas liquid sales	8%	6%	6%	5%
	100%	100%	100%	100%

As a result, our income is more sensitive to fluctuations in oil prices than is it to fluctuations in natural gas liquids or natural gas prices. Our income may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices. Oil, natural gas liquids and natural gas prices have historically been volatile.

During 2016, West Texas Intermediate posted prices ranged from $26.19 to $54.01 per Bbl and the Henry Hub spot market price of natural gas ranged from $1.49 to $3.80 per MMBtu. During the first nine months of 2017, West Texas Intermediate posted prices ranged from $42.48 to $54.48 per Bbl and the Henry Hub spot market price of natural gas ranged from $2.44 to $3.71 per MMBtu. On September 29, 2017, the West Texas Intermediate posted price for crude oil was $51.67 per Bbl and the Henry Hub spot market price of natural gas was $2.94 per MMBtu. Lower prices may not only decrease our income, but also potentially the amount of oil and natural gas that our operators can produce economically. Lower oil and natural gas prices may also result in a reduction in the borrowing base under our credit agreement, which may be redetermined at the discretion of our lenders.

Recent Acquisitions

During the third quarter of 2017, we acquired 1,677 net royalty acres for an aggregate purchase price of $178.9 million, subject to post-closing adjustments, bringing our total mineral interests to 9,173 net royalty acres as of September 30, 2017.

Production and Operational Update

Our average daily production during the third quarter of 2017 was 12,611 BOE/d (68% oil), and our operators received an average of $45.33 per Bbl of oil, $19.10 per Bbl of natural gas liquids and $2.55 per Mcf of natural gas, for an average realized price of $36.38 per BOE.

During the third quarter of 2017, the operators of our Spanish Trail mineral interests brought online nine gross horizontal wells with an average royalty interest of 12.2%, consisting of three Lower Spraberry, four Wolfcamp A, one Wolfcamp B and one Middle Spraberry wells. As of September 30, 2017, there were approximately 24 horizontal wells with an average royalty interest of 21.2% in various stages of drilling or completion on this acreage. Additionally, there is active development activity on our mineral acreage outside of Spanish Trail in Loving, Reeves, Midland, Pecos, Ward, Martin, Howard and Glasscock counties.  As of September 30, 2017, we had 736 vertical wells and 478 horizontal wells producing on our acreage. As of October 20, 2017, there were 22 active rigs and 319 active horizontal drilling permits on our acreage. We intend to continue to be active in acquiring mineral interests with near term visibility and accretive cash flow growth.

We declared a cash dividend for the third quarter of 2017 of $0.337 per common unit, payable on November 14, 2017, to unitholders of record at the close of business on November 7, 2017.

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

We are subject to the Texas margin tax. Diamondback does not expect any Texas margin tax to be due for the nine months ended September 30, 2017 or 2016.

Results of Operations

The following table summarizes our revenue and expenses and production data for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(unaudited, in thousands, except production data)
Operating Results:
Operating income:
Royalty income	$42,211	$19,992	$110,194	$50,914
Lease bonus	322	5	2,613	309
Total operating income	42,533	19,997	112,807	51,223
Costs and expenses:
Production and ad valorem taxes	2,825	1,429	7,668	4,134
Gathering and transportation	205	70	492	247
Depletion	11,068	6,751	28,587	21,485
Impairment	—	—	—	47,469
General and administrative expenses	1,368	1,153	5,064	4,109
Total costs and expenses	15,466	9,403	41,811	77,444
Income (loss) from operations	27,067	10,594	70,996	(26,221)
Other income (expense):
Interest expense	(859)	(658)	(2,114)	(1,544)
Other income	399	266	526	612
Total other income (expense), net	(460)	(392)	(1,588)	(932)
Net income (loss)	$26,607	$10,202	$69,408	$(27,153)

Production Data:
Oil (Bbls)	794,375	430,732	2,077,570	1,236,003
Natural gas (Mcf)	1,236,349	315,030	2,460,535	1,008,745
Natural gas liquids (Bbls)	159,806	92,221	393,913	221,582
Combined volumes (BOE)	1,160,239	575,458	2,881,572	1,625,709
Daily combined volumes (BOE/d)	12,611	6,255	10,555	5,933
% Oil	68%	75%	72%	76%

Average sales prices:
Oil, realized ($/Bbl)	$45.33	$41.97	$46.51	$37.64
Natural gas realized ($/Mcf)	2.55	2.39	2.62	1.89
Natural gas liquids ($/Bbl)	19.10	12.56	18.07	11.25
Average price realized ($/BOE)	36.38	34.74	38.24	31.32

Average Costs ($/BOE)
Production and ad valorem taxes	$2.43	$2.48	$2.66	$2.54
Gathering and transportation expense	0.18	0.12	0.17	0.15
General and administrative - cash component	0.75	0.19	1.05	0.70
Total operating expense - cash	$3.36	$2.79	$3.88	$3.39

General and administrative - non-cash component	$0.43	$1.81	$0.71	$1.83
Interest expense	0.74	1.14	0.73	0.95
Depletion	9.54	11.73	9.92	13.22

Comparison of the Three Months Ended September 30, 2017 and 2016

Royalty Income

Our royalty income for the three months ended September 30, 2017 and 2016 was $42.2 million and $20.0 million, respectively. Our royalty income is a function of oil, natural gas liquids and natural gas production volumes sold and average prices received for those volumes.

In addition to the increase in average prices received during the three months ended September 30, 2017, we also benefited from a 101.6% increase in combined volumes sold by our operators as compared to the three months ended September 30, 2016.

	Change in prices	Production volumes(1)	Total net dollar effect of change
			(in thousands)
Effect of changes in price:
Oil	$3.36	794,375	$2,669
Natural gas liquids	6.54	159,806	1,045
Natural gas	0.16	1,236,349	198
Total income due to change in price			$3,912

	Change in production volumes(1)	Prior period average prices	Total net dollar effect of change
			(in thousands)
Effect of changes in production volumes:
Oil	363,643	$41.97	$15,256
Natural gas liquids	67,585	12.56	849
Natural gas	921,319	2.39	2,202
Total income due to change in production volumes			18,307
Total change in income			$22,219

(1)	Production volumes are presented in Bbls for oil and natural gas liquids and Mcf for natural gas.

Lease Bonus Income

Lease bonus income increased by $0.3 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. During the three months ended September 30, 2017, we received $0.3 million in lease bonus payments to extend the term of one lease, reflecting an average bonus of $10,000 per acre.

General and Administrative Expenses

The general and administrative expenses primarily reflect costs associated with us being a publicly traded limited partnership, unit-based compensation and the amounts reimbursed to our general partner under our partnership agreement. For the three months ended September 30, 2017 and 2016, we incurred general and administrative expenses of $1.4 million and $1.2 million, respectively. The increase of $0.2 million during the three months ended September 30, 2017 was primarily due to the reimbursement of expenses to the General Partner under the Partnership Agreement, partially offset by a decrease in unit-based compensation expense.

Net Interest Expense

The net interest expense for the three months ended September 30, 2017 and 2016 reflects the interest incurred under our credit agreement. Net interest expense for the three months ended September 30, 2017 and 2016 was $0.9 million and $0.7 million, respectively. The increase of $0.2 million was due to a higher interest rate and increased borrowings during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016.

Comparison of the Nine Months Ended September 30, 2017 and 2016

Royalty Income

Our royalty income for the nine months ended September 30, 2017 and 2016 was $110.2 million and $50.9 million, respectively. Our royalty income is a function of oil, natural gas liquids and natural gas production volumes sold and average prices received for those volumes.

In addition to the increase in average prices received during the nine months ended September 30, 2017, we also benefited from a 77.3% increase in combined volumes sold by our operators as compared to the nine months ended September 30, 2016.

	Change in prices	Production volumes(1)	Total net dollar effect of change
			(in thousands)
Effect of changes in price:
Oil	$8.87	2,077,570	$18,433
Natural gas liquids	6.82	393,913	2,686
Natural gas	0.73	2,460,535	1,796
Total income due to change in price			$22,915

	Change in production volumes(1)	Prior period average prices	Total net dollar effect of change
			(in thousands)
Effect of changes in production volumes:
Oil	841,567	$37.64	$31,682
Natural gas liquids	172,331	11.25	1,939
Natural gas	1,451,790	1.89	2,744
Total income due to change in production volumes			36,365
Total change in income			$59,280

(1)	Production volumes are presented in Bbls for oil and natural gas liquids and Mcf for natural gas.

Lease Bonus Income

Lease bonus income increased by $2.3 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. During the nine months ended September 30, 2017, we received $2.6 million in lease bonus payments to extend the term of six leases, reflecting an average bonus of $3,333 per acre.

Impairment of Oil and Gas Properties

During the nine months ended September 30, 2016, we recorded an impairment of oil and gas properties of $47.5 million as a result of the significant decline in commodity prices. No impairment was recorded for the nine months ended September 30, 2017.

General and Administrative Expenses

For the nine months ended September 30, 2017 and 2016, we incurred general and administrative expenses of $5.1 million and $4.1 million, respectively. The increase of $1.0 million during the nine months ended September 30, 2017 was primarily due to the reimbursement of expenses to the General Partner under the Partnership Agreement, partially offset by a decrease in unit-based compensation expense.

Net Interest Expense

The net interest expense for the nine months ended September 30, 2017 and 2016 reflects the interest incurred under our credit agreement. Net interest expense for the nine months ended September 30, 2017 and 2016 was $2.1 million and $1.5 million, respectively. The increase of $0.6 million was due to a higher interest rate and increased borrowings during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Net income (loss)	$26,607	$10,202	$69,408	$(27,153)
Interest expense	859	658	2,114	1,544
Non-cash unit-based compensation expense	503	1,044	2,039	2,974
Depletion	11,068	6,751	28,587	21,485
Impairment	—	—	—	47,469
Adjusted EBITDA	$39,037	$18,655	$102,148	$46,319

Liquidity and Capital Resources

Overview

Our primary sources of liquidity have been cash flows from operations, proceeds from equity offerings and borrowings under our credit agreement, and our primary uses of cash have been, and are expected to continue to be, distributions to our unitholders and replacement and growth capital expenditures, including the acquisition of oil and natural gas interests. We intend to finance potential future acquisitions through a combination of cash on hand, borrowings under our credit agreement and, subject to market conditions and other factors, proceeds from one or more capital market transactions, which may include debt or equity offerings. Our ability to generate cash is subject to a number of factors, some of which are beyond our control, including commodity prices and general economic, financial, competitive, legislative, regulatory and other factors, including weather.

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

On October 16, 2017, the board of directors of the General Partner approved a cash distribution for the third quarter of 2017 of $0.337 per common unit, payable on November 14, 2017, to unitholders of record at the close of business on November 7, 2017.

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

January 2017 Public Offering

In January 2017, we completed an underwritten public offering of 9,775,000 common units, which included 1,275,000 common units issued pursuant to an option to purchase additional common units granted to the underwriters. We received net proceeds from this offering of approximately $147.5 million, after deducting underwriting discounts and commissions and estimated offering expenses, of which $120.5 million was used to repay the outstanding borrowings under our revolving credit agreement and the balance was used for general partnership purposes, which included additional acquisitions.
July 2017 Public Offering
In July 2017, we completed an underwritten public offering of 16,100,000 common units, which included 2,100,000 common units issued pursuant to an option to purchase additional common units granted to the underwriters. We received net proceeds from this offering of approximately $232.5 million, after deducting underwriting discounts and commission and estimated offering expenses, of which $152.8 million was used to repay all of the then-outstanding borrowings under our revolving credit facility, and the balance was used to fund a portion of the purchase price for acquisitions and for general corporate purposes, which included additional acquisitions.
Our Credit Agreement

We are party to a $500.0 million secured revolving credit agreement, dated as of July 8, 2014, as amended, with Wells Fargo as the administrative agent, sole book runner and lead arranger, and certain other lenders party thereto. The credit agreement matures on July 8, 2019. As of September 30, 2017, the borrowing base was set at $315.0 million and we had $35.5 million in outstanding borrowings under our credit agreement.

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

Cash Flows

The following table presents our cash flows for the period indicated.

	Nine Months Ended September 30,
	2017	2016

	(in thousands)
Cash Flow Data:
Net cash flows provided by operating activities	$94,057	$46,554
Net cash flows used in investing activities	(301,133)	(137,786)
Net cash flows provided by financing activities	202,301	98,451
Net increase (decrease) in cash	$(4,775)	$7,219

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

Investing Activities

Net cash used in investing activities was $301.1 million and $137.8 million during the nine months ended September 30, 2017 and 2016, respectively, and related to acquisitions of mineral interests.

Financing Activities

Net cash provided by financing activities was $202.3 million during the nine months ended September 30, 2017, primarily related to net proceeds of $380.0 million from our public offerings of common units, partially offset by the repayment of $85.0 million net of borrowings under our revolving credit agreement and distributions of $92.5 million to our unitholders during the period. Net cash provided by financing activities was $98.5 million during the nine months ended September 30, 2016, primarily related to $20.0 million of net borrowings under our revolving credit agreement and net proceeds of $125.1 million from our public offering of common units partially offset by $46.7 million of distributions to our unitholders during that period.

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

Credit Risk

We are subject to risk resulting from the concentration of royalty income in producing oil and natural gas interests and receivables with several significant purchasers. For the nine months ended September 30, 2017, two purchasers each accounted for more than 10% of our royalty income: Shell Trading (US) Company (48%) and RSP Permian LLC (23%). For the nine months ended September 30, 2016, two purchasers each accounted for more than 10% of our royalty income: Shell Trading (US) Company (63%) and RSP Permian LLC (28%). We do not require collateral and do not believe the loss of any single purchaser would materially impact our operating results, as crude oil and natural gas are fungible products with well-established markets and numerous purchasers.

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on our indebtedness under our credit agreement. The terms of our credit agreement provide for interest on borrowings at a floating rate equal to an alternative base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.50% and 3-month LIBOR plus 1.0%) or LIBOR, in each case plus the applicable margin. The applicable margin ranges from 1.00% to 2.00% in the case of the alternative base rate and from 2.00% to 3.00% in the case of LIBOR, in each case depending on the amount of the loan outstanding in relation to the borrowing base. We entered into this credit agreement on July 8, 2014, as subsequently amended, and as of September 30, 2017, we had $35.5 million in outstanding borrowings. Our weighted average interest rate on borrowings under our revolving credit facility was 3.24%. An increase or decrease of 1% in the interest rate would have a corresponding decrease or increase in our interest expense of approximately $0.4 million based on the $35.5 million outstanding in the aggregate under our credit agreement.

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

As of September 30, 2017, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer of our general partner have concluded that as of September 30, 2017, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

VIPER ENERGY PARTNERS LP

		By:	VIPER ENERGY PARTNERS GP LLC
its General Partner

Date:	October 25, 2017	By:	/s/ Travis D. Stice
Travis D. Stice
Chief Executive Officer

Date:	October 25, 2017	By:	/s/ Teresa L. Dick
Teresa L. Dick
Chief Financial Officer