Form 10-K
period 2017-12-31
Viper Energy Partners LP
filed 2018-02-07
CIK 1602065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-36505

Viper Energy Partners LP
(Exact Name of Registrant As Specified in Its Charter)

Delaware	46-5001985
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

500 West Texas, Suite 1200 Midland, Texas	79701
(Address of Principal Executive Offices)	(Zip Code)
(432) 221-7400
(Registrant Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class		Name of Each Exchange on Which Registered
Common Units Representing Limited Partner Interests		The Nasdaq Stock Market LLC
	Securities registered pursuant to Section 12(g) of the Act: None	(Global Select Market)
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common units held by non-affiliates was approximately $394,183,228 on June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, based on closing prices in the daily composite list for transactions on the Nasdaq Global Select Market on such date. As of January 31, 2018, 113,882,045 common limited partner units of the registrant were outstanding.
Documents Incorporated By Reference: None

VIPER ENERGY PARTNERS LP
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2017

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

Field	An area consisting of either a single reservoir or multiple reservoirs, all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.
Finding and development costs	Capital costs incurred in the acquisition, exploitation and exploration of proved oil and natural gas reserves divided by proved reserve additions and revisions to proved reserves.
Fracturing	The process of creating and preserving a fracture or system of fractures in a reservoir rock typically by injecting a fluid under pressure through a wellbore and into the targeted formation.
Gross acres or gross wells	The total acres or wells, as the case may be, in which a working interest is owned.
Horizontal drilling	A drilling technique used in certain formations where a well is drilled vertically to a certain depth and then drilled at a right angle with a specified interval.
Horizontal wells	Wells drilled directionally horizontal to allow for development of structures not reachable through traditional vertical drilling mechanisms.
MBbls	Thousand barrels of crude oil or other liquid hydrocarbons.

MBOE	One thousand barrels of crude oil equivalent, determined using a ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.
Mcf	Thousand cubic feet of natural gas.
Mineral interests	The interests in ownership of the resource and mineral rights, giving an owner the right to profit from the extracted resources.
MMBtu	Million British Thermal Units.
MMcf	Million cubic feet of natural gas.
Net acres	The sum of the fractional working interest owned in gross acres.
Net royalty acres	Gross acreage multiplied by the average royalty interest.
Oil and natural gas properties	Tracts of land consisting of properties to be developed for oil and natural gas resource extraction.
Operator	The individual or company responsible for the exploration and/or production of an oil or natural gas well or lease.
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

Our Properties

As of December 31, 2017, our assets consisted of mineral interests underlying 247,602 gross acres, 43,843 net acres and 9,570 net royalty acres in the Permian Basin. Diamondback is the operator of approximately 36% of this acreage. As of December 31, 2017, there were 731 vertical wells and 556 horizontal wells producing on this acreage. Net production during the fourth quarter of 2017 was approximately 12,413 net BOE/d and net production for the year ended December 31, 2017 averaged 11,023 BOE/d. For the years ended December 31, 2017, 2016 and 2015, royalty revenue generated from these mineral interests was $160.2 million, $78.8 million and $74.9 million, respectively.

The estimated proved oil and natural gas reserves of our assets, as of December 31, 2017, were 38,246 MBOE based on a reserve report prepared by Ryder Scott Company, L.P., or Ryder Scott, our independent reserve engineers. Of these reserves, approximately 74% were classified as proved developed producing reserves. Proved undeveloped, or PUD, reserves included in this estimate were from 101 gross horizontal well locations. As of December 31, 2017, our proved reserves were approximately 68% oil, 16% natural gas liquids and 16% natural gas.

Our mineral interests entitle us to receive an average 3.87% royalty interest on an acreage weighted basis on all production from our approximately 247,602 gross acres with no additional future capital or operating expense required. The actual royalty percentage varies by lease and ranges from less than 1% to 25%. The average royalty percentage on a production basis can therefore vary over time depending on the relative amount of production from the various leases. In the Spanish Trail area of Midland County, Texas where the majority of the drilling activity has been, our average royalty interest on an acreage weighted basis is 20.4% in 16,551 gross acres and Diamondback is the operator of 61% of this acreage.

Based on Diamondback’s evaluation of applicable geologic and engineering data with respect to the approximate 36% of our mineral interests for which it is the operator, Diamondback had identified approximately 224 potential economic horizontal drilling locations in multiple horizons in the Spanish Trail area. We do not have potential (not involving proved reserves) drilling location information with respect to the portion of our properties not operated by Diamondback, although we believe that the portion of the Spanish Trail area in Midland County, Texas operated by others has very similar production characteristics to the portion operated by Diamondback. RSP Permian, Inc., or RSP Permian, is the operator of a majority of our properties in Spanish Trail that are not operated by Diamondback. As of December 31, 2017, RSP Permian had drilled 67 horizontal wells on this acreage,

58 of which were producing and nine were in various stages of completion. Diamondback participated with RSP Permian in the drilling of 38 of these 67 horizontal wells on shared acreage subject to our mineral interests.

In addition to our mineral interests, we own a minor equity interest in an entity that owns mineral, overriding royalty, net profits, leasehold and other similar interests. The equity interest is so minor that we have no influence over partnership operating and financial policies and we account for it under the cost method.

Our Relationship with Diamondback

Diamondback owns and controls our general partner and, as of December 31, 2017, owned approximately 64% of our outstanding common units. We believe that the properties held by Diamondback include properties that have, or with additional development will have, production and reserves characteristics that could make them attractive for inclusion in our partnership. We believe Diamondback’s significant ownership in us will motivate it to offer additional mineral and other interests in oil and natural gas properties to us in the future, although Diamondback has no obligation to do so and may elect to dispose of mineral and other interests in such properties without offering us the opportunities to acquire them.

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

•
Leverage our relationship with Diamondback to participate with it in acquisitions of mineral or other interests in producing properties from third parties and to increase the size and scope of our potential third-party acquisition targets. We intend to make opportunistic acquisitions of mineral interests that have substantial oil-weighted resource potential and organic growth potential. Diamondback was formed, in part, to acquire and develop oil and natural gas properties, some of which will likely meet our acquisition criteria. In addition, Diamondback’s executives have long histories of evaluating, pursuing and consummating oil and natural gas property acquisitions in North America. Through our relationships with Diamondback and its affiliates, we have access to their significant pool of management talent and industry relationships, which we believe provide us with a competitive advantage in pursuing potential third-party acquisition opportunities. We may have additional opportunities to work jointly with Diamondback to pursue certain acquisitions of mineral or other interests in oil and natural gas properties from third parties. For example, we and Diamondback may jointly pursue an acquisition where we would acquire mineral or other interests in properties and Diamondback would acquire the remaining working and revenue interests in such properties. We believe this arrangement may give us access to third-party acquisition opportunities that we would not otherwise be in a position to pursue.

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

Competitive Strengths

We believe that the following competitive strengths will allow us to successfully execute our business strategies and achieve our primary business objective:

•
Oil rich resource base in one of North America’s leading resource plays. The majority of the acreage underlying our mineral interests is located in one of the most prolific oil plays in North America, the Permian Basin in West Texas. The majority of our current properties are well positioned in the core of both the Midland and Delaware Basins. Production on our properties for the year ended December 31, 2017 was approximately 72% oil, 12% natural gas liquids and 16% natural gas. As of December 31, 2017, our estimated net proved reserves were comprised of approximately 68% oil, 16% natural gas liquids and 16% natural gas.

•
Multi-year drilling inventory in one of North America’s leading oil resource plays. Diamondback, as the operator of approximately 36% of our acreage, has advised us that it has identified a multi-year inventory of potential drilling locations for our oil-weighted reserves from the acreage underlying our mineral interests. At an assumed price of $55.00 per Bbl WTI, Diamondback had identified approximately 224 potential economic horizontal locations on the acreage Diamondback operates in its Spanish Trail area in Midland County, Texas, based on Diamondback’s evaluation of applicable geologic and engineering data. These potential economic locations are in the Wolfcamp B, Lower Spraberry, Wolfcamp A, Middle Spraberry, Clearfork and Cline horizons. Diamondback’s current potential horizontal location count is based on 660-foot spacing between wells in the Wolfcamp B horizon, the Lower Spraberry horizon and the Wolfcamp A horizon, 880-foot spacing between wells in the Middle Spraberry horizon, and 1,320-foot spacing in the Clearfork and Cline horizons. The ultimate inter-well spacing may vary from these distances due to different factors, which would result in a higher or lower location count. Based on horizontal wells drilled to date, Ryder Scott assigned gross reserves to PUD locations ranging from 540 MBOE for 7,500-foot laterals in the Wolfcamp B to 1,332 MBOE for 10,000-foot laterals in the Lower Spraberry. When normalized to 7,500-foot laterals, Ryder Scott assigned average PUD values of 521 MBOE for the Wolfcamp B horizon, 884 MBOE for the Lower Spraberry horizon, 607 MBOE for the Middle Spraberry and 635 MBOE for the Wolfcamp A horizon. These PUD locations, as assigned by Ryder Scott, are for direct offsets to producing wells. Based on various geologic and engineering parameters, we believe that the estimates assigned to these PUD locations are reasonable estimates for development locations on the remaining portion of our acreage. Additionally, we believe that there is similar potential for horizontal development on the portion of our acreage for which Diamondback is not the operator.

Oil and Natural Gas Data

Proved Reserves

Evaluation and Review of Reserves

Our historical reserve estimates as of December 31, 2017, 2016 and 2015 were prepared by Ryder Scott. A reserve audit is not the same as a financial audit and is less vigorous in nature than an independent reserve report where the independent reserve engineer determines the reserves on its own.

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

Under SEC rules, proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible–from a given date forward, from known reservoirs and under existing economic conditions, operating methods and government regulations–prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. If deterministic methods are used, the SEC has defined reasonable certainty for proved reserves as a “high degree of confidence that the quantities will be recovered.” All of our proved reserves as of December 31, 2017 were estimated using a deterministic method. The estimation of reserves involves two distinct determinations. The first determination results in the estimation of the quantities of recoverable oil and gas and the second determination results in the estimation of the uncertainty associated with those estimated quantities in accordance with the definitions established under SEC rules. The process of estimating the quantities of recoverable oil and gas reserves relies on the use of certain generally accepted analytical procedures. These analytical procedures fall into three broad categories or methods:

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

Our petroleum engineers and geoscience professionals work closely with our independent reserve engineers to ensure the integrity, accuracy and timeliness of the data used to calculate our proved reserves relating to our assets in the Permian Basin. Our internal technical team members met with our independent reserve engineers periodically during the period covered by the reserve report to discuss the assumptions and methods used in the proved reserve estimation process. We provide historical information to the independent reserve engineers for our properties such as ownership interest, oil and gas production, well test data, commodity prices and operating and development costs. The Executive Vice President–Reservoir Engineering of our general partner is primarily responsible for overseeing the preparation of all of our reserve estimates. The Executive Vice President–Reservoir Engineering of our general partner is a petroleum engineer with over 30 years of reservoir and operations experience and our geoscience staff has an average of approximately 24 years of industry experience per person. Our technical staff uses historical information for our properties such as ownership interest, oil and gas production, well test data, commodity prices and operating and development costs.

The preparation of our proved reserve estimates are completed in accordance with our internal control procedures. These procedures, which are intended to ensure reliability of reserve estimations, include the following:

•	review and verification of historical production data, which data is based on actual production as reported by our operators;

•	preparation of reserve estimates by the Executive Vice President–Reservoir Engineering of our general partner or under his direct supervision;

•
review by the Executive Vice President–Reservoir Engineering of our general partner of all of our reported proved reserves at the close of each quarter, including the review of all significant reserve changes and all new proved undeveloped reserves additions;

•	direct reporting responsibilities by the Executive Vice President–Reservoir Engineering of our general partner to the Chief Executive Officer of our general partner;

•	verification of property ownership by our land department; and

•	no employee’s compensation is tied to the amount of reserves booked.

The following table presents our estimated net proved oil and natural gas reserves as of December 31, 2017, 2016 and 2015 based on the reserve reports prepared by Ryder Scott. Each reserve report has been prepared in accordance with the rules and regulations of the SEC. All of our proved reserves included in the reserve reports are located in the continental United States.

	December 31,
	2017	2016	2015
Estimated proved developed reserves:
Oil (MBbls)	18,788	12,332	9,700
Natural gas (MMcf)	29,256	15,933	13,739
Natural gas liquids (MBbls)	4,536	3,247	2,205
Total (MBOE)	28,200	18,235	14,195
Estimated proved undeveloped reserves:
Oil (MBbls)	7,097	9,012	8,677
Natural gas (MMcf)	7,139	11,158	10,569
Natural gas liquids (MBbls)	1,759	2,329	1,711
Total (MBOE)	10,046	13,200	12,150
Estimated Net Proved Reserves:
Oil (MBbls)	25,885	21,344	18,377
Natural gas (MMcf)	36,395	27,091	24,308
Natural gas liquids (MBbls)	6,295	5,576	3,916
Total (MBOE)(1)	38,246	31,435	26,345
Percent proved developed	73.7%	58.0%	53.9%

(1)
Estimates of reserves as of December 31, 2017, 2016 and 2015 were prepared using an average price equal to the unweighted arithmetic average of hydrocarbon prices received on a field-by-field basis on the first day of each month within the 12-month periods ended December 31, 2017, 2016 and 2015, respectively, in accordance with SEC guidelines applicable to reserve estimates as of the end of such periods. Reserve estimates do not include any value for probable or possible reserves that may exist, nor do they include any value for undeveloped acreage. The reserve estimates represent our net revenue interest in our properties. Although we believe these estimates are reasonable, actual future production, cash flows, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from these estimates.

As of December 31, 2017, our proved developed reserves totaled 18,788 MBbls of oil, 29,256 MMcf of natural gas and 4,536 MBbls of natural gas liquids, for a total of 28,200 MBOE. Producing reserves were from 731 vertical wells and 556 horizontal wells, of which Diamondback was the operator of 295 vertical wells and 240 horizontal wells and RSP Permian was the operator of 107 vertical wells and 96 horizontal wells. The remaining 329 vertical wells and 220 horizontal wells were operated by various other companies. Of the total 1,287 producing wells, Diamondback had a working interest in 603 wells.

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

Proved Undeveloped Reserves

As of December 31, 2017, our PUD reserves totaled 7,097 MBbls of oil, 7,139 MMcf of natural gas and 1,759 MBbls of natural gas liquids, for a total of 10,046 MBOE. PUDs will be converted from undeveloped to developed as the applicable wells begin production. Our PUD reserves were from 101 horizontal wells, of which Diamondback is the operator of 88 horizontal wells and RSP Permian is the operator of 13 horizontal wells. While there is a significant amount of activity by other operators, due to uncertainty of timing, development horizon, and other factors, no PUD locations attributable to such other operators were included in our reserve report. Of the horizontal locations, 20 are Wolfcamp B wells, 44 are Lower Spraberry wells, three are Middle Spraberry wells and 34 are Wolfcamp A wells.

All of our PUD drilling locations are scheduled to be drilled within five years from the date they were initially recorded. As of December 31, 2017, none of our total proved reserves were classified as proved developed non-producing.

Changes in PUDs that occurred during 2017 were primarily due to:

•	additions of 3,004 MBOE, primarily from 40 horizontal well locations attributable to extensions resulting from strategic drilling of wells to delineate our acreage position;

•	downgrade of PUDs into probable category of 767 MBOE for seven short lateral horizontal wells that are not expected to be drilled due to the lower price environment;

•	the conversion of approximately 4,906 MBOE attributable to PUDs into proved developed reserves; and

•	negative revisions of approximately 500 MBOE in PUDs primarily due to changes in type curves.

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

	Year Ended December 31,
	2017	2016	2015
Production Data:
Oil (MBbls)	2,899	1,778	1,555
Natural gas (MMcf)	3,549	1,490	1,129
Natural gas liquids (MBbl)	533	328	239
Combined volumes (MBOE)	4,024	2,354	1,982
Daily combined volumes (BOE/d)	11,023	6,432	5,431
Average Prices:
Oil (per Bbl)	$48.36	$40.23	$44.75
Natural gas (per Mcf)	2.62	2.08	2.36
Natural gas liquids (per Bbl)	20.02	12.84	10.85
Combined (per BOE)	39.81	33.49	37.76

Productive Wells

As of December 31, 2017, our operators owned a working interest in 1,287 productive wells located on the acreage in which we have a mineral interest. Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities.

Acreage

The following table sets forth information as of December 31, 2017 relating to the gross, net and net royalty acreage of our mineral interests:

Basin	Gross Acreage	Net Acreage	Net Royalty Acreage
Permian	247,602	43,843	9,570

Our net interest in production from our mineral interests is based on lease royalty terms which vary from property to property. Our interest in the majority of these properties is perpetual in nature, however approximately 6.27% of the net royalty acreage consists of over-riding royalty interests which may be subject to expiration. Net royalty acres are defined as gross acreage multiplied by the average royalty interest.

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

Seasonal Nature of Business

Generally, demand for oil increases during the summer months and decreases during the winter months while natural gas decreases during the summer months and increases during the winter months. Certain natural gas users utilize natural gas storage facilities and purchase some of their anticipated winter requirements during the summer, which can lessen seasonal demand fluctuations. Seasonal weather conditions and lease stipulations can limit drilling and producing activities and other oil and natural gas operations in a portion of our operating areas. These seasonal anomalies can pose challenges for our operators in meeting well drilling objectives and can increase competition for equipment, supplies and personnel during the spring and summer months, which could lead to shortages and increase costs or delay operations.

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

Water Discharges

The Federal Water Pollution Control Act of 1972, as amended, also known as the “Clean Water Act,” the Safe Drinking Water Act, the Oil Pollution Act and analogous state laws and regulations promulgated thereunder impose restrictions and strict controls regarding the unauthorized discharge of pollutants, including produced waters and other gas and oil wastes, into navigable waters of the United States, as well as state waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the state. Spill prevention, control and countermeasure plan requirements under federal law require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak. The Clean Water Act and regulations implemented thereunder also prohibit the discharge of dredge and fill material into regulated waters, including jurisdictional wetlands, unless authorized by an appropriately issued permit. On June 29, 2015, the EPA and the U.S. Army Corps of Engineers, or the USACE, jointly promulgated final rules redefining the scope of waters protected under the Clean Water Act. To the extent the rule expands the range of properties subject to the Clean Water Act’s jurisdiction, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas. Following its promulgation, numerous states and industry groups challenged the rule and, on October 9, 2015, a federal court stayed the rule’s implementation nationwide, pending further action in court. In response to this decision, the EPA and the USACE have resumed nationwide use of the agencies’ prior regulations defining the term “waters of the United States.” Further, on February 28, 2017, President Trump signed an executive order directing the relevant executive agencies to review the rules and to initiate rulemaking to rescind or revise them, as appropriate under the stated policies of protecting navigable waters from pollution while promoting economic growth, reducing uncertainty, and showing due regard for Congress and the states. On July 27, 2017, the EPA and the USACE published a proposed rule to rescind the 2015 rules, and, on November 22, 2017, the agencies published a proposed rule to maintain the status quo pending the agencies review of the 2015 rules.

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

In addition, the U.S. Congress has from time to time considered adopting legislation to reduce emissions of greenhouse gases and almost one-half of the states have already taken legal measures to reduce emissions of greenhouse gases primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. Although the U.S. Congress has not adopted such legislation at this time, it may do so in the future and many states continue to pursue regulations to reduce greenhouse gas emissions. Most of these cap and trade programs work by requiring major sources of emissions, such as electric power plants, or major producers of fuels, such as refineries and gas processing plants, to acquire and surrender emission allowances corresponding with their annual emissions of greenhouse gases. The number of allowances available for purchase is reduced each year until the overall greenhouse gas emission reduction goal is achieved. As the number of greenhouse gas emission allowances declines each year, the cost or value of allowances is expected to escalate significantly.

At the international level, in December 2015, the United States participated in the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France. The resulting Paris Agreement calls for the parties to undertake “ambitious efforts” to limit the average global temperature, and to conserve and enhance sinks and reservoirs of greenhouse gases. The Agreement went into effect on November 4, 2016. The Agreement establishes a framework for the parties to cooperate and report actions to reduce greenhouse gas emissions. However, on June 1, 2017, President Trump announced that the United States would withdraw from the Paris Agreement, and begin negotiations to either re-enter or negotiate an entirely new agreement with more favorable terms for the United States. The Paris Agreement sets forth a specific exit process, whereby a party may not provide notice of its withdrawal until three years from the effective date, with such withdrawal taking effect one year from such notice. It is not clear what steps the Trump Administration plans to take to withdraw from the Paris Agreement, whether a new agreement can be negotiated, or what terms would be included in such an agreement. Furthermore, in response to the announcement, many state and local leaders have stated their intent to intensify efforts to uphold the commitments set forth in the international accord.

Restrictions on emissions of methane or carbon dioxide that may be imposed could adversely impact the demand for, price of, and value of our products and reserves. As our operations also emit greenhouse gases directly, current and future laws or regulations limiting such emissions could increase our own costs. At this time, it is not possible to accurately estimate how potential future laws or regulations addressing greenhouse gas emissions would impact our business.

In addition, there have also been efforts in recent years to influence the investment community, including investment advisors and certain sovereign wealth, pension and endowment funds promoting divestment of fossil fuel equities and pressuring lenders to limit funding to companies engaged in the extraction of fossil fuel reserves. Such environmental activism and initiatives aimed at limiting climate change and reducing air pollution could interfere with our business activities, operations and ability to access capital. Furthermore, claims have been made against certain energy companies alleging that greenhouse gas emissions from oil and natural gas operations constitute a public nuisance under federal and/or state common law. As a result, private individuals or public entities may seek to enforce environmental laws and regulations against us and could allege personal injury, property damages or other liabilities. While our business is not a party to any such litigation, we could be named in actions making similar allegations. An unfavorable ruling in any such case could significantly impact our operations and could have an adverse impact on our financial condition.

Moreover, there has been public discussion that climate change may be associated with extreme weather conditions such as more intense hurricanes, thunderstorms, tornadoes and snow or ice storms, as well as rising sea levels. Another possible consequence of climate change is increased volatility in seasonal temperatures. Some studies indicate that climate change could cause some areas to experience temperatures substantially hotter or colder than their historical averages. Extreme weather conditions can interfere with our production and increase our costs and damage resulting from extreme weather may not be fully insured. However, at this time, we are unable to determine the extent to which climate change may lead to increased storm or weather hazards affecting our operations.

Regulation of Hydraulic Fracturing

Hydraulic fracturing is an important common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations, including shales. The process, which involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production, is typically regulated by state oil and natural gas commissions. However, legislation has been proposed in recent sessions of Congress to amend the Safe Drinking Water Act to repeal the exemption for hydraulic fracturing from the definition of “underground injection,” to require federal permitting and regulatory control of hydraulic fracturing, and to require disclosure of the chemical constituents of the fluids used in the fracturing process. Furthermore, several federal agencies have asserted regulatory authority over certain aspects of the process. For example, the EPA has taken the position that hydraulic fracturing with fluids containing diesel fuel is subject to regulation under the Underground Injection Control program, specifically as “Class II” Underground Injection Control wells under the Safe Drinking Water Act.

In addition, the EPA previously announced its plans to develop a Notice of Proposed Rulemaking by June 2018, which would describe a proposed mechanism - regulatory, voluntary, or a combination of both - to collect data on hydraulic fracturing chemical substances and mixtures. Also, on June 28, 2016, the EPA published a final rule prohibiting the discharge of wastewater from onshore unconventional oil and natural gas extraction facilities to publicly owned wastewater treatment plants. The EPA is also conducting a study of private wastewater treatment facilities (also known as centralized waste treatment, or CWT, facilities) accepting oil and natural gas extraction wastewater. The EPA is collecting data and information related to the extent to which CWT facilities accept such wastewater, available treatment technologies (and their associated costs), discharge characteristics, financial characteristics of CWT facilities, and the environmental impacts of discharges from CWT facilities.

On August 16, 2012, the EPA published final regulations under the federal Clean Air Act that establish new air emission controls for oil and natural gas production and natural gas processing operations. Specifically, the EPA’s rule package includes New Source Performance standards to address emissions of sulfur dioxide and volatile organic compounds and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. The final rules seek to achieve a 95% reduction in volatile organic compounds emitted by requiring the use of reduced emission completions or “green completions” on all hydraulically-fractured wells constructed or refractured after January 1, 2015. The rules also establish specific new requirements regarding emissions from compressors, controllers, dehydrators, storage tanks and other production equipment. The EPA received numerous requests for reconsideration of these rules from both industry and the environmental community, and court challenges to the rules were also filed. In response, the EPA has issued, and will likely continue to issue, revised rules responsive to some of the requests for reconsideration. In particular, on May 12, 2016, the EPA amended its regulations to impose new standards for methane and volatile organic compounds emissions for certain new, modified, and reconstructed equipment, processes, and activities across the oil and natural gas sector. However, in a March 28, 2017 executive order, President Trump directed the EPA to review the 2016 regulations and, if appropriate, to initiate a rulemaking to rescind or revise them consistent with the stated policy of promoting clean and safe development of the nation’s energy resources, while at the same time avoiding regulatory burdens that unnecessarily encumber energy production. On June 16, 2017, the EPA published a proposed rule to stay for two years certain requirements of the 2016 regulations, including fugitive emission requirements. These standards, as well as any future laws and their implementing regulations, may require us to obtain pre-approval for the expansion or modification of existing facilities or the construction of new facilities expected to produce air emissions, impose stringent air permit requirements, or mandate the use of specific equipment or technologies to control emissions. We cannot predict the final regulatory requirements or the cost to comply with such requirements with any certainty.

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

There has been increasing public controversy regarding hydraulic fracturing with regard to the use of fracturing fluids, induced seismic activity, impacts on drinking water supplies, use of water and the potential for impacts to surface water, groundwater and the environment generally. A number of lawsuits and enforcement actions have been initiated across the country implicating hydraulic fracturing practices. If new laws or regulations that significantly restrict hydraulic fracturing are adopted, such laws could make it more difficult or costly for us to perform fracturing to stimulate production from tight formations as well as make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. In addition, if hydraulic fracturing is further regulated at the federal or state level, our fracturing activities could become subject to additional permitting and financial assurance requirements, more stringent construction specifications, increased monitoring, reporting and recordkeeping obligations, plugging and abandonment requirements and also to attendant permitting delays and potential increases in costs. Such changes could cause us to incur substantial compliance costs, and compliance or the consequences of any failure to comply by us could have a material adverse effect on our financial condition and results of operations. At this time, it is not possible to estimate the impact on our business of newly enacted or potential federal, state or local laws governing hydraulic fracturing.

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

Federal, state and local regulations provide detailed requirements for the plugging and abandonment of wells, closure or decommissioning of production facilities and pipelines and for site restoration in areas. Although the U.S. Army Corps of Engineers does not require bonds or other financial assurances, some state agencies and municipalities do have such requirements.

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

As of December 31, 2017, Diamondback had 251 full-time employees. None of Diamondback’s employees are represented by labor unions or covered by any collective bargaining agreements. Diamondback also hires independent contractors and consultants involved in land, technical, regulatory and other disciplines to assist its full time employees. Please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes, each of which is included elsewhere in this Annual Report.

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

These factors and the volatility of the energy markets make it extremely difficult to predict future oil and natural gas price movements with any certainty. During the past five years, the posted price for West Texas intermediate light sweet crude oil, which we refer to as West Texas Intermediate or WTI, has ranged from a low of $26.19 per barrel, or Bbl, in February 2016 to a high of $110.62 per Bbl in September 2013. The Henry Hub spot market price of natural gas has ranged from a low of $1.49 per MMBtu in March 2016 to a high of $8.15 per MMBtu in February 2014. During 2017, WTI prices ranged from $42.48 to $60.46 per Bbl and the Henry Hub spot market price of natural gas ranged from $2.44 to $3.71 per MMBtu. On January 29, 2018, the WTI posted price for crude oil was $65.71 per Bbl and the Henry Hub spot market price of natural gas was $3.60 per MMBtu. If the prices of oil and natural gas decline, our operations, financial condition and level of expenditures for the development of our oil and natural gas reserves may be materially and adversely affected. Lower oil and natural gas prices may also result in a reduction in the borrowing base under our credit agreement, which may be determined at the discretion of our lenders.

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

Substantially all of our assets are mineral interests from which we derive royalty income. For the year ended December 31, 2017, we received approximately 61% and 23% of our royalty revenue from Diamondback and RSP Permian, respectively. The failure of Diamondback or RSP Permian to adequately or efficiently perform operations or an operator’s failure to act in ways that are in our best interests could reduce production and revenues. Further, none of the operators of our properties are obligated to undertake any development activities, so any development and production activities will be subject to their reasonable discretion. Due to the current commodity price environment, both Diamondback and RSP Permian have expressed an intent to drill and complete fewer wells on our acreage than we previously anticipated. The level, success and timing of drilling and development activities on our properties, and whether the operators elect to drill any additional wells on our acreage, depends on a number of factors that will be largely outside of our control, including:

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

Approximately 26.3% of our total estimated proved reserves as of December 31, 2017 were proved undeveloped reserves and may not be ultimately developed or produced. Recovery of proved undeveloped reserves requires significant capital expenditures and successful drilling operations. The reserve data included in the reserve reports of our independent petroleum engineers assume that substantial capital expenditures are required to develop such reserves. We cannot be certain that the estimated costs of the development of these reserves are accurate, that development will occur as scheduled or that the results of such development will be as estimated. Delays in the development of our reserves, increases in costs to drill and develop such reserves, or further decreases in commodity prices will reduce the future net revenues of our estimated proved undeveloped reserves and may result in some projects becoming uneconomical. In addition, delays in the development of reserves could force us to reclassify certain of our proved reserves as unproved reserves.

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

In addition to the geographic concentration of our producing properties described above, as of December 31, 2017, all of our proved reserves were attributable to the Wolfberry play in the Midland Basin. This concentration of assets within a small number of producing horizons exposes us to additional risks, such as changes in field-wide rules and regulations that could cause us to permanently or temporarily shut-in all of our wells within a field.

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

Project areas on our properties are in various stages of development, ranging from project areas with current drilling or production activity to project areas that have limited drilling or production history. During the year ended December 31, 2017, Diamondback, which is the operator for approximately 36% of the acreage associated with our properties, drilled a total of 100 gross wells and participated in 11 additional gross non-operated wells, of which 57 wells were completed as producing wells and 54 wells were in various stages of completion. If the wells in the process of being completed do not produce sufficient revenues or if dry holes are drilled, our financial condition, results of operations and cash available for distribution may be materially affected.

Our method of accounting for investments in oil and natural gas properties resulted in impairments of asset value for the years ended December 31, 2016 and 2015 and may result in further impairments in future periods.

We account for our oil and natural gas producing activities using the full cost method of accounting. Accordingly, all costs incurred in the acquisition, exploration and development of proved oil and natural gas properties, including the costs of abandoned properties, dry holes, geophysical costs and annual lease rentals are capitalized. All general and administrative corporate costs unrelated to drilling activities are expensed as incurred. Sales or other dispositions of oil and natural gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded unless the ratio of cost to proved reserves would significantly change. Depletion of evaluated oil and natural gas properties is computed on the units of production method, whereby capitalized costs plus estimated future development costs are amortized over total proved reserves. The average depletion rate per barrel equivalent unit of production was $10.07, $12.67 and $17.88 for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Impairments on proved oil and natural gas properties of $47.5 million and $3.4 million were recorded for the years ended December 31, 2016 and 2015, respectively. No impairment on proved oil and natural gas properties was recorded for the year ended December 31, 2017. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates–Method of Accounting for Oil and Natural Gas Properties.” If the prices of oil and natural gas decline, we may be required to write down the value of our oil and natural gas properties in the future, which could negatively affect our results of operations.

Our estimated reserves are based on many assumptions that may turn out to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.

Oil and natural gas reserve engineering is not an exact science and requires subjective estimates of underground accumulations of oil and natural gas and assumptions concerning future oil and natural gas prices, production levels, ultimate recoveries and operating and development costs. As a result, estimated quantities of proved reserves, projections of future production rates and the timing of development expenditures may be incorrect. Our historical estimates of proved reserves and related valuations as of December 31, 2017, 2016 and 2015, were prepared by Ryder Scott, an independent petroleum engineering firm, which conducted a well-by-well review of all our properties for the period covered by its reserve report using information provided by us. Over time, we may make material changes to reserve estimates taking into account the results of actual drilling, testing and production. Also, certain assumptions regarding future oil and natural gas prices, production levels and operating and development costs may prove incorrect. Any significant variance from these assumptions to actual figures could greatly affect our estimates of reserves, the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, the classifications of reserves based on risk of recovery and estimates of future net cash flows. A substantial portion of our reserve estimates are made without the benefit of a lengthy production history, which are less reliable than estimates based on a lengthy production history. Numerous changes over time to the assumptions on which our reserve estimates are based, as described above, often result in the actual quantities of oil and natural gas that we ultimately recover being different from our reserve estimates. Reserve estimates do not include any value for probable or possible reserves that may exist, nor do they include any value for unproved undeveloped acreage.

The estimates of reserves as of December 31, 2017, 2016 and 2015 were prepared using an average price equal to the unweighted arithmetic average of hydrocarbon prices received on a field-by-field basis on the first day of each month within the 12-month periods ended December 31, 2017, 2016 and 2015, respectively, in accordance with the SEC guidelines applicable to reserve estimates for such period. Commodity prices have deteriorated significantly since that time and, accordingly, using more recent prices in estimating our proved reserves, without giving effect to any acquisition activities we have executed during 2017, would result in a reduction in proved reserve volumes due to economic limits.

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

Concerns over general economic, business or industry conditions may have a material adverse effect on our results of operations, financial condition and cash available for distribution.

Concerns over global economic conditions, energy costs, geopolitical issues, inflation, the availability and cost of credit and the European, Asian and the U.S. markets contribute to economic uncertainty and diminished expectations for the global economy. These factors, combined with volatile prices of oil, natural gas and natural gas liquids, volatility in consumer confidence and job markets, may result in an economic slowdown or recession. In addition, continued hostilities in the Middle East and the occurrence or threat of terrorist attacks in the United States or other countries could adversely affect the economies of the United States and other countries. Concerns about global economic growth have had a significant adverse impact on global financial markets and commodity prices. If the economic climate in the United States or abroad deteriorates, worldwide demand for petroleum products could diminish, which could impact the price at which oil, natural gas and natural gas liquids from our properties are sold, affect the ability of vendors, suppliers and customers associated with our properties to continue operations and ultimately adversely impact our results of operations, financial condition and cash available for distribution.

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

Our credit agreement allows us to borrow in an amount up to the borrowing base, which is based on our oil and natural gas reserves and other factors as determined semi-annually by our lenders in their sole discretion. As of December 31, 2017, the borrowing base was set at $400.0 million, and we had $93.5 million of outstanding borrowings and $306.5 million available for future borrowings under our revolving credit facility. A decline in commodity prices could result in a redetermination that lowers our borrowing base at that time and, in such case, we could be required to repay any indebtedness outstanding in excess of the borrowing base. If we are unable to repay any borrowings in excess of a decreased borrowing base, we would be in default and no longer able to make any distributions to our unitholders.

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

To the extent we acquire working interests in the future, our oil and natural gas operations will be subject to various federal, state and local governmental regulations that may be changed from time to time in response to economic and political conditions. Matters subject to regulation include discharge permits for drilling operations, drilling bonds, reports concerning operations, the spacing of wells, unitization and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and natural gas wells below actual production capacity to conserve supplies of oil and gas. In addition, the production, handling, storage, transportation, remediation, emission and disposal of oil and natural gas, by-products thereof and other substances and materials produced or used in connection with oil and natural gas operations are subject to regulation under federal, state and local laws and regulations primarily relating to protection of human health and the environment. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil or criminal penalties, permit revocations, requirements for additional pollution controls and injunctions limiting or prohibiting some or all of our operations. Moreover, these laws and regulations impose strict requirements for water and air pollution control and solid waste management.

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

Significant expenditures may be required to comply with the governmental laws and regulations described above. Even if federal regulatory burdens temporarily ease, the historic trend of more expansive and stricter environmental legislation and regulations may continue in the long-term, and at the state and local levels. See “Items 1 and 2. Business and Properties—Regulation” for a description of the laws and regulations that affect our operators and that, to the extent we acquire working interests in the future, will affect us. These and other potential regulations could increase our operating costs, reduce our liquidity, delay our operations or otherwise alter the way we conduct our business, any of which could have a material adverse effect on the amount of cash available for distribution to our unitholders.

Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.

Hydraulic fracturing is an important common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations, including shales. The process, which involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production, is typically regulated by state oil and natural gas commissions. However, legislation has been proposed in recent sessions of Congress to amend the Safe Drinking Water Act to repeal the exemption for hydraulic fracturing from the definition of “underground injection,” to require federal permitting and regulatory control of hydraulic fracturing, and to require disclosure of the chemical constituents of the fluids used in the fracturing process. Furthermore, several federal agencies have asserted regulatory authority over certain aspects of the process. For example, the EPA has taken the position that hydraulic fracturing with fluids containing diesel fuel is subject to regulation under the Underground Injection Control program, specifically as “Class II” Underground Injection Control wells under the Safe Drinking Water Act.

In addition, the EPA previously announced its plans to develop a Notice of Proposed Rulemaking by June 2018, which would describe a proposed mechanism - regulatory, voluntary, or a combination of both - to collect data on hydraulic fracturing chemical substances and mixtures. Also, on June 28, 2016, the EPA published a final rule prohibiting the discharge of wastewater from onshore unconventional oil and natural gas extraction facilities to publicly owned wastewater treatment plants. The EPA is also conducting a study of private wastewater treatment facilities (also known as centralized waste treatment, or CWT, facilities) accepting oil and natural gas extraction wastewater. The EPA is collecting data and information related to the extent to which CWT facilities accept such wastewater, available treatment technologies (and their associated costs), discharge characteristics, financial characteristics of CWT facilities, and the environmental impacts of discharges from CWT facilities.

On August 16, 2012, the EPA published final regulations under the federal Clean Air Act that establish new air emission controls for oil and natural gas production and natural gas processing operations. Specifically, the EPA’s rule package includes New Source Performance standards to address emissions of sulfur dioxide and volatile organic compounds and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. The final rules seek to achieve a 95% reduction in volatile organic compounds emitted by requiring the use of reduced emission completions or “green completions” on all hydraulically-fractured wells constructed or refractured after January 1, 2015. The EPA received numerous requests for reconsideration of these rules from both industry and the environmental community, and court challenges to the rules were also filed. In response, the EPA has issued, and will likely continue to issue, revised rules responsive to some of the requests for reconsideration.

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

There has been increasing public controversy regarding hydraulic fracturing with regard to the use of fracturing fluids, induced seismic activity, impacts on drinking water supplies, use of water and the potential for impacts to surface water, groundwater and the environment generally. A number of lawsuits and enforcement actions have been initiated across the country implicating hydraulic fracturing practices. If new laws or regulations that significantly restrict hydraulic fracturing are adopted, such laws could make it more difficult or costly for us to perform fracturing to stimulate production from tight formations as well as make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. In addition, if hydraulic fracturing is further regulated at the federal or state level, our fracturing activities could become subject to additional permitting and financial assurance requirements, more stringent construction specifications, increased monitoring, reporting and recordkeeping obligations, plugging and abandonment requirements and also to attendant permitting delays and potential increases in costs. Such changes could cause us to incur substantial compliance costs, and compliance or the consequences of any failure to comply by us could have a material adverse effect on our financial condition and results of operations. At this time, it is not possible to estimate the impact on our business of newly enacted or potential federal, state or local laws governing hydraulic fracturing.

Our operations may be exposed to significant delays, costs and liabilities as a result of environmental, health and safety requirements applicable to our business activities.

To the extent we acquire working interests in the future, we may incur significant delays, costs and liabilities as a result of federal, state and local environmental, health and safety requirements applicable to our exploration, development and production activities. These laws and regulations may, among other things: (i) require us to obtain a variety of permits or other authorizations governing our air emissions, water discharges, waste disposal or other environmental impacts associated with drilling, producing and other operations; (ii) regulate the sourcing and disposal of water used in the drilling, fracturing and completion processes; (iii) limit or prohibit drilling activities in certain areas and on certain lands lying within wilderness, wetlands, frontier and other protected areas; (iv) require remedial action to prevent or mitigate pollution from former operations such as plugging abandoned wells or closing earthen pits; and/or (v) impose substantial liabilities for spills, pollution or failure to comply with regulatory filings. In addition, these laws and regulations may restrict the rate of oil or natural gas production. These laws and regulations are complex, change frequently and have tended to become increasingly stringent over time. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, imposition of cleanup and site restoration costs and liens, the suspension or revocation of necessary permits, licenses and authorizations, the requirement that additional pollution controls be installed and, in some instances, issuance of orders or injunctions limiting or requiring discontinuation of certain operations. Under certain environmental laws that impose strict as well as joint and several liability, we may be required to remediate contaminated properties operated by us or facilities of third parties that received waste generated by our operations regardless of whether such contamination resulted from the conduct of others or from consequences of our own actions that were in compliance with all applicable laws at the time those actions were taken. In addition, claims for damages to persons or property, including natural resources, may result from the environmental, health and safety impacts of our operations. In addition, the risk of accidental and/or unpermitted spills or releases from our operations could expose us to significant liabilities, penalties and other sanctions under applicable laws. Moreover, public interest in the protection of the environment has tended to increase over time. The trend of more expansive and stringent environmental legislation and regulations applied to the crude oil and natural gas industry could continue, resulting in increased costs of doing business and consequently affecting profitability. To the extent laws are enacted or other governmental action is taken that restricts drilling or imposes more stringent and costly operating, waste handling, disposal and cleanup requirements, our business, financial condition, results of operations and cash available for distribution could be materially adversely affected.

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

If we acquire working interests in the future, the regulation of greenhouse gas emissions could result in increased operating costs and reduced demand for the oil and natural gas we produce.

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

At the international level, in December 2015, the United States participated in the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France. The resulting Paris Agreement calls for the parties to undertake “ambitious efforts” to limit the average global temperature, and to conserve and enhance sinks and reservoirs of greenhouse gases. The Agreement went into effect on November 4, 2016. The Agreement establishes a framework for the parties to cooperate and report actions to reduce greenhouse gas emissions. However, on June 1, 2017, President Trump announced that the United States would withdraw from the Paris Agreement, and begin negotiations to either re-enter or negotiate an entirely new agreement with more favorable terms for the United States. The Paris Agreement sets forth a specific exit process, whereby a party may not provide notice of its withdrawal until three years from the effective date, with such withdrawal taking effect one year from such notice. It is not clear what steps the Trump Administration plans to take to withdraw from the Paris Agreement, whether a new agreement can be negotiated, or what terms would be included in such an agreement. Furthermore, in response to the announcement, many state and local leaders have stated their intent to intensify efforts to uphold the commitments set forth in the international accord.

Restrictions on emissions of methane or carbon dioxide that may be imposed could adversely impact the demand for, price of, and value of our products and reserves. As our operations also emit greenhouse gases directly, current and future laws or regulations limiting such emissions could increase our own costs. At this time, it is not possible to accurately estimate how potential future laws or regulations addressing greenhouse gas emissions would impact our business.

In addition, there have also been efforts in recent years to influence the investment community, including investment advisors and certain sovereign wealth, pension and endowment funds promoting divestment of fossil fuel equities and pressuring lenders to limit funding to companies engaged in the extraction of fossil fuel reserves. Such environmental activism and initiatives aimed at limiting climate change and reducing air pollution could interfere with our business activities, operations and ability to access capital. Furthermore, claims have been made against certain energy companies alleging that greenhouse gas emissions from oil and natural gas operations constitute a public nuisance under federal and/or state common law. As a result, private individuals or public entities may seek to enforce environmental laws and regulations against us and could allege personal injury, property damages or other liabilities. While our business is not a party to any such litigation, we could be named in actions making similar allegations. An unfavorable ruling in any such case could significantly impact our operations and could have an adverse impact on our financial condition.

Moreover, there has been public discussion that climate change may be associated with extreme weather conditions such as more intense hurricanes, thunderstorms, tornadoes and snow or ice storms, as well as rising sea levels. Another possible consequence of climate change is increased volatility in seasonal temperatures. Some studies indicate that climate change could cause some areas to experience temperatures substantially hotter or colder than their historical averages. Extreme weather conditions can interfere with our production and increase our costs and damage resulting from extreme weather may not be fully insured. However, at this time, we are unable to determine the extent to which climate change may lead to increased storm or weather hazards affecting our operations.

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

In addition, Diamondback or its affiliates, may compete with us.

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

Diamondback and other affiliates of our general partner may compete with us.

Our partnership agreement provides that our general partner is restricted from engaging in any business activities other than acting as our general partner, engaging in activities incidental to its ownership interest in us and providing management, advisory and administrative services to its affiliates or to other persons. However, affiliates of our general partner, including Diamondback, are not prohibited from engaging in other businesses or activities, including those that might be in direct competition with us. In addition, Diamondback may compete with us for investment opportunities and may own an interest in entities that compete with us. Further, Diamondback and its affiliates, may acquire, develop or dispose of additional oil and natural gas properties or other assets in the future, without any obligation to offer us the opportunity to purchase or develop any of those assets.

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

Pursuant to the terms of our partnership agreement, the doctrine of corporate opportunity, or any analogous doctrine, does not apply to our general partner or any of its affiliates, including its executive officers and directors, and Diamondback. Any such person or entity that becomes aware of a potential transaction, agreement, arrangement or other matter that may be an opportunity for us will not have any duty to communicate or offer such opportunity to us. Any such person or entity will not be liable to us or to any limited partner for breach of any fiduciary duty or other duty by reason of the fact that such person or entity pursues or acquires such opportunity for itself, directs such opportunity to another person or entity or does not communicate such opportunity or information to us. This may create actual and potential conflicts of interest between us and affiliates of our general partner and result in less than favorable treatment of us and our unitholders.

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

If our unitholders are dissatisfied with the performance of our general partner, they have limited ability to remove our general partner. Unitholders will be unable to remove our general partner without its consent because affiliates of our general partner own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding common units is required to remove our general partner. As of December 31, 2017, Diamondback owned 64% of our outstanding common units.

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

At the time of the IPO, we and our general partner entered into an advisory services agreement with Wexford Capital LP, or Wexford, pursuant to which Wexford agreed to provide general finance and advisory services. Any fee paid would reduce the amount of cash available for distribution to our unitholders. We paid no amounts to Wexford under the advisory services agreement during 2016 and 2017. In addition, we have entered into a tax sharing agreement with Diamondback pursuant to which we are required to reimburse Diamondback for our share of state and local income and other taxes borne by Diamondback as a result of our results being included in a combined or consolidated tax return filed by Diamondback with respect to taxable periods including or beginning on the closing date of the IPO. No amounts have been paid to Diamondback under the tax sharing agreement.

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

If at any time our general partner and its affiliates (including Diamondback) own more than 97% of the common units, our general partner will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price equal to the greater of (1) the average of the daily closing price of the common units over the 20 trading days preceding the date three days before notice of exercise of the call right is first mailed and (2) the highest per-unit price paid by our general partner or any of its affiliates for common units during the 90-day period preceding the date such notice is first mailed. If our general partner and its affiliates (including Diamondback) reduce their ownership to below 75% of the outstanding common units, the ownership threshold to exercise the call right will be permanently reduced to 80%. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return or a negative return on their investment. Unitholders may also incur a tax liability upon a sale of their units. Our general partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the limited call right. There is no restriction in our partnership agreement that prevents our general partner from causing us to issue additional common units and then exercising its call right. If our general partner exercised its limited call right, the effect would be to take us private and, if the units were subsequently deregistered, we would no longer be subject to the reporting requirements of the Exchange Act. As of December 31, 2017, Diamondback owned 64% of our common units.

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

As of December 31, 2017, we had 113,882,045 common units outstanding. Sales by holders of a substantial number of our common units in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities. In addition, we have provided registration rights to Diamondback. Pursuant to these registration rights, we have registered, under the Securities Act, all of the common units owned by Diamondback for resale. Under our partnership agreement, our general partner and its affiliates have registration rights relating to the offer and sale of any units that they hold.

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

Risks Related to Recently Enacted U.S. Tax Legislation and Tax Risks to Common Unitholders

Recently enacted U.S. tax legislation as well as future U.S. tax legislations may adversely affect our business, results of operations, financial condition and cash flow.

On December 22, 2017, the President signed into law Public Law No. 115-97, a comprehensive tax reform bill commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) that makes significant changes to U.S. federal income tax laws. Among other changes, the Tax Act (i) introduces a new deduction on certain pass-through income, (ii) repeals the partnership technical termination rule and (iii) imposes a new limitation on the deductibility of interest expense. The Tax Act is complex and far-reaching and we have not completed our analysis of the impact its enactment has on us. There may be other material adverse effects resulting from the Tax Act that we have not identified and that could have an adverse effect on our business, results of operations, financial condition and cash flow.

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

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate. We would also be subject to certain state taxes. Distributions to unitholders would generally be taxed again as corporate distributions, and no income, gains, losses or deductions would flow through to unitholders. Because a tax would be imposed upon us as a corporation, our cash available for distribution to unitholders would be substantially reduced. In addition, changes in current state law may subject us to additional entity-level taxation by individual states. Because of widespread state budget deficits and other reasons, several states have been evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. Imposition of any such taxes may substantially reduce the cash available for distribution to unitholders. Therefore, treatment of us as a corporation or the assessment of a material amount of entity-level taxation would result in a material reduction in the anticipated cash flow and after-tax return to the unitholders, likely causing a substantial reduction in the value of our common units.

The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes or differing interpretations, possibly applied on a retroactive basis.

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, from time to time, members of Congress propose and consider substantive changes to the existing U.S. federal income tax laws that affect publicly traded partnerships. Additionally on January 24, 2017, the U.S. Treasury Department and the IRS published final regulations regarding qualifying income under Section 7704(d)(1)(E) of the Code effective as of January 19, 2017, that provide industry-specific guidance regarding whether income earned from certain activities will be treated as qualifying income. We believe the income that we treat as qualifying income satisfies the requirements for qualifying income under the current law and the final regulations.

Any modification to the federal income tax laws and interpretations thereof may or may not be retroactively applied and could make it more difficult or impossible for us to satisfy the requirements of the exception pursuant to which we are treated as a partnership for income tax purposes. While the Tax Act does not negatively impact the final regulations or the qualifying income exception, there is no guarantee that such proposal will not become part of any future legislation. We are unable to predict whether any of these changes, or other proposals, will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units.

If the IRS were to contest the federal income tax positions we take, it may adversely impact the market for our common units, and our cash available for distribution to our unitholders might substantially be reduced.

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

Legislation applicable to partnership tax years beginning after 2017 alters the procedures for auditing large partnerships and for assessing and collecting taxes due (including penalties and interest) as a result of a partnership-level federal income tax audit. If the IRS makes audit adjustments to our partnership tax returns, to the extent possible under the new rules, our general partner may cause the partnership to pay the taxes (including any applicable penalties and interest) directly to the IRS in the year in which the audit is completed or, if we are eligible, elect to cause our unitholders and former unitholders to take such audit adjustments into account. Although our general partner may elect to have our unitholders and former unitholders take such audit adjustment into account and pay any resulting taxes (including applicable penalties or interest) in accordance with their interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. If we make payments of taxes and any penalties and interest directly to the IRS in the year in which the audit is completed, our cash available for distribution to our unitholders might be substantially reduced, in which case our current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such unitholders did not own common units in us during the tax year under audit.
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

If our unitholders sell their common units, they will recognize a gain or loss equal to the difference between the amount realized and their tax basis in those common units. Because distributions in excess of their allocable share of our net taxable income decrease their tax basis in their common units, the amount, if any, of such prior excess distributions with respect to the units they sell will, in effect, become taxable income to them if they sell such units at a price greater than their tax basis in those units, even if the price they receive is less than their original cost. Furthermore, a substantial portion of the amount realized, whether or not representing a gain, may be taxed as ordinary income due to potential recapture items, including depreciation and depletion recapture. In addition, because the amount realized includes a unitholder’s share of our nonrecourse liabilities, if they sell their common units, they may incur a tax liability in excess of the amount of cash they receive from the sale.

Tax-exempt entities and non-U.S. persons face unique tax issues from owning our common units that may result in adverse tax consequences to them.

Investment in common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (known as IRAs), raises issues unique to them. For example, a portion of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, may be unrelated business taxable income and may be taxable to them. Distributions to non-U.S. persons will be subject to withholding taxes imposed at the highest effective tax rate applicable to such non-U.S. persons, and each non-U.S. person may be required to file United States federal tax returns and pay tax on their share of our taxable income if it is treated as effectively connected income. Prospective unitholders who are a tax-exempt entities or non-U.S. persons should consult their tax advisor before investing in our common units.

Pursuant to the Tax Act, if a unitholder sells or otherwise disposes of a common unit, the transferee is required to withhold 10% of the amount realized by the transferor unless the transferor certifies that it is not a foreign person, and we are required to deduct and withhold from distributions to the transferee amounts that should have been withheld by the transferee but were not withheld. However, the Department of the Treasury and the IRS have determined that this withholding requirement should not apply to any disposition of a publicly traded interest in a publicly traded partnership (such as us) until regulations or other guidance have been issued clarifying the application of this withholding requirement to dispositions of interests in publicly traded partnerships. Accordingly, while this new withholding requirement does not currently apply to interests in us, there can be no assurance that such requirement will not apply in the future.

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

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under existing Treasury regulations, and, accordingly, our counsel is unable to opine as to the validity of this method. The Department of the Treasury and the IRS adopted final Treasury regulations allowing a similar monthly simplifying convention for taxable years beginning on or after August 3, 2015. However, such regulations do not specifically authorize the use of the proration method we have adopted. If the IRS were to challenge our proration method or new Treasury Regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

A unitholder whose units are the subject of a securities loan (e.g., a loan to a “short seller” to cover a short sale of units) may be considered to have disposed of those units. If so, the unitholder would no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and could recognize gain or loss from the disposition.

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

PART II
ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Cash Distributions to Unitholders

Our common units are listed on the Nasdaq Global Select Market under the symbol “VNOM.” Our common units began trading on June 18, 2014 at an initial public offering price of $26.00 per common unit. The following table shows the low and high sales price per common unit, as reported by the Nasdaq Global Select Market, for the periods indicated:

Period:	High	Low	Cash Distributions per Common Unit(1)
2017
1st Quarter	$19.38	$15.37	$0.302
2nd Quarter	$18.63	$15.19	$0.332
3rd Quarter	$18.98	$14.76	$0.337
4th Quarter(2)	$24.00	$18.02	$0.460
2016
1st Quarter	$17.50	$12.69	$0.149
2nd Quarter	$20.25	$16.07	$0.189
3rd Quarter	$19.60	$15.10	$0.207
4th Quarter	$17.41	$13.53	$0.258

(1)	Distributions are shown for the quarter in which they were generated.

(2)	The Q4 2017 distribution is payable on February 26, 2018 to unitholders of record at the close of business on February 19, 2018.

There were five holders of record of our common units on January 31, 2018.

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

Presented below is our historical financial data for the periods and as of the dates indicated. The historical financial data for the years ended December 31, 2017, 2016 and 2015 and the balance sheet data as of December 31, 2017 and 2016 are derived from our audited consolidated financial statements included elsewhere in this Annual Report.

	Year Ended December 31,				Period From Inception Through December 31, 2013
	2017	2016	2015	2014
	(in thousands)
Statement of Operations Data:
Royalty income	$160,163	$78,837	$74,859	$77,767	$14,987
Lease bonus	11,870	309	—	—	—
Total operating income	172,033	79,146	74,859	77,767	14,987
Costs and expenses:
Production and ad valorem taxes	10,608	5,544	5,531	5,377	972
Gathering and transportation	789	415	259	—	—
Depletion	40,519	29,820	35,436	27,601	5,199
Impairment	—	47,469	3,423	—	—
General and administrative expenses	6,296	5,209	5,835	4,372	87
Total costs and expenses	58,212	88,457	50,484	37,350	6,258
Income (loss) from operations	113,821	(9,311)	24,375	40,417	8,729
Other income (expense):
Interest expense, net	(3,164)	(2,455)	(1,110)	(487)	—
Interest expense—related party, net of capitalized interest	—	—	—	(10,755)	(5,741)
Other income, net	821	867	1,154	459	—
Total other income (expense), net	(2,343)	(1,588)	44	(10,783)	(5,741)
Net income (loss)	$111,478	$(10,899)	$24,419	$29,634	$2,988

Allocation of net income:
Net income attributable to the period January 1, 2014 through June 22, 2014				$7,021
Net income attributable to the period June 23, 2014 through December 31, 2014				22,613
Total net income				$29,634

	Year Ended December 31,				Period From Inception Through December 31, 2013
	2017	2016	2015	2014
	(in thousands)
Net income (loss) attributable to common limited partners per unit:
Basic	$1.07	$(0.13)	$0.31	0.29
Diluted	$1.07	$(0.13)	$0.31	0.29

Statement of Cash Flow Data:
Net cash provided by (used in):
Operating activities	$139,219	$68,627	$63,832	$51,813	$4,845
Investing activities	(344,079)	(205,721)	(43,907)	(96,815)	(4,083)
Financing activities	219,844	145,768	(34,496)	59,350	—

Other Financial Data:
Adjusted EBITDA(1)	$157,556	$72,660	$68,317	$70,579	$13,928

Balance Sheet Data (at period end):
Cash and cash equivalents	$24,197	$9,213	$539	15,110
Total assets	1,013,037	670,549	529,731	537,402
Total liabilities	99,129	122,651	34,587	2,051
Unitholders’ equity/Members’ equity	913,908	547,898	495,144	535,351

(1)	For more information, please read “—Non-GAAP Financial Measure” below.

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

We define Adjusted EBITDA as net income (loss) plus net interest expense, interest expense–related party (net of capitalized interest), non-cash unit-based compensation expense, depletion expense and impairment expense. Adjusted EBITDA is not a measure of net income (loss) as determined by GAAP. We exclude the items listed above from net income (loss) in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which are components of Adjusted EBITDA.

Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net income (loss) as determined in accordance with GAAP or as an indicator of our operating performance or liquidity. Our computations of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies.

The following table presents a reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial measure for the periods indicated.

	Year Ended December 31,				Period From Inception Through December 31, 2013
	2017	2016	2015	2014
	(in thousands)
Net income (loss)	$111,478	$(10,899)	$24,419	$29,634	$2,988
Interest expense, net	3,164	2,455	1,110	487	—
Interest expense–related party, net of capitalized interest	—	—	—	10,755	5,741
Non-cash unit-based compensation expense	2,395	3,815	3,929	2,102	—
Depletion	40,519	29,820	35,436	27,601	5,199
Impairment	—	47,469	3,423	—	—
Adjusted EBITDA	$157,556	$72,660	$68,317	$70,579	$13,928

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a publicly traded Delaware limited partnership formed by Diamondback on February 27, 2014 to, among other things, own, acquire and exploit oil and natural gas properties in North America. The Partnership is currently focused on oil and natural gas properties in the Permian Basin. As of December 31, 2017, our general partner held a 100% non-economic general partner interest in us, and Diamondback had an approximate 64% limited partner interest in us.

We operate in one reportable segment engaged in the acquisition of oil and natural gas properties. Our assets consist primarily of producing oil and natural gas properties principally located in the Permian Basin of West Texas.

2017 Transactions and Recent Developments

Our Equity Offerings

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
Recent Acquisitions

During 2017, we acquired mineral interests underlying 3,157 net royalty acres for an aggregate purchase price of approximately $343.1 million and, as of December 31, 2017, had mineral interests underlying 9,570 net royalty acres. We funded these acquisitions primarily with borrowings under our revolving credit facility, with a portion of the net proceeds from our January and July 2017 offerings of common units and with the issuance of 174,513 common units to a seller in a private placement in May 2017.
Since the end of the fourth quarter of 2017, we acquired from unrelated third party sellers additional mineral interests underlying 137,443 gross acres, 1,617 net acres and 900 net royalty acres in the Permian Basin and Eagle Ford Shale for an aggregate of approximately $149.4 million, subject to post-closing adjustments. These transactions included 681 net royalty acres in DeWitt, Karnes and Gonzales Counties that we acquired for approximately $123.4 million, subject to post-closing adjustment.  These assets are in the core of the Eagle Ford Shale of South Texas, with internally estimated 2018 net production of 900 BOE/d (approximately 77% liquids). As of February 2, 2018, there were four rigs running on this Eagle Ford acreage, with 225 active horizontal well permits. As a result of these transactions, as of February 2, 2018, our assets included mineral interests underlying 385,046 gross acres, 45,460 net acres and 10,470 net royalty acres primarily in the Permian Basin and Eagle Ford Shale. These acquisitions were primarily funded with cash on hand and borrowings under our revolving credit facility.

Sources of Our Revenue

Our revenues are primarily derived from royalty payments we receive from our operators based on the sale of oil and natural gas production, as well as the sale of natural gas liquids that are extracted from natural gas during processing. Royalty income may vary significantly from period to period as a result of changes in commodity prices, production mix and volumes of production sold by our operators.

The following table presents the breakdown of our operating income for the following periods:

	Year Ended December 31,
	2017	2016	2015
Operating income
Royalty income
Oil sales	81%	90%	93%
Natural gas sales	5%	4%	4%
Natural gas liquid sales	6%	6%	3%
Lease bonus income	8%	—%	—%
	100%	100%	100%

As a result, our revenues are more sensitive to fluctuations in oil prices than they are to fluctuations in natural gas liquids or natural gas prices. Oil, natural gas liquids and natural gas prices have historically been volatile. During 2017, West Texas Intermediate posted prices ranged from $42.48 to $60.46 per Bbl and the Henry Hub spot market price of natural gas ranged from $2.44 to $3.71 per MMBtu. On December 29, 2017, the West Texas Intermediate posted price for crude oil was $60.46 per Bbl and the Henry Hub spot market price of natural gas was $3.69 per MMBtu. Lower prices may not only decrease our revenues, but also potentially the amount of oil and natural gas that our operators can produce economically. Lower oil and natural gas prices may also result in a reduction in the borrowing base under our credit agreement, which may be redetermined at the discretion of our lenders.

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

We are subject to the Texas margin tax. Diamondback does not expect any Texas margin tax to be due for the years ended December 31, 2017, 2016 and 2015.

Results of Operations

The following table summarizes our revenue and expenses and production data for the periods indicated.

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Operating Results:
Royalty income	$160,163	$78,837	$74,859
Lease bonus	11,870	309	—
Total operating income	172,033	79,146	74,859
Costs and expenses:
Production and ad valorem taxes	10,608	5,544	5,531
Gathering and transportation	789	415	259
Depletion	40,519	29,820	35,436
Impairment	—	47,469	3,423
General and administrative expenses	6,296	5,209	5,835
Total costs and expenses	58,212	88,457	50,484
Income (loss) from operations	113,821	(9,311)	24,375
Other income (expense):
Interest expense, net	(3,164)	(2,455)	(1,110)
Other income, net	821	867	1,154
Total other income (expense), net	(2,343)	(1,588)	44
Net income (loss)	$111,478	$(10,899)	$24,419

Production Data:
Oil (MBbls)	2,899	1,778	1,555
Natural gas (MMcf)	3,549	1,490	1,129
Natural gas liquids (MBbls)	533	328	239
Combined volumes (MBOE)	4,024	2,354	1,982
Daily combined volumes (BOE/d)	11,023	6,432	5,431
% Oil	72%	76%	78%

Average sales prices:
Oil, realized ($/Bbl)	$48.36	$40.23	$44.75
Natural gas realized ($/Mcf)	2.62	2.08	2.36
Natural gas liquids ($/Bbl)	20.02	12.84	10.85
Average price realized ($/BOE)	39.81	33.49	37.76

Average Costs ($/BOE)
Production and ad valorem taxes	$2.64	$2.35	$2.79
Gathering and transportation expense	0.20	0.18	0.13
General and administrative - cash component	0.97	0.59	0.96
Total operating expense - cash	$3.81	$3.12	$3.88

General and administrative - non-cash component	$0.59	$1.62	$1.98
Interest expense	0.79	1.04	0.56
Depletion	10.07	12.67	17.88

Comparison of the Years Ended December 31, 2017, 2016 and 2015

Royalty Income

Our royalty income for the years ended December 31, 2017, 2016 and 2015 was $160.2 million, $78.8 million and $74.9 million, respectively. Our royalty income is a function of oil, natural gas liquids and natural gas production volumes sold and average prices received for those volumes.

During the year ended December 31, 2017, average prices received and combined volumes sold by our operators increased as compared to the year ended December 31, 2016. Although the average prices received during the year ended December 31, 2016 decreased as compared to the year ended December 31, 2015, this decrease was partially offset by an 18.8% increase in combined volumes sold by our operators.

	2017 vs. 2016			2016 vs. 2015
	Change in prices	Production volumes(1)	Total net dollar effect of change	Change in prices	Production volumes(1)	Total net dollar effect of change
	(dollars in thousands except change in prices)
Effect of changes in price:
Oil	$8.13	2,899	$23,572	$(4.52)	1,778	$(8,035)
Natural gas	0.54	3,549	1,916	(0.28)	1,490	(417)
Natural gas liquids	7.18	533	3,829	1.99	328	653
Total income due to change in price			$29,317			$(7,799)

	Change in production volumes(1)	Prior period average prices	Total net dollar effect of change	Change in production volumes(1)	Prior period average prices	Total net dollar effect of change
	(dollars in thousands except average prices)
Effect of changes in production volumes:
Oil	1,121	$40.23	$45,090	222	$44.75	$9,955
Natural gas	2,059	2.08	4,282	362	2.36	854
Natural gas liquids	205	12.84	2,637	89	10.85	968
Total income due to change in production volumes			52,009			11,777
Total change in income			$81,326			$3,978

(1)	Production volumes are presented in MBbls for oil and natural gas liquids and MMcf for natural gas

Lease Bonus Income

Lease bonus income increased by $11.6 million to $11.9 million for the year ended December 31, 2017 from $0.3 million for the year ended December 31, 2016. During the year ended December 31, 2017, we received $2.8 million which was attributable to lease bonus payments to extend the term of seven leases, reflecting an average bonus of $3,442 per acre, and $9.1 million attributable to lease bonus payments on three new leases, reflecting an average bonus of $14,320 per acre. During the year ended December 31, 2016, we received $0.3 million in lease bonus payments to extend the term of six leases, reflecting an average bonus of $1,371 per acre. We had no lease bonus income for the year ended December 31, 2015.

Impairment of Oil and Gas Properties.

During the years ended December 31, 2016 and 2015, we recorded impairments of oil and gas properties of $47.5 million and $3.4 million, respectively, as a result of the significant decline in commodity prices. No impairment was recorded for the year ended December 31, 2017.

General and Administrative Expenses

For the years ended December 31, 2017, 2016 and 2015, we incurred general and administrative expenses of $6.3 million, $5.2 million and $5.8 million, respectively. The general and administrative expenses primarily reflect costs associated with us being a publicly traded limited partnership, unit-based compensation, the amounts reimbursed to our general partner under our partnership agreement and amounts incurred under our advisory services agreement. For the year ended December 31, 2017, the General Partner received reimbursements from us of $2.5 million. For the year ended December 31, 2016, the General Partner did not receive any reimbursements from us. For the year ended December 31, 2015, the General Partner did not receive any reimbursements from us other than the $4,000 outstanding at December 31, 2014.

Net Interest Expense

Net interest expense for the years ended December 31, 2017, 2016 and 2015 was $3.2 million, $2.5 million and $1.1 million, respectively. The increase of $0.7 million in net interest expense for the year ended December 31, 2017 as compared to 2016 was due to a higher average interest rate and increased average level of outstanding borrowings. The increase of $1.3 million in net interest expense for the year ended December 31, 2016 as compared to 2015 was primarily due to a higher average level of outstanding borrowings under our credit agreement.

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

We define Adjusted EBITDA as net income (loss) plus net interest expense, non-cash unit-based compensation expense, depletion expense and impairment expense. Adjusted EBITDA is not a measure of net income (loss) as determined by GAAP. We exclude the items listed above from net income (loss) in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which are components of Adjusted EBITDA.

Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net income (loss) as determined in accordance with GAAP or as an indicator of our operating performance or liquidity. Our computations of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies.

The following table presents a reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial measure for the periods indicated.

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Net income (loss)	$111,478	$(10,899)	$24,419
Interest expense, net	3,164	2,455	1,110
Non-cash unit-based compensation expense	2,395	3,815	3,929
Depletion	40,519	29,820	35,436
Impairment	—	47,469	3,423
Adjusted EBITDA	$157,556	$72,660	$68,317

Liquidity and Capital Resources

Overview

Our primary sources of liquidity have been cash flows from operations and equity and debt financings, including borrowings under our credit agreement, and our primary uses of cash have been, and are expected to continue to be, to pay distributions to our unitholders and for replacement and growth capital expenditures, including the acquisition of oil and natural gas properties. Our ability to generate cash is subject to a number of factors, some of which are beyond our control, including commodity prices, weather and general economic, financial, competitive, legislative, regulatory and other factors. In 2018, we believe cash flows from operations and availability under our credit agreement will provide sufficient liquidity to manage our cash needs and contractual obligations and to fund expected capital expenditures. We continually monitor market conditions and may consider issuing more equity or taking on debt if we believe conditions to be favorable.

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

The following table presents cash distributions approved by the board of directors of our general partner for the periods presented.

Declaration Date	Quarter	Amount per Common Unit	Payment Date	Amount Distributed to Diamondback
				(in thousands)
May 1, 2015	Q1 2015	$0.189	May 22, 2015	$13,385
July 31, 2015	Q2 2015	$0.220	August 21, 2015	$15,499
October 30, 2015	Q3 2015	$0.200	November 20, 2015	$14,091
February 12, 2016	Q4 2015	$0.228	February 26, 2016	16,063
May 2, 2016	Q1 2016	$0.149	May 23, 2016	$10,497
July 21, 2016	Q2 2016	$0.189	August 22, 2016	$13,693
October 25, 2016	Q3 2016	$0.207	November 18, 2016	$14,997
February 3, 2017	Q4 2016	$0.258	February 24, 2017	$18,692
April 28, 2017	Q1 2017	$0.302	May 25, 2017	$21,880
July 28, 2017	Q2 2017	$0.332	August 24, 2017	$24,286
October 16, 2017	Q3 2017	$0.337	November 14, 2017	$24,652
January 26, 2018	Q4 2017	$0.460	February 26, 2018	*
* The Q4 2017 distribution is payable on February 26, 2018 to unitholders of record at the close of business on February 19, 2018. Based on the common units held by Diamondback on February 6, 2018, the Q4 2017 distribution payable to Diamondback on February 26, 2018 will be approximately $33.6 million.

Our Credit Agreement

On July 8, 2014, we entered into a secured revolving credit agreement with Wells Fargo, as administrative agent, and Wells Fargo Securities, as sole book runner and lead arranger. The credit agreement, as amended, provides for a revolving credit facility in the maximum credit amount of $2.0 billion and a borrowing base based on our oil and natural gas reserves and other factors (the “borrowing base”) of $400.0 million, subject to scheduled semi-annual and other elective borrowing base redeterminations. The borrowing base is scheduled to be re-determined semi-annually with effective dates of May 1st and November 1st. In addition, we may request up to three additional redeterminations of the borrowing base during any 12-month period. As of December 31, 2017, the borrowing base was set at $400.0 million, and we had $93.5 million of outstanding borrowings and $306.5 million available for future borrowings under our revolving credit facility.

The outstanding borrowings under the credit agreement bear interest at a per annum rate elected by us that is equal to an alternate base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.50% and 3-month LIBOR plus 1.0%) or LIBOR, in each case plus the applicable margin. The applicable margin ranges from 0.75% to 1.75% per annum in the case of the alternate base rate and from 1.75% to 2.75% per annum in the case of LIBOR, in each case depending on the amount of loans and letters of credit outstanding in relation to the commitment, which is defined as the lesser of the maximum credit amount and the borrowing base. We are obligated to pay a quarterly commitment fee ranging from 0.375% to 0.500% per year on the unused portion of the commitment, which fee is also dependent on the amount of loans and letters of credit outstanding in relation to the commitment. Loan principal may be optionally repaid from time to time without premium or penalty (other than customary LIBOR breakage), and is required to be repaid (a) to the extent the loan amount exceeds the commitment or the borrowing base, whether due to a borrowing base redetermination or otherwise (in some cases subject to a cure period), (b) in an amount equal to the net cash proceeds from the sale of property when a borrowing base deficiency or event of default exists under the credit agreement and (c) at the maturity date of November 1, 2022. The loan is secured by substantially all of our and our subsidiary’s assets.

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

The covenant prohibiting additional indebtedness allows for the issuance of unsecured debt of up to $400.0 million in the form of senior unsecured notes and, in connection with any such issuance, the reduction of the borrowing base by 25% of the stated principal amount of each such issuance. A borrowing base reduction in connection with such issuance may require a portion of the outstanding principal of the loan to be repaid.

As of December 31, 2017, we were in compliance with all financial covenants under our credit agreement. The lenders may accelerate all of the indebtedness under our revolving credit facility upon the occurrence and during the continuance of any event of default. The credit agreement contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross-default, bankruptcy and change of control. With certain specified exceptions, the terms and provisions of our credit agreement generally may be amended with the consent of the lenders holding a majority of the outstanding loans or commitments to lend.

Cash Flows

The following table presents our cash flows for the period indicated.

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Cash Flow Data:
Net cash provided by operating activities	$139,219	$68,627	$63,832
Net cash used in investing activities	(344,079)	(205,721)	(43,907)
Net cash provided by (used in) financing activities	219,844	145,768	(34,496)
Net increase (decrease) in cash	$14,984	$8,674	$(14,571)

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

Investing Activities

The purchase of oil and natural gas interests accounted for the majority of our cash outlays for investing activities. Net cash used in investing activities was $344.1 million, $205.7 million and $43.9 million during the years ended December 31, 2017, 2016 and 2015, respectively, related to acquisitions of royalty interests.

Financing Activities

Net cash provided by financing activities was $219.8 million during the year ended December 31, 2017, primarily related to aggregate net proceeds of $380.0 million from our public offerings of common units in January and July 2017, partially offset by $130.9 million of distributions to our unitholders and $27.0 million of net repayments under our revolving credit agreement during 2017.

Net cash provided by financing activities was $145.8 million during the year ended December 31, 2016, primarily related to $86.0 million of net borrowings under our revolving credit agreement and net proceeds of $125.0 million from our public offering of common units partially offset by $64.8 million of distributions to our unitholders during 2016.

Net cash used in financing activities of $34.5 million during the year ended December 31, 2015 primarily related to $68.6 million of distributions to our unitholders during 2015, after giving effect to $34.5 million of proceeds from borrowings under our credit facility.

Contractual Obligations

The following table summarizes our contractual obligations and commitments as of December 31, 2017.

	Payments Due by Period
	Total	2018	2019-2020	2021-2022	Thereafter
	(in thousands)
Credit agreement(1)	$93,500	$—	$—	$93,500	$—
Interest and commitment fees under our credit agreement(2)	$5,555	$1,149	$2,299	$2,107	$—
	$99,055	$1,149	$2,299	$95,607	$—

(1)
Includes the outstanding principal amount under the credit agreement, the table does not include interest expense or other fees payable under this floating rate facility as we cannot predict the timing of future borrowings and repayments or interest rates to be charged.

(2)
This table reflects only the minimum amount of interest and commitment fees due, which as of December 31, 2017 includes a commitment fee equal to 0.375% per year of the unused portion of the borrowing base of our credit agreement. The table does not include interest expense as we cannot predict the timing of future borrowings and repayments or interest rates to be charged. See Note 5–Debt to our consolidated financial statements and related notes included elsewhere in this Annual Report.

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

Oil and Natural Gas Reserve Quantities and Standardized Measure of Discounted Future Net Cash Flows

Our independent engineers and technical staff prepare our estimates of oil and natural gas reserves and associated future net cash flows. The SEC has defined proved reserves as the estimated quantities of oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. The process of estimating oil and natural gas reserves is complex, requiring significant decisions in the evaluation of available geological, geophysical, engineering and economic data. The data for a given property may also change substantially over time as a result of numerous factors, including additional development activity, evolving production history and a continual reassessment of the viability of production under changing economic conditions. As a result, material revisions to existing reserve estimates occur from time to time. Although every reasonable effort is made to ensure that reserve estimates reported represent the most accurate assessments possible, the subjective decisions and variances in available data for various properties increase the likelihood of significant changes in these estimates. If such changes are material, they could significantly affect future amortization of capitalized costs and result in impairment of assets that may be material.

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

Accounting for Unit-Based Compensation

Unit-based compensation grants are measured at their grant date fair value and related compensation cost is recognized over the vesting period of the grant. The LTIP and related accounting policies are defined and described more fully in Note 7–Unit-Based Compensation to our audited consolidated financial statements included elsewhere in this Annual Report. The determination of the fair value of an award requires significant estimates and subjective judgments regarding, among other things, the appropriate option pricing model, the expected life of the award and forfeiture rate assumptions. Estimates of the fair value of unit options granted during the year ended December 31, 2017, were completed using a Black-Scholes option valuation model, which requires us to make several assumptions.

Recent Accounting Pronouncements

Recently Issued Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers”. This update supersedes most of the existing revenue recognition requirements in GAAP and requires (i) an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services and (ii) requires expanded disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows from contracts with customers.

We will adopt this Accounting Standards Update effective January 1, 2018 using the modified retrospective approach. We have reviewed various contracts that represent our material revenue streams and determined that there will be no impact to our financial position, results of operations or liquidity. Upon adoption of this Accounting Standards Update, we will not be required to record a cumulative effect adjustment due to the new Accounting Standards Update not having a quantitative impact compared to existing GAAP. Also, upon adoption of this Accounting Standards Update, we will not be required to alter our existing information technology and internal controls outside of ongoing contract review processes in order to identify impacts of future revenue contracts entered into by us. We do not anticipate the disclosure requirements under the Accounting Standards Update to have a material change on how we present information regarding our revenue streams as compared to existing GAAP.

In January 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-01, “Financial Instruments–Overall”. This update applies to any entity that holds financial assets or owes financial liabilities. This update requires equity investments (except for those accounted for under the equity method or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. We will adopt this standard effective January 1, 2018 by means of a cumulative-effect adjustment which will decrease Unitholders’ Equity and bring the fair value of our investment to $15.2 million or $15.20 per unit for that investment.

In November 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-18, “Statement of Cash Flows - Restricted Cash”. This update affects entities that have restricted cash or restricted cash equivalents. We will adopt this updated retrospectively effective January 1, 2018. The adoption of this update will only effect the presentation on the Statement of Cash Flows.

In January 2017, the Financial Accounting Standards Board issued Accounting Standards Update 2017-01, “Business Combinations - Clarifying the Definition of a Business”. This update apples to all entities that must determine whether they acquired or sold a business. This update provides a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. We will adopt this update prospectively effective January 1, 2018. The adoption of this update will not have an impact on our financial position, results of operations or liquidity.

Accounting Pronouncements Not Yet Adopted

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-02, “Leases”. This update applies to any entity that enters into a lease, with some specified scope exemptions. Under this update, a lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. While there were no major changes to the lessor accounting, changes were made to align key aspects with the revenue recognition guidance. This update will be effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. Entities will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. As of the filing date, we were not the lessor or lessee of any leases other than mineral leases which were excluded from the scope of this Accounting Standards Update. Therefore, we believe the adoption of this update will not have an impact on our financial position, results of operations or liquidity.

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-13, “Financial Instruments - Credit Losses”. This update affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. This update will be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We do not believe the adoption of this standard will have an impact on our financial statements since we do not have a history of credit losses.

Inflation

Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the years ended December 31, 2017, 2016 and 2015. Although the impact of inflation has been insignificant in recent years, it continues to be a factor in the U.S. economy and our operators do experience inflationary pressure on the costs of oilfield services and equipment as drilling activity increases in the areas in which our properties are located.

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

Credit Risk

We are subject to risk resulting from the concentration of royalty interest revenues in producing oil and natural gas properties and receivables with several significant purchasers. For the year ended December 31, 2017, two purchasers each accounted for more than 10% of royalty interest revenue: Shell Trading (US) Company, or Shell Trading (47%) and RSP Permian LLC (23%). For the year ended December 31, 2016, two purchasers each accounted for more than 10% of royalty interest revenue: Shell Trading (57%) and RSP Permian LLC (32%). For the year ended December 31, 2015, two purchasers each accounted for more than 10% of royalty interest revenue: Shell Trading (68%) and RSP Permian LLC (25%). We do not require collateral and do not believe the loss of any single purchaser would materially impact our operating results, as crude oil and natural gas are fungible products with well-established markets and numerous purchasers.

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on our indebtedness under our credit agreement. The terms of our credit agreement provide for interest on borrowings at a floating rate equal to an alternative base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.50% and 3-month LIBOR plus 1.0%) or LIBOR, in each case plus the applicable margin. The applicable margin ranges from 0.75% to 1.75% in the case of the alternative base rate and from 1.75% to 2.75% per annum in the case of LIBOR, in each case depending on the amount of loans and letters of credit outstanding in relation to the commitment, which is defined as the lesser of the maximum credit amount and the borrowing base. As of December 31, 2017, we had $93.5 million in outstanding borrowings under our credit agreement with a weighted average rate of 3.19%. An increase or decrease of 1% in the interest rate would have a corresponding decrease or increase in our interest expense of approximately $0.9 million based on the $93.5 million outstanding in the aggregate under our credit agreement on December 31, 2017.

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

As of December 31, 2017, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer of our general partner have concluded that as of December 31, 2017, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

Management conducted an evaluation of the effectiveness of the Partnership’s internal control over financial reporting based on the framework in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in the 2013 Internal Control-Integrated Framework, management did not identify any material weaknesses in the Partnership’s internal control over financial reporting and determined that the Partnership maintained effective internal control over financial reporting as of December 31, 2017.

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

Executive Officers and Directors of Our General Partner

The following table shows information for the executive officers and directors of our general partner as of January 31, 2018. Directors hold office until their successors have been elected or qualified or until the earlier of their death, resignation, removal or disqualification. Executive officers serve at the discretion of the board. There are no family relationships among any of our directors or executive officers.

Name	Age	Position With Our General Partner
Travis D. Stice	56	Chief Executive Officer, Director
Kaes Van't Hof	31	President
Teresa L. Dick	48	Chief Financial Officer, Executive Vice President and Assistant Secretary
Russell Pantermuehl	58	Executive Vice President—Reservoir Engineering
Thomas F. Hawkins	63	Senior Vice President—Land
Randall J. Holder	64	Executive Vice President, General Counsel and Secretary
Paul S. Molnar	61	Executive Vice President—Exploration and Business Development
Steven E. West	57	Executive Chairman, Director
W. Wesley Perry	61	Director
Spencer D. Armour	63	Director
Michael L. Hollis	42	Director
James L. Rubin	33	Director
Rosalind Redfern Grover	76	Director

Travis D. Stice. Mr. Stice has served as Chief Executive Officer and a director of our general partner since February 2014. He has served as Chief Executive Officer of Diamondback since January 2012 and as a director since November 2012. Prior to his positions with us and Diamondback, Mr. Stice served as its President and Chief Operating Officer from April 2011 to January 2012. From November 2010 to April 2011, Mr. Stice served as a Production Manager of Apache Corporation, an oil and gas exploration company. Mr. Stice served as a Vice President of Laredo Petroleum Holdings, Inc., an oil and gas exploration company, from September 2008 to September 2010 and as a Development Manager of ConocoPhillips/Burlington Resources Mid-Continent Business Unit, an oil and gas exploration company, from April 2006 until August 2008. Prior to that, Mr. Stice held a series of positions at Burlington Resources, an oil and gas exploration company, most recently as a General Manager, Engineering, Operations and Business Reporting of its Mid Continent Division from January 2001 until Burlington Resources’ acquisition by ConocoPhillips in March 2006. Mr. Stice has over 26 years of experience in production operations, reservoir engineering, production engineering and unconventional oil and gas exploration and over 18 years of management experience. Mr. Stice graduated from

Texas A&M University with a Bachelor of Science degree in Petroleum Engineering. He is a registered engineer in the State of Texas, and is a 25-year member of the Society of Petroleum Engineers.

We believe Mr. Stice’s expertise and extensive industry and executive management experience, including at Diamondback, make him a valuable asset to the board of directors of our general partner.

Kaes Van’t Hof. Mr. Van't Hof has served as President of our general partner since March 2017. Mr. Van't Hof joined Diamondback in July 2016 as Vice President-Strategy and Corporate Development and was promoted to Senior Vice President-Strategy and Corporate Development in February 2017. Prior to his positions with us and Diamondback, Mr. Van't Hof served as Chief Executive Officer for Bison Drilling and Field Services from September 2012 to June 2016. From August 2011 to August 2012, Mr. Van't Hof was an analyst for Wexford Capital LP responsible for developing operating models and business plans, including in connection with our initial public offering, and before that worked for the Investment Banking-Financial Institutions Group of Citigroup Global Markets, Inc. from February 2010 to July 2011. Mr. Van't Hof was a professional tennis player from May 2008 to January 2010. Mr. Van't Hof received a Bachelor of Science in Accounting and Business Administration from the University of Southern California.

Teresa L. Dick. Ms. Dick has served as Chief Financial Officer and Executive Vice President of our general partner since February 2017 and served as Chief Financial Officer and Senior Vice President from February 2014 to February 2017. She has also served as Diamondback's Executive Vice President and Chief Financial Officer since February 2017, as its Chief Financial Officer and Senior Vice President from November 2009 to February 2017 and as its Corporate Controller from November 2007 until November 2009. From June 2006 to November 2007, Ms. Dick held a key management position as the Controller/Tax Director at Hiland Partners, a publicly traded midstream energy master limited partnership. Ms. Dick has over 19 years of accounting experience, including over eight years of public company experience in both audit and tax areas. Ms. Dick received her Bachelor of Business Administration degree in Accounting from the University of Northern Colorado. She is a certified public accountant and a member of the American Institute of CPAs and the Council of Petroleum Accountants Societies.

Russell Pantermuehl. Mr. Pantermuehl has served as Executive Vice President-Reservoir Engineering of our general partner since February 2017 and served as Vice President-Reservoir Engineering from February 2014 to February 2017. He has also served as Diamondback's Executive Vice President-Reservoir Engineering since February 2017, and served as Vice President-Reservoir Engineering from August 2011 to February 2017. Prior to his positions with us and Diamondback, Mr. Pantermuehl served as a reservoir engineering supervisor for Concho Resources Inc., an oil and gas exploration company, from March 2010 to August 2011. Mr. Pantermuehl worked for ConocoPhillips Company as a reservoir engineering advisor from January 2005 to March 2010. Mr. Pantermuehl also worked as an independent consultant in the oil and gas industry from March 2000 to December 2004. He received a Bachelor of Science degree in Petroleum Engineering from Texas A&M University.

Thomas F. Hawkins. Mr. Hawkins has served as Senior Vice President-Land of our general partner since March 2017. He has also served as Diamondback's Senior Vice President-Land since March 2017. Prior to his positions with us and Diamondback, Mr. Hawkins was an independent consultant for land activities from July 2016 to February 2017. Mr. Hawkins has over 38 years of experience in the oil and gas industry. Mr. Hawkins spent seven years with Oasis Petroleum Inc., an oil and gas company, as its Senior Vice President of Land or in related capacities from March 2009 to June 2016. Until February 2009, Mr. Hawkins spent 31 years with ConocoPhillips and Burlington Resources (which ConocoPhillips acquired in 2006). During that time, Mr. Hawkins held various operations and managerial positions in the land, marketing, planning and the corporate acquisitions and divestitures groups. Mr. Hawkins has worked in several major regions in the continental United States, including the San Juan Basin, the Williston Basin and the Austin Chalk/Wilcox Trends in South Texas. Mr. Hawkins holds a Bachelor of Business Administration in Finance from the University of Texas at El Paso.

Randall J. Holder. Mr. Holder has served as Executive Vice President, General Counsel and Secretary of our general partner since February 2017 and served as Vice President, General Counsel and Secretary from February 2014 to February 2017. He has also served as Diamondback's Executive Vice President, General Counsel and Secretary since February 2017, and served as its Vice President, General Counsel and Secretary from October 2012 to February 2017, and as General Counsel and Vice President from November 2011 to October 2012. Prior to his positions with us and Diamondback, Mr. Holder served as General Counsel and Vice President for Great White Energy Services LLC, an oilfield services company, from November 2008 to November 2011. He served as Executive Vice President and General Counsel for R.L. Hudson and Company, a supplier of molded rubber and plastic components, from February 2007 to October 2008. He was in private practice of law and a member of Holder Betz LLC from February 2005 to February 2007. Mr. Holder served as Vice President and Assistant General Counsel for Dollar Thrifty Automotive Group, a vehicle rental company, from January 2003 to February 2005 and as Vice President and General Counsel for Thrifty Rent-A-Car System, Inc., a vehicle rental company, from September 1996 to December 2002. He also served as Vice President and General Counsel for Pentastar Transportation Group, Inc. from November 1992 to September 1996, which was wholly-owned by Chrysler Corporation. Mr. Holder started his legal career with Tenneco Oil Company where he served as a Division Attorney providing legal services to the company's mid-continent division for ten years. He received a Juris Doctorate degree from Oklahoma City University.

Paul S. Molnar. Mr. Molnar has served as our Executive Vice President-Exploration and Business Development since January 2017 and served as our Vice President-Geoscience from February 2014 to January 2017. Mr. Molnar joined Diamondback in August 2011 as Vice President-Geoscience and was promoted to Executive Vice President-Exploration and Business Development effective January 1, 2017. Prior to joining us and Diamondback, Mr. Molnar served as a Senior District Geologist for Samson Investment Company, an oil and gas exploration company, from March 2011 to August 2011. Mr. Molnar worked as an asset supervisor and geosciences supervisor for ConocoPhillips Company from April 2006 to February 2011. Mr. Molnar also worked as a geologic advisor for Burlington Resources, an oil and gas exploration company, from December 1996 to March 2006. Mr. Molnar has over 31 years of industry experience. Mr. Molnar received a Bachelor of Science degree in Geoscience from the State University of New York, College at Buffalo and a Master of Science degree in Geology from the State University of New York, University at Buffalo.
Steven E. West. Mr. West has served as a director and Executive Chairman of our general partner since February 2014. Mr. West has also served as a director of Diamondback since December 2011 and as its Chairman of the Board since October 2012. He served as Diamondback's Chief Executive Officer from January 1, 2009 to December 31, 2011. From January 2011 until December 2016, Mr. West was a partner at Wexford Capital LP, focusing on Wexford's private equity energy investments. From August 2006 until December 2010, Mr. West served as senior portfolio advisor at Wexford. From August 2003 until August 2006, he was the chief financial officer of Sunterra Corporation, a former Wexford portfolio company. From December 1993 until July 2003, Mr. West held senior financial positions at Coast Asset Management and IndyMac Bank. Prior to that, he worked at First Nationwide Bank, Lehman Brothers and Peat Marwick Mitchell & Co., the predecessor of KPMG LLP. Mr. West holds a Bachelor of Science degree in Accounting from California State University, Chico.

We believe that Mr. West’s background in finance, accounting and private equity energy investments, as well as his executive management skills developed as part of his career with Wexford, its portfolio companies and other financial institutions qualify him to serve on the board of directors of our general partner.

W. Wesley Perry. Mr. Perry has been a member of the board of directors of our general partner since June 2014. Mr. Perry has served as a director of Genie Energy Ltd., an independent retail energy provider, since October 2011, currently serves as the chair of its audit committee and a member of its compensation, nominating, corporate governance and technology committees and has served as the chairman of the board of directors of Genie Energy International Corporation since September 2009. Mr. Perry also serves as manager of PBEX, LLC, an oil and gas exploration and development company, a position he has held since July 2012. Mr. Perry has served as manager of S.E.S. Investments, Ltd., an oil and gas investment company, since 1985. He has served as Chief Executive Officer of E.G.L. Resources, Inc., an oil and gas production company, since July 2008 and served as its President from 2003 to July 2008. Mr. Perry was a director of UTG, Inc., an insurance holding company, from 2001 to 2013 and served on its Audit Committee. Mr. Perry served on the Midland City Council from 2002 to 2008 and as Mayor of Midland from 2008 through 2014. He is the President of the Milagros Foundation and a trustee of the Abell-Hangar Foundation. He has a Bachelor of Science degree in Engineering from the University of Oklahoma.

We believe that Mr. Perry’s extensive experience in the oil and gas industry and his strong financial background qualify him to serve on the board of directors of our general partner.
Spencer D. Armour. Mr. Armour has been a member of the board of directors of our general partner since July 2017. Mr. Armour has over 30 years of executive and entrepreneurial experience in the energy services industry. Mr. Armour currently serves as President of PT Petroleum LLC in Midland, Texas. He was the Vice President of Corporate Development for Basic Energy Services, Inc. from 2007 to 2008, which acquired Sledge Drilling Corp., a company Mr. Armour co-founded and served as Chief Executive Officer for from 2005 to 2006. From 1998 through 2005, he served as Executive Vice President of Patterson-UTI Energy, Inc., which acquired Lone Star Mud, Inc., a company Mr. Armour founded and served as President from 1986 to 1997. Mr. Armour has served as a director of ProPetro Holding Corp. since February 2013. Mr. Armour also served on the Patterson-UTI Board of Directors from 1999 through 2001. Mr. Armour received a Bachelor of Science in Economics from the University of Houston and was appointed to the University of Houston System Board of Regents in 2011 by former Texas Governor Rick Perry.
We believe that Mr. Armour’s extensive experience in the oil and gas industry qualify him to serve on the board of directors of our general partner.
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

Director Independence

The board of directors of our general partner has seven directors, three of whom are independent as defined under the independence standards established by Nasdaq and the Exchange Act. W. Wesley Perry, Spencer D. Armour and Rosalind Redfern Grover serve as the independent members of the board of directors of our general partner. Nasdaq does not require a listed publicly traded partnership, such as ours, to have a majority of independent directors on the board of directors of our general partner or to establish a compensation committee or a nominating and corporate governance committee. However, our general partner is required to have an audit committee of at least three members, and all its members are required to meet the independence and experience standards established by Nasdaq and the Exchange Act.

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

Meetings of the Board of Directors

During 2017, the board of directors of our general partner met three times. Each director attended at least 86% of the meetings of the board and the committees of the board on which he or she served that occurred during 2017.

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

Audit Committee

The audit committee assists the board of directors in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and partnership policies and controls. The audit committee has the sole authority to retain and terminate our independent registered public accounting firm, approve all auditing services and related fees and the terms thereof performed by our independent registered public accounting firm, and pre-approve any non-audit services and tax services to be rendered by our independent registered public accounting firm. The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm has unrestricted access to the audit committee and our management, as necessary. The audit committee met four times during 2017. The audit committee has adopted a charter, which is available on our website under the “corporate governance” section at http://ir.viperenergy.com.

W. Wesley Perry, Spencer D. Armour and Rosalind Redfern Grover currently serve on the audit committee, and Mr. Perry serves as the chairman. The board or directors of our general partner has determined that each of W. Wesley Perry, Spencer D. Armour and Rosalind Redfern Grover meet the independence and experience standards established by Nasdaq and the Exchange Act and that Mr. Perry is an “audit committee financial expert” as defined under SEC rules.

Conflicts Committee

Our conflicts committee reviews specific matters that the board believes may involve conflicts of interest and determines to submit to the conflicts committee for review. The conflicts committee determines if the resolution of the conflict of interest is in our best interest. The members of the conflicts committee may not be officers or employees of our general partner or directors, officers or employees of its affiliates, including Diamondback, and must meet the independence standards established by Nasdaq and the Exchange Act to serve on an audit committee of a board of directors, along with other requirements in our partnership agreement. Any matters approved by the conflicts committee will be conclusively deemed to be approved by us and all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders. W. Wesley Perry, Spencer D. Armour and Rosalind Redfern Grover are the members of the conflicts committee, which was formed in January 2015.

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

Based solely on a review of the copies of reports on Forms 3, 4 and 5 and amendments thereto furnished to us and written representations from the executive officers and directors of our general partner, we believe that during the year ended December 31, 2017 the officers and directors of our general partner and beneficial owners of more than 10% of our equity securities registered pursuant to Section 12 were in compliance with the applicable requirements of Section 16(a).

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

The executive officers of our general partner, as well as the employees of Diamondback who provide services to us, may participate in employee benefit plans and arrangements sponsored by Diamondback, including plans that may be established in the future. Certain of our general partner’s executive officers and employees and certain employees of Diamondback who provide services to us currently hold grants under Diamondback’s equity incentive plans. Except with respect to any awards that may be granted under the LTIP, the executive officers of our general partner do not receive separate amounts of compensation in relation to the services they provide to us. In accordance with the terms of our partnership agreement, we reimburse Diamondback for compensation related expenses attributable to the portion of the executive’s time dedicated to providing services to us. Although we bear an allocated portion of Diamondback’s costs of providing compensation and benefits to employees who serve as executive officers of our general partner, we have no control over such costs and did not establish and do not direct the compensation policies or practices of Diamondback. Except with respect to awards granted under the LTIP, compensation paid or awarded by us in 2017 consisted only of the portion of compensation paid by Diamondback that is allocated to us and our general partner pursuant to Diamondback’s allocation methodology and subject to the terms of the partnership agreement.

A full discussion of the compensation programs for Diamondback’s executive officers and the policies and philosophy of the compensation committee of Diamondback’s board of directors will be set forth in Diamondback’s 2018 proxy statement under the heading “Compensation Discussion and Analysis.” Specifically, compensation paid directly by us through our LTIP or indirectly by us through reimbursement pursuant to our partnership agreement will be included in the amounts set forth in certain of the tables set forth in Diamondback’s 2018 proxy statement, with awards outstanding pursuant to our LTIP separately identified.

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

Our general partner has made grants under the LTIP of (a) phantom units to the non-employee directors of our general partner (see “Director Compensation” below for information regarding those awards) and (b) at the time of our IPO, an aggregate of 2,500,000 unit options to the executive officers of our general partner. Each unit option entitled the recipient to purchase one of our common units. In accordance with the LTIP, the exercise price of the unit options granted could not be less than the market value of our common units on the date of grant. The unit options had an exercise price of $26.00 per unit, which was the price to the public in our IPO. A third of the unit options vested each year on the anniversary of their grant. All of the unit options automatically expired unexercised on December 31, 2017.

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
Spencer D. Armour
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

Prior to July 1, 2017, each non-employee director received a compensation package that consisted of an annual cash retainer of $47,500 plus an additional annual payment of $15,000 for the chairperson and $10,000 for each other member of the audit committee and $10,000 for the chairperson and $5,000 for each other member of each other committee. Our directors also received a fee of $1,000 for attending each in-person meeting of the board of directors or its committees and $500 for attending each telephone meeting. Effective July 1, 2017, the board of directors approved a change that increased the annual cash retainer to $60,000 and eliminated all meeting fees.

In addition, effective July 1, 2017, each non-employee director receives an equity award of phantom units under the LTIP granted annually at the close of business on July 10th of each year or, if not a business day, the first business day thereafter; provided however, that the grant date for 2017 was July 1, 2017. The number of phantom units awarded is calculated by dividing $100,000 by the average closing price of our common units for the five trading days immediately proceeding the date of grant. The awards vest on the first anniversary of the grate date. Our directors are also reimbursed for out-of-pocket expenses in connection with attending meetings of the board of directors or its committees.

Each member of the board of directors of our general partner is indemnified for his or her actions associated with being a director to the fullest extent permitted under Delaware law.

The following table sets forth the aggregate dollar amount of all fees paid to each of the non-employee directors of our general partner during 2017 for their services on the board:

Name	Fees Earned or Paid in cash (a)	Unit Awards (b)	Total
Spencer D. Armour (e)	$72,875	$107,627	$180,502
Rosalind Redfern Grover (c)(d)(e)	75,375	107,627	183,002
W. Wesley Perry (c)(d)(e)	85,375	107,627	193,002
James L. Rubin (c)(d)(e)	58,375	107,627	166,002
Steven E. West (c)(d)(e)	58,875	107,627	166,502

(a)	This column reflects the value of a director’s annual retainer, as well as the additional payments for committee membership, committee chairmanship and meeting attendance.

(b)
The amount in this column represents the aggregate grant date fair value of phantom units granted in the fiscal year calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, “Compensation - Stock Compensation.”

(c)
Each of Ms. Grover and Messrs. Perry, Rubin and West received a grant of 4,938 phantom units on August 27, 2015, of which 1,646 vested and settled on the date of grant, 1,646 vested and settled on June 17, 2016 and 1,646 vested and settled on June 17, 2017, pursuant to the LTIP, with each unit having a grant date fair value of $15.48. Each phantom unit is the economic equivalent of one of our common units.

(d)
Each of Ms. Grover and Messrs. Perry, Rubin and West received a grant of 5,424 phantom units on August 24, 2016, of which 1,808 vested and settled on the date of grant and 1,808 vested and settled on June 17, 2017, pursuant to the LTIP, with each unit having a grant date fair value of $16.57. Each of Ms. Grover’s and Messrs. Perry’s, Rubin’s and West’s remaining 1,808 phantom units will vest and settle on June 17, 2018. Each phantom unit is the economic equivalent of one of our common units.

(e)
Each of Ms. Grover and Messrs. Armour, Perry, Rubin and West received a grant of 6,414 phantom units on July 25, 2017, which will vest and settle on July 1, 2018, pursuant to the LTIP, with each unit having a grant date fair value of $16.78. Each phantom unit is the economic equivalent of one of our common units.

Messrs. Stice and Hollis are both directors of our general partner, but Mr. Stice is also an executive officer of our general partner and both Messrs. Stice and Hollis are employees of Diamondback E&P LLC. Each of Messrs. Stice and Hollis has received awards pursuant to the LTIP for his service as an executive officer or employee, respectively, and unrelated to his service as directors. These awards are reflected in the tables contained in Diamondback’s 2018 proxy statement under the heading “Compensation Discussion and Analysis.”

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

Compensation Policies and Practices as They Relate to Risk Management

We do not have any employees. We are managed and operated by the directors and officers of our general partner and employees of Diamondback perform services on our behalf. Please read “–Compensation Discussion and Analysis” and “Items 1 and 2. Business and Properties–Our Relationship with Diamondback” for more information about this arrangement. For an analysis of any risks arising from Diamondback’s compensation policies and practices, please read Diamondback’s 2018 proxy statement. We have made awards of unit options subject to time-based vesting under our LTIP, which we believe drive a long-term perspective and which we believe make it less likely that executive officers will take unreasonable risks because the unit options retain value even in a depressed market.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The following table presents information regarding the beneficial ownership of our common units as of January 25, 2018 by:

•	our general partner;

•	each of our general partner’s directors and executive officers;

•	each unitholder known by us to beneficially hold 5% or more of our common units; and

•	all of our general partner’s directors and executive officers as a group.

Name of Beneficial Owner	Common Units Beneficially Owned(1)	Percentage of Common Units Beneficially Owned
Diamondback Energy, Inc.(2)	73,150,000	64%
Viper Energy Partners GP LLC	—	—
Travis D. Stice(3)	68,311	*
Kaes Van't Hof(4)	16,026	*
Teresa L. Dick(5)	11,540	*
Russell Pantermuehl(5)	48,487	*
Thomas F. Hawkins	—	—
Randall J. Holder(5)	14,622	*
Paul S. Molnar(5)	18,487	*
Steven E. West (6)	48,265	—
W. Wesley Perry (7)	34,220	*
Spencer D. Armour(8)	—	*
Michael L. Hollis (9)	78,461	*
James L. Rubin (10)	—	—
Rosalind Redfern Grover (7)	8,554	*
All directors and executive officers as a group (13 persons)	346,973	*

*	Less than 1%

(1)
Beneficial ownership is determined in accordance with SEC rules. In computing percentage ownership of each person, (i) common units subject to options held by that person that are exercisable as of January 25, 2018 and (ii) common units subject to options or phantom units held by that person that are exercisable or vesting within 60 days of January 25, 2018 are all deemed to be beneficially owned. These common units, however, are not deemed outstanding for the purpose of computing the percentage ownership of each other person. The percentage of common units beneficially owned is based on 113,882,045 common units outstanding as of January 25, 2018. Unless otherwise indicated, all amounts exclude common units issuable upon the exercise of outstanding options and vesting of phantom units that are not exercisable and/or vested as of January 25, 2018 or within 60 days of January 25, 2018. Unless otherwise noted, the address for each beneficial owner listed below is 500 West Texas Avenue, Suite 1200, Midland, Texas 79701.

(2)	Diamondback Energy, Inc. is a publicly traded company. The directors of Diamondback are Travis D. Stice, Steven E. West, Michael P. Cross, David L. Houston and Mark L. Plaumann.

(3)
All of these units or options, as applicable, are held by Stice Investments, Ltd., which is managed by Stice Management, LLC, its general partner. Mr. Stice and his spouse hold 100% of the membership interests in Stice Management, LLC, of which Mr. Stice is the manager. Excludes 1,250,000 unit options that expired as of December 31, 2017.

(4)
Includes (i) 7,600 unit options granted to Mr. Van’t Hof, which vested on January 1, 2018, and will be automatically exercisable upon the earlier to occur of December 31, 2018 and the occurrence of a change in control and (ii) 5,346 phantom units, which will vest on February 16, 2018. Excludes 10,692 phantom units, which will vest in two equal installments beginning on February 16, 2019.

(5)	Excludes 125,000, 250,000, 125,000 and 125,000 unit options held by Ms. Dick, Mr. Pantermuehl, Mr. Holder and Mr. Molnar, respectively, all of which expired as of December 31, 2017.

(6)
Excludes 1,808 unvested phantom units that will vest on June 17, 2018 and 6,414 unvested phantom units that will vest on July 1, 2018. Also excludes 11,766 common units (representing vested phantom units previously granted to Mr. West), all of which have been assigned by Mr. West to Wexford under the terms of his previous employment with Wexford. Mr. West retired from Wexford as of December 31, 2016.

(7)	Excludes 1,808 unvested phantom units that will vest on June 17, 2018 and 6,414 unvested phantom units that will vest on July 1, 2018.

(8)	Excludes 6,414 unvested phantom units that will vest on July 1, 2018.

(9)
All of the units or options, as applicable, are held by MBH Investments, Ltd., which is managed by MBH Financial, LLC, its general partner. Mr. Hollis, his spouse and the Hollis 2014 Irrevocable Trust hold 100% of the membership interests in MBH Financial, LLC, of which Mr. Hollis is the manager. Excludes 250,000 unit options that expired as of December 31, 2017.

(10)
Excludes 15,220 common units (representing vested phantom units previously granted to such Mr. Rubin), 1,808 unvested phantom units that will vest on June 17, 2018 and 6,414 unvested phantom units that will vest on July 1, 2018, all of which have been assigned by Mr. Rubin to Wexford under the terms of his employment with Wexford.

The following table sets forth, as of January 25, 2018, the number of shares of common stock of Diamondback beneficially owned by each of the directors and executive officers of our general partner and all directors and executive officers of our general partner as a group.

	Shares of Diamondback Common Stock Beneficially Owned(1)
Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Travis D. Stice(2)	189,932	*
Kaes Van't Hof(3)	2,528	*
Teresa L. Dick(4)	18,810	*
Russell Pantermuehl(5)	55,066	*
Thomas F. Hawkins(6)	2,600	*
Randall J. Holder(7)	4,955	*
Paul S. Molnar(8)	28,663	*
Steven E. West(9)	3,379	*
W. Wesley Perry	—	—
Spencer D. Armour	—	—
Michael L. Hollis(10)	56,470	*
James L. Rubin	—	—
Rosalind Redfern Grover	—	—
All directors and executive officers as a group (13 persons)	362,403	*

*	Less than 1%

(1)
Beneficial ownership is determined in accordance with SEC rules. In computing percentage ownership of each person, (i) shares of common stock subject to options held by that person that are exercisable as of January 25, 2018 and (ii) shares of common stock subject to options or restricted stock units held by that person that are exercisable or vesting within 60 days of January 25, 2018, are all deemed to be beneficially owned. These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of each other person. The percentage of shares beneficially owned is based on 98,167,289 shares of common stock outstanding as of January 25, 2018. Unless otherwise indicated, all amounts exclude shares issuable upon the exercise of outstanding options and vesting of restricted stock units that are not exercisable and/or vested as of January 25, 2018 or within 60 days of January 25, 2018.

(2)
All of these shares are held by Stice Investments, Ltd., which is managed by Stice Management, LLC, its general partner. Mr. Stice and his spouse hold 100% of the membership interests in Stice Management, LLC, of which Mr. Stice is the manager. Excludes 7,410 restricted stock units, which will vest on February 16, 2019. Also excludes (i) 180,338 performance-based restricted stock units awarded to Mr. Stice on January 19, 2016, which vested on December 31, 2017(representing 200% vesting of the originally reported amount) subject to final determination upon certification of certain stockholder return performance conditions relative to Diamondback’s peer group during the two-year performance period ended on December 31, 2017 by Diamondback’s compensation committee, and (ii) 45,084 performance-based restricted stock units awarded to Mr. Stice on January 19, 2016, which awards are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ending December 31, 2018. Also excludes (i) 11,115 performance-based restricted stock units awarded to Mr. Stice on February 16, 2017, which are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the two-year performance period ending on December 31, 2018, and (ii) 22,230 performance-based restricted stock units awarded to Mr. Stice on February 16, 2017, which awards are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ending December 31, 2019.

(3)	Excludes 567 restricted stock units, which will vest on September 1, 2018 and 1,300 restricted stock units, which will vest on February 16, 2019.

(4)
Excludes 1,950 restricted stock units, which will vest on February 16, 2019. Also excludes (i) 12,022 performance-based restricted stock units awarded to Ms. Dick on January 19, 2016, which vested on December 31, 2017 (representing 200% vesting of the originally reported amount) subject to final determination upon certification of certain stockholder return performance conditions relative to Diamondback’s peer group during the two-year performance period ended on December 31, 2017 by Diamondback’s compensation committee, and (ii) 3,006 performance-based restricted stock units awarded to Ms. Dick on January 19, 2016, which awards are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ending December 31, 2018. Also excludes (i) 2,925 performance-based restricted stock units awarded to Ms. Dick on February 16, 2017, which are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the two-year performance period ending on December 31, 2018, and (ii) 5,850 performance-based restricted stock units awarded to Ms. Dick on February 16, 2017, which awards are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ending December 31, 2019.

(5)
Excludes 3,900 restricted stock units, which will vest on February 16, 2019. Also excludes (i) 48,090 performance-based restricted stock units awarded to Mr. Pantermuehl on January 19, 2016, which vested on December 31, 2017 (representing 200% vesting of the originally reported amount) subject to final determination upon certification of certain stockholder return performance conditions relative to Diamondback’s peer group during the two-year performance period ended on December 31, 2017 by Diamondback’s compensation committee, and (ii) 12,022 performance-based restricted stock units awarded to Mr. Pantermuehl on January 19, 2016, which awards are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ending on December 31, 2018. Also excludes 5,850 performance-based restricted stock units awarded to Mr. Pantermuehl on February 16, 2017, which are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the two-year performance period ending on December 31, 2018, and (ii) 11,700 performance-based restricted stock units awarded to Mr. Pantermuehl on February 16, 2017, which awards are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ending December 31, 2019.

(6)	Excludes 1,300 restricted stock units, which will vest on February 16, 2019.

(7)
Excludes 1,950 restricted stock units, which will vest on February 16, 2019. Also excludes 12,022 performance-based restricted stock units awarded to Mr. Holder on January 19, 2016, which vested on December 31, 2017 (representing 200% vesting of the originally reported amount) subject to final determination upon certification of certain stockholder return performance conditions relative to Diamondback’s peer group during the two-year performance period ended on December 31, 2017 by Diamondback’s compensation committee, and (ii) 3,006 performance-based restricted stock units awarded to Mr. Holder on January 19, 2016, which awards are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ending on December 31, 2018. Also excludes (i) 2,925 performance-based restricted stock units awarded to Mr. Holder on February 16, 2017, which are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the two-year performance period ending on December 31, 2018, and (ii) 5,850 performance-based restricted stock units awarded to Mr. Holder on February 16, 2017, which awards are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ending December 31, 2019.

(8)
Excludes 3,900 restricted stock units, which will vest on February 16, 2019. Also excludes 12,022 performance-based restricted stock units awarded to Mr.Molnar on January 19, 2016, which vested on December 31, 2017 (representing 200% vesting of the originally reported amount) subject to final determination upon certification of certain stockholder return performance conditions relative to Diamondback’s peer group during the two-year performance period ended on December 31, 2017 by Diamondback’s compensation committee, and (ii) 6,011 performance-based restricted stock units awarded to Mr. Molnar on January 19, 2016, which awards are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ending on December 31, 2018. Also excludes (i) 5,850 performance-based restricted stock units awarded to Mr. Molnar on February 16, 2017, which are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the two-year performance period ending on December 31, 2018, and (ii)11,700 performance-based restricted stock units awarded to Mr. Molnar on February 16, 2017, which awards are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ending December 31, 2019.

(9)
Excludes 453 restricted stock units, which will vest on July 1, 2018, and 2,055 shares of Diamondback common stock, which will vest on the earlier of the one-year anniversary of the date of grant and the date of the 2018 annual meeting of stockholders of Diamondback.

(10)
All of these shares are held by MBH Investments, Ltd., which is managed by MBH Financial, LLC, its general partner. Mr. Hollis, his spouse and the Hollis 2014 Irrevocable Trust hold 100% of the membership interests in MBH Financial, LLC, of which Mr. Hollis is the manager. Excludes 4,550 restricted stock units, which will vest on February 16, 2019. Also excludes 60,112 performance-based restricted stock units awarded to Mr. Hollis on January 19, 2016, which vested on December 31, 2017 (representing 200% vesting of the originally reported amount) subject to final determination upon certification of certain stockholder return performance conditions relative to Diamondback’s peer group during the two-year performance periods ending on December 31, 2017 by Diamondback’s compensation committee, and (ii) 15,028 performance-based restricted stock units awarded to Mr. Hollis on January 19, 2016, which awards are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ending on December 31, 2018. Also excludes (i) 6,825 performance-based restricted stock units awarded to Mr. Hollis on February 16, 2017, which are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the two-year performance period ending on December 31, 2018, and (ii) 13,650 performance-based restricted stock units awarded to Mr. Hollis on February 16, 2017, which awards are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ending December 31, 2019.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2017:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans not approved by security holders(1)
Long Term Incentive Plan	113,039	$18.48	8,957,317

(1)	Our general partner adopted the LTIP in connection with the IPO in June 2014.

(2)	Reflects the weighted average exercise price for each of the 7,600 outstanding unit options.

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

Payments to our General Partner and its Affiliates

Under the terms of our partnership agreement, we are required to reimburse the general partner for all direct and indirect expenses incurred or paid on our behalf and all other expenses allocable to us or otherwise incurred by the general partner in connection with operating our business. The partnership agreement does not set a limit on the amount of expenses for which the general partner and its affiliates may be reimbursed. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by its affiliates. Our general partner is entitled to determine the expenses that are allocable to us. For the year ended December 31, 2017, the General Partner received $2.5 million in reimbursements from the Partnership.

Distributions paid to Diamondback

Diamondback is entitled to receive its pro rata portion of the distributions we make in respect of our common units. During the year ended December 31, 2017, Diamondback received such distributions in the aggregate amount of $89.5 million.

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

Advisory Services Agreement

On June 23, 2014, in connection with the closing of the IPO, we entered into an advisory services agreement with Wexford under which Wexford agreed to provide us and our general partner with general financial and strategic advisory services related to our business in return for an annual fee of $0.5 million, plus reimbursement of reasonable out-of-pocket expenses. This agreement had a term of two years commencing on the completion of the IPO, and continues for additional one-year periods unless terminated in writing by either party at least ten days prior to the expiration of the then current term. The agreement may be terminated at any time by either party upon 30 days’ prior written notice. In the event we terminate the agreement, we will be obligated to pay all amounts due through the remaining term of the agreement. The services provided by Wexford under the advisory services agreement do not extend to our day-to-day business or operations. In addition, under this agreement, we agreed to pay Wexford to-be-negotiated market-based fees approved by the conflicts committee of the board of directors of our general partner, if, and to the extent, we request such services from Wexford in connection with acquisitions and divestitures, financings or other transactions in which we may be involved. We agreed to indemnify Wexford and its affiliates from their losses arising out of or in connection with the agreement except for losses resulting from Wexford’s or its affiliates’ gross negligence or willful misconduct. In the event we are dissatisfied with the services provided by Wexford, our only remedy against Wexford is to terminate the agreement. For the years ended December 31, 2017 and 2016, we did not pay any amounts under the advisory services agreement.

Tax Sharing Agreement

On June 23, 2014, in connection with the closing of the IPO, we entered into a tax sharing agreement with Diamondback pursuant to which we are required to reimburse Diamondback for our share of state and local income and other taxes borne by Diamondback as a result of our results being included in a combined or consolidated tax return filed by Diamondback with respect to taxable periods including or beginning on the closing date of the IPO. The amount of any such reimbursement is limited to the tax that we would have paid had we not been included in a combined group with Diamondback. Diamondback may use its tax attributes to cause its combined or consolidated group, of which we may be a member for this purpose, to owe no tax. However, we would nevertheless reimburse Diamondback for the tax we would have owed had the attributes not been available or used for our benefit, even though Diamondback had no cash expense for that period. During the year ended December 31, 2017, we did not reimburse Diamondback under the tax sharing agreement.

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

Director Independence

The information required by Item 407(a) of Regulation S-K is included in “Item 10. Directors, Executive Officers and Corporate Governance” above.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The audit committee of the board of directors of our general partner selected Grant Thornton LLP, an independent registered public accounting firm, to audit our consolidated financial statements for the years ended December 31, 2017, 2016 and 2015. The audit committee’s charter requires the audit committee to approve in advance all audit and non-audit services to be provided by our independent registered public accounting firm. All services reported in the audit, audit-related, tax and all other fees categories below with respect to our annual reports for the years ended December 31, 2017, 2016 and 2015 were approved by the audit committee.

The following table summarizes the aggregate Grant Thornton LLP fees that were allocated to us for independent auditing, tax and related services:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Audit fees(1)	$138	$116	$97
Audit-related fees(2)	—	—	—
Tax fees(3)	—	—	—
All other fees(4)	—	—	—
Total	$138	$116	$97

(1)
Audit fees represent amounts billed for each of the periods presented for professional services rendered in connection with those services normally provided in connection with statutory and regulatory filings or engagements including comfort letters, consents and other services related to SEC matters.

(2)	Audit-related fees represent amounts billed in each of the years presented for assurance and related services that are reasonably related to the performance of the annual audit or quarterly reviews.

(3)	Tax fees represent amounts billed in each of the years presented for professional services rendered in connection with tax compliance, tax advice, and tax planning.

(4)	All other fees represent amounts billed in each of the years presented for services not classifiable under the other categories listed in the table above.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents included in this report:
1. Financial Statements
	Report of Independent Registered Public Accounting Firm	F-1
	Consolidated Balance Sheets	F-2
	Consolidated Statements of Operations	F-3
	Consolidated Statement of Unitholders’ Equity	F-4
	Consolidated Statements of Cash Flows	F-5
	Notes to Consolidated Financial Statements	F-6

2. Financial Statement Schedules

Financial statement schedules have been omitted because they are either not required, not applicable or the information required to be presented is included in the Partnership’s consolidated financial statements and related notes.

3. Exhibits
Exhibit Number	Description
2.1*#	Purchase Agreement, dated as of November 21, 2017, among Viper Energy Partners LLC, DGK ORRI Company, L.P., as seller, and Royalty Resources L.P., as seller’s parent guarantor.
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

10.2
First Amendment, dated as of August 15, 2014, to Credit Agreement, dated as of July 8, 2014, among Viper Energy Partners LP, as borrower, the guarantors party thereto, Wells Fargo, National Association, as administrative agent, and certain lenders party thereto (incorporated by reference to Exhibit 10.1 of the Partnership’s Form 10-Q (File No. 001-36505) filed on August 10, 2015).

10.3
Second Amendment, dated as of May 22, 2015, to Credit Agreement, dated as of July 8, 2014, among Viper Energy Partners LP, as borrower, the guarantors party thereto, Wells Fargo, National Association, as administrative agent, and certain lenders party thereto (incorporated by reference to Exhibit 10.2 of the Partnership’s Form 10-Q (File No. 001-36505) filed on August 10, 2015).

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

10.6
Fifth Amendment, dated as of November 28, 2017, to the Credit Agreement, dated as of July 8, 2014, by and among Viper Energy Partners LP, as borrower, Viper Energy Partners LLC, as guarantor, Wells Fargo Bank National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Partnership’s Current Report on Form 8-K (File No. 001-36505) filed on December 4, 2017).

3. Exhibits
10.7
Contribution Agreement, dated June 17, 2014, by and among Viper Energy Partners LLC, Viper Energy Partners GP LLC, Viper Energy Partners LP and Diamondback Energy, Inc. (incorporated by reference to Exhibit 10.1 of the Partnership’s Current Report on Form 8-K (File No. 001-36505) filed on June 23, 2014).

10.8+	Viper Energy Partners LP Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 of the Partnership’s Current Report on Form 8-K (File No. 001-36505) filed on June 23, 2014).
10.9
Advisory Services Agreement, dated June 23, 2014, by and among Viper Energy Partners LP, Viper Energy Partners GP LLC and Wexford Capital LP (incorporated by reference to Exhibit 10.3 of the Partnership’s Current Report on Form 8-K (File No. 001-36505) filed on June 23, 2014).

10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 of the Partnership’s Current Report on Form 8-K (File No. 001-36505) filed on June 23, 2014).
10.11
Tax Sharing Agreement, dated June 23, 2014, by and between Viper Energy Partners LP and Diamondback Energy, Inc. (incorporated by reference to Exhibit 10.5 of the Partnership’s Current Report on Form 8-K (File No. 001-36505) filed on June 23, 2014).

10.12+	Form of Unit Option Agreement (incorporated by reference to Exhibit 10.6 of the Partnership’s Current Report on Form 8-K (File No. 001-36505) filed on June 23, 2014).
10.13+	Form of Phantom Unit Agreement (incorporated by reference to Exhibit 10.2 of the Partnership’s Quarterly Report on Form 10-Q (File No. 001-36505) filed on November 6, 2014).
21.1*	List of Subsidiaries of Viper Energy Partners LP.
23.1*	Consent of Grant Thornton LLP.
23.2*	Consent of Ryder Scott Company, LP.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
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
#
The schedules (or similar attachments) referenced in this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule (or similar attachment) will be furnished supplementally to the Securities and Exchange Commission.

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

VIPER ENERGY PARTNERS LP
Date:	February 7, 2018
		By:	VIPER ENERGY PARTNERS GP LLC
its general partner

		By:	/s/ Travis D. Stice
		Name:	Travis D. Stice
		Title:	Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Travis D. Stice	Chief Executive Officer and Director	February 7, 2018
Travis D. Stice	(Principal Executive Officer)

/s/ Teresa L. Dick	Chief Financial Officer	February 7, 2018
Teresa L. Dick	(Principal Financial and Accounting Officer)

/s/ Steven E. West	Director	February 7, 2018
Steven E. West

/s/ W. Wesley Perry	Director	February 7, 2018
W. Wesley Perry

/s/ Spencer D. Armour	Director	February 7, 2018
Spencer D. Armour

/s/ Michael L. Hollis	Director	February 7, 2018
Michael L. Hollis

/s/ James L. Rubin	Director	February 7, 2018
James L. Rubin

/s/ Rosalind Redfern Grover	Director	February 7, 2018
Rosalind Redfern Grover

S-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Partners
Viper Energy Partners LP

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Viper Energy Partners LP (a Delaware limited partnership) and subsidiary (collectively, the “Partnership”) as of December 31, 2017 and 2016, the related consolidated statements of operations, unitholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Partnership’s auditor since 2013.

Oklahoma City, Oklahoma
February 7, 2018

Viper Energy Partners LP
Consolidated Balance Sheets

	December 31,
	2017	2016

	(In thousands, except unit amounts)
Assets
Current assets:
Cash and cash equivalents	$24,197	$9,213
Restricted cash	—	500
Royalty income receivable	25,754	10,043
Royalty income receivable—related party	5,142	3,470
Other current assets	355	187
Total current assets	55,448	23,413
Property and equipment:
Oil and natural gas interests, full cost method of accounting ($514,724 and $252,232 excluded from depletion at December 31, 2017 and 2016, respectively)	1,103,897	760,818
Accumulated depletion and impairment	(189,466)	(148,948)
Oil and natural gas interests, net	914,431	611,870
Funds held in escrow	6,304	—
Other assets	36,854	35,266
Total assets	$1,013,037	$670,549
Liabilities and Unitholders’ Equity
Current liabilities:
Accounts payable	$2,960	$1,780
Other accrued liabilities	2,669	371
Total current liabilities	5,629	2,151
Long-term debt	93,500	120,500
Total liabilities	99,129	122,651
Commitments and contingencies (Note 10)
Unitholders’ equity:
Common units (113,882,045 units issued and outstanding as of December 31, 2017 and 87,800,356 units issued and outstanding as of December 31, 2016 )	913,908	547,898
Total unitholders’ equity	913,908	547,898
Total liabilities and unitholders’ equity	$1,013,037	$670,549

See accompanying notes to consolidated financial statements.

Viper Energy Partners LP
Consolidated Statements of Operations

	Year Ended December 31,
	2017	2016	2015
	(In thousands, except per unit amounts)
Operating income:
Royalty income	$160,163	$78,837	$74,859
Lease bonus	11,870	309	—
Total operating income	172,033	79,146	74,859
Costs and expenses:
Production and ad valorem taxes	10,608	5,544	5,531
Gathering and transportation	789	415	259
Depletion	40,519	29,820	35,436
Impairment	—	47,469	3,423
General and administrative expenses	6,296	5,209	5,835
Total costs and expenses	58,212	88,457	50,484
Income (loss) from operations	113,821	(9,311)	24,375
Other income (expense):
Interest expense, net	(3,164)	(2,455)	(1,110)
Other income, net	821	867	1,154
Total other income (expense), net	(2,343)	(1,588)	44
Net income (loss)	$111,478	$(10,899)	$24,419

Net income (loss) attributable to common limited partners per unit:
Basic and Diluted	$1.07	$(0.13)	$0.31
Weighted average number of limited partner units outstanding:
Basic	104,318	83,081	79,717
Diluted	104,383	83,081	79,727

See accompanying notes to consolidated financial statements.

Viper Energy Partners LP
Statement of Consolidated Unitholders’ Equity

	Limited Partners
	Common Units	Amount
	(In thousands)
Balance at December 31, 2014	79,709	$535,351
Unit-based compensation	17	3,929
Distribution to public		(7,968)
Distribution to Diamondback		(60,587)
Net income		24,419
Balance at December 31, 2015	79,726	$495,144
Net proceeds from the issuance of common units - public	6,050	93,462
Net proceeds from the issuance of common units - Diamondback	2,000	31,200
Unit-based compensation	24	3,815
Distributions to public		(9,574)
Distributions to Diamondback		(55,250)
Net loss		(10,899)
Balance at December 31, 2016	87,800	$547,898
Net proceeds from the issuance of common units - public	25,175	369,896
Net proceeds from the issuance of common units - Diamondback	700	10,067
Common units issued for acquisition	175	3,050
Unit-based compensation	32	2,395
Distributions to public		(41,367)
Distributions to Diamondback		(89,509)
Net income		111,478
Balance at December 31, 2017	113,882	$913,908

See accompanying notes to consolidated financial statements.

Viper Energy Partners LP
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$111,478	$(10,899)	$24,419
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion	40,519	29,820	35,436
Impairment	—	47,469	3,423
Amortization of debt issuance costs	589	401	314
Non-cash unit-based compensation	2,395	3,815	3,929
Changes in operating assets and liabilities:
Restricted cash	500	—	—
Royalty income receivable	(15,711)	(4,144)	(1,130)
Royalty income receivable—related party	(1,672)	—	—
Accounts payable—related party	—	(4)	4
Accounts payable and other accrued liabilities	1,298	1,945	(1,968)
Other current assets	(177)	224	(595)
Net cash provided by operating activities	139,219	68,627	63,832
Cash flows from investing activities:
Acquisition of mineral interests	(344,079)	(205,721)	(43,907)
Net cash used in investing activities	(344,079)	(205,721)	(43,907)
Cash flows from financing activities:
Proceeds from borrowings under credit facility	278,500	164,000	34,500
Repayment on credit facility	(305,500)	(78,000)	—
Debt issuance costs	(2,259)	(442)	(441)
Proceeds from public offerings	380,412	125,580	—
Public offering costs	(433)	(546)	—
Distributions to partners	(130,876)	(64,824)	(68,555)
Net cash provided by (used in) financing activities	219,844	145,768	(34,496)
Net increase (decrease) in cash	14,984	8,674	(14,571)
Cash and cash equivalents at beginning of period	9,213	539	15,110
Cash and cash equivalents at end of period	$24,197	$9,213	$539
Supplemental disclosure of cash flow information:
Interest paid	$2,589	$1,953	$745

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

As of December 31, 2017, a wholly-owned subsidiary of Diamondback, Viper Energy Partners GP LLC (the “General Partner”), held a 100% non-economic general partner interest in the Partnership and Diamondback had an approximate 64% limited partner interest in the Partnership. Diamondback owns and controls the General Partner.

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

Restricted Cash

In 2014, the Predecessor entered into an agreement to purchase certain overriding royalty interests and deposited $0.5 million in escrow. The Predecessor subsequently terminated the agreement and requested a return of the deposit. The seller challenged the termination and the escrow agent tendered the deposit to the court subject to a judicial determination of the proper payment of the funds. The parties reached a settlement of this matter in April 2017 and the funds were distributed in accordance with the terms of the settlement. Pending such distribution, these funds were classified as restricted cash.

Viper Energy Partners LP
Notes to Financial Statements - (Continued)

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

Royalty income receivable are stated at amounts due from operators, net of an allowance for doubtful accounts when the Partnership believes collection is doubtful. Royalty income receivable outstanding longer than the contractual payment terms are considered past due. The Partnership determines any allowance by considering a number of factors, including the length of time royalty income receivable are past due, the Partnership’s previous loss history, the debtor’s current ability to pay its obligation to us, the condition of the general economy and the industry as a whole. The Partnership writes off specific royalty income receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The Partnership determined that an allowance was unnecessary at both December 31, 2017 and 2016.

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, receivables, payables and a credit agreement. The carrying amount of cash and cash equivalents, receivables and payables approximates fair value because of the short-term nature of the instruments.

Oil and Natural Gas Properties

The Partnership uses the full cost method of accounting for its oil and natural gas properties. Under this method, all acquisition, exploration and development costs, including certain internal costs, are capitalized and amortized on a composite unit of production method based on proved oil, natural gas liquids and natural gas reserves. Internal costs capitalized to the full cost pool represent management’s estimate of costs incurred directly related to exploration and development activities such as geological and other administrative costs associated with overseeing the exploration and development activities. All internal costs not directly associated with exploration and development activities were charged to expense as they were incurred. Sales of oil and natural gas properties, whether or not being amortized currently, are accounted for as adjustments of capitalized costs, with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil, natural gas liquids and natural gas. At December 31, 2017 and 2016, the Partnership’s oil and natural gas properties consist solely of mineral interests in oil and natural gas properties.

Depletion of evaluated oil and natural gas properties is computed on the units of production method, whereby capitalized costs are amortized over total proved reserves. The average depletion rate per barrel equivalent unit of production was $10.07, $12.67 and $17.88 for the years ended December 31, 2017, 2016 and 2015, respectively. Depletion for oil and gas properties was $40.5 million, $29.8 million and $35.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Under the full cost method of accounting, the Partnership is required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of the proved oil and gas properties. Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes, or the cost center ceiling. The cost center ceiling is defined as the sum of (a) estimated future net revenues, discounted at 10% per annum, from proved reserves, based on the trailing 12-month unweighted average of the first-day-of-the-month price, adjusted for any contract provisions and excluding the estimated abandonment costs for properties with asset retirement obligations recorded on the balance sheet, (b) the cost of properties not being amortized, if any, and (c) the lower of cost or market value of unproved properties included in the cost being amortized. If the net book value exceeds the ceiling, an impairment or non-cash writedown is required. During the years ended December 31, 2016 and 2015, the Partnership recorded impairments on proved oil and natural gas properties of $47.5 million and $3.4 million, respectively. No impairment on proved oil and natural gas properties was recorded for the year ended December 31, 2017.

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

Viper Energy Partners LP
Notes to Financial Statements - (Continued)

cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to amortization.

Debt Issuance Costs

Other assets include capitalized costs of $4.4 million, $2.2 million and $1.7 million, net of accumulated amortization of $1.4 million, $0.8 million and $0.4 million as of December 31, 2017, 2016 and 2015, respectively. The costs are associated with the Partnership’s credit agreement and are being amortized over the term of the credit agreement.

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

Concentrations

The Partnership is subject to risk resulting from the concentration of the Partnership’s royalty interest revenues in producing oil and natural gas properties and receivables with several significant purchasers. For the year ended December 31, 2017, two purchasers each accounted for more than 10% of royalty interest revenue: Shell Trading (US) Company (“Shell Trading”) (47%) and RSP Permian LLC (23%). For the year ended December 31, 2016, two purchasers each accounted for more than 10% of royalty interest revenue: Shell Trading (57%) and RSP Permian LLC (32%). For the year ended December 31, 2015, two purchasers each accounted for more than 10% of royalty interest revenue: Shell Trading (68%) and RSP Permian LLC (25%). The Partnership does not require collateral and does not believe the loss of any single purchaser would materially impact the Partnership’s operating results, as crude oil and natural gas are fungible products with well-established markets and numerous purchasers.

Investments

The Partnership has an equity interest in a limited partnership that is so minor that the Partnership has no influence over partnership operating and financial policies. This interest was acquired during the year ended December 31, 2014 and is accounted for under the cost method. Under the cost method, investments are carried at cost and are adjusted only for other than temporary declines in fair value, certain distributions and additional investments. As of December 31, 2017, the book value of this investment was $33.9 million, which is included in other assets in the accompanying consolidated balance sheets.

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

The Partnership is subject to the Texas margin tax. Diamondback does not expect any Texas margin tax to be due for the years ended December 31, 2017, 2016 and 2015, so no amount has been provided in the accompanying financial statements.

Viper Energy Partners LP
Notes to Financial Statements - (Continued)

New Accounting Pronouncements

Recently Issued Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers”. This update supersedes most of the existing revenue recognition requirements in GAAP and requires (i) an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services and (ii) requires expanded disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows from contracts with customers.

The Partnership will adopt this Accounting Standards Update effective January 1, 2018 using the modified retrospective approach. The Partnership has reviewed various contracts that represent its material revenue streams and determined that there will be no impact to its financial position, results of operations or liquidity. Upon adoption of this Accounting Standards Update, the Partnership will not be required to record a cumulative effect adjustment due to the new Accounting Standards Update not having a quantitative impact compared to existing GAAP. Also, upon adoption of this Accounting Standards Update, the Partnership will not be required to alter its existing information technology and internal controls outside of ongoing contract review processes in order to identify impacts of future revenue contracts entered into by the Partnership. The Partnership does not anticipate the disclosure requirements under the Accounting Standards Update to have a material change on how it presents information regarding its revenue streams as compared to existing GAAP.

In January 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-01, “Financial Instruments–Overall”. This update applies to any entity that holds financial assets or owes financial liabilities. This update requires equity investments (except for those accounted for under the equity method or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The Partnership will adopt this standard effective January 1, 2018 by means of a cumulative-effect adjustment which will decrease Unitholders’ Equity and will bring the fair value of its investment to $15.2 million or $15.20 per unit for that investment.

In November 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-18, “Statement of Cash Flows - Restricted Cash”. This update affects entities that have restricted cash or restricted cash equivalents. The Partnership will adopt this update retrospectively effective January 1, 2018. The adoption of this update will only effect the presentation on the Statement of Cash Flows.

In January 2017, the Financial Accounting Standards Board issued Accounting Standards Update 2017-01, “Business Combinations - Clarifying the Definition of a Business”. This update apples to all entities that must determine whether they acquired or sold a business. This update provides a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. The Partnership will adopt this update prospectively effective January 1, 2018. The adoption of this update will not have an impact on its financial position, results of operations or liquidity.

Accounting Pronouncements Not Yet Adopted

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-02, “Leases”. This update applies to any entity that enters into a lease, with some specified scope exemptions. Under this update, a lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. While there were no major changes to the lessor accounting, changes were made to align key aspects with the revenue recognition guidance. This update will be effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. Entities will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. As of the filing date, the Partnership was not the lessor or lessee of any leases other than mineral leases which were excluded from the scope of this Accounting Standards Update. Therefore, the Partnership believes the adoption of this update will not have an impact on its financial position, results of operations or liquidity.

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-13, “Financial Instruments - Credit Losses”. This update affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have

Viper Energy Partners LP
Notes to Financial Statements - (Continued)

the contractual right to receive cash. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. This update will be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Partnership does not believe the adoption of this standard will have an impact on its financial statements since it does not have a history of credit losses.

3.    ACQUISITIONS

2017 Activity

During the year ended December 31, 2017, the Partnership acquired mineral interests underlying 3,157 net royalty acres for an aggregate of approximately $343.1 million and, as of December 31, 2017, had mineral interests underlying 9,570 net royalty acres. The Partnership funded these acquisitions primarily with borrowings under its revolving credit facility, with a portion of the net proceeds from its January and July 2017 offerings of common units and with the issuance of 174,513 common units to a seller in a private placement in May 2017.

2016 Activity

During the year ended December 31, 2016, the Partnership acquired mineral interests underlying 2,142 net royalty acres in 63 transactions for an aggregate of approximately $205.7 million. The Partnership funded these acquisitions primarily with borrowings under its revolving credit facility and a portion of the net proceeds from its August 2016 offering of common units.

2015 Activity

During the year ended December 31, 2015, the Partnership acquired an approximate average 1.5% overriding royalty interest in certain acreage primarily located in Howard County, Texas from Diamondback for $31.1 million. This acquisition was primarily funded with borrowings under the Partnership’s credit agreement discussed in Note 5.

4.    OIL AND NATURAL GAS INTERESTS

Oil and natural gas interests include the following:

	December 31,
	2017	2016
	(in thousands)
Oil and natural gas interests:
Subject to depletion	$589,173	$508,586
Not subject to depletion	514,724	252,232
Gross oil and natural gas interests	1,103,897	760,818
Accumulated depletion and impairment	(189,466)	(148,948)
Oil and natural gas interests, net	$914,431	$611,870

Balance of costs not subject to depletion:
Incurred in 2017	$284,471
Incurred in 2016	158,156
Incurred in 2015	30,896
Incurred in 2014	41,201
Total not subject to depletion	$514,724

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

As a result of the decline in prices, the Partnership recorded non-cash impairments for the years ended December 31, 2016 and 2015 of $47.5 million and $3.4 million, respectively, which are included in accumulated depletion and impairment. There was no impairment recorded for the year ended December 31, 2017. For 2016 and 2015, the impairment charges affected the Partnership’s reported net loss but did not reduce its cash flow. In addition to commodity prices, the Partnership’s production rates, levels of proved reserves, future development costs, transfers of unevaluated properties and other factors will determine its actual ceiling test limitations and impairment analysis in future periods.

5.    DEBT

Credit Agreement-Wells Fargo Bank

On July 8, 2014, the Partnership entered into a secured revolving credit agreement with Wells Fargo, as administrative agent, and Wells Fargo Securities, as sole book runner and lead arranger. The credit agreement, as amended, provides for a revolving credit facility in the maximum credit amount of $2.0 billion and a borrowing base based on its oil and natural gas reserves and other factors (the “borrowing base”) of $400.0 million, subject to scheduled semi-annual and other elective borrowing base redeterminations. The borrowing base is scheduled to be re-determined semi-annually with effective dates of May 1st and November 1st. In addition, the Partnership may request up to three additional redeterminations of the borrowing base during any 12-month period. As of December 31, 2017, the borrowing base was set at $400.0 million, and the Partnership had $93.5 million of outstanding borrowings and $306.5 million available for future borrowings under its revolving credit facility.

The outstanding borrowings under the credit agreement bear interest at a rate elected by the Partnership that is equal to an alternative base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.50% and 3-month LIBOR plus 1.0%) or LIBOR, in each case plus the applicable margin. The applicable margin ranges from 0.75% to 1.75% per annum in the case of the alternative base rate and from 1.75% to 2.75% per annum in the case of LIBOR, in each case depending on the amount of loans and letters of credit outstanding in relation to the commitment, which is defined as the lesser of the maximum credit amount and the borrowing base. The Partnership is obligated to pay a quarterly commitment fee ranging from 0.375% to 0.500% per year on the unused portion of the commitment, which fee is also dependent on the amount of loans and letters of credit outstanding in relation to the commitment. Loan principal may be optionally repaid from time to time without premium or penalty (other than customary LIBOR breakage), and is required to be repaid (a) to the extent the loan amount exceeds the commitment or the borrowing base, whether due to a borrowing base redetermination or otherwise (in some cases subject to a cure period), (b) in an amount equal to the net cash proceeds from the sale of property when a borrowing base deficiency or event of default exists under the credit agreement and (c) at the maturity date of November 1, 2022. The loan is secured by substantially all of our and our subsidiary’s assets.

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

The covenant prohibiting additional indebtedness allows for the issuance of unsecured debt of up to $400.0 million in the form of senior unsecured notes and, in connection with any such issuance, the reduction of the borrowing base by 25% of the stated principal amount of each such issuance. A borrowing base reduction in connection with such issuance may require a portion of the outstanding principal of the loan to be repaid.

Viper Energy Partners LP
Notes to Financial Statements - (Continued)

As of December 31, 2017, the Partnership was in compliance with all financial covenants under its credit agreement. The lenders may accelerate all of the indebtedness under our revolving credit facility upon the occurrence and during the continuance of any event of default. The credit agreement contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross-default, bankruptcy and change of control. With certain specified exceptions, the terms and provisions of the Partnership’s credit agreement generally may be amended with the consent of the lenders holding a majority of the outstanding loans or commitments to lend.

6.    RELATED PARTY TRANSACTIONS

Acquisition

During the year ended December 31, 2015, the Partnership acquired an approximate average 1.5% overriding royalty interest in certain acreage primarily located in Howard County, Texas from Diamondback for $31.1 million. This acquisition was primarily funded with borrowings under the Partnership’s credit agreement discussed in Note 5.

Partnership Agreement

In connection with the closing of the IPO, the General Partner and Diamondback entered into the first amended and restated agreement of limited partnership dated June 23, 2014 (the “Partnership Agreement”). The Partnership Agreement requires the Partnership to reimburse the General Partner for all direct and indirect expenses incurred or paid on the Partnership’s behalf and all other expenses allocable to the Partnership or otherwise incurred by the General Partner in connection with operating the Partnership’s business. The Partnership Agreement does not set a limit on the amount of expenses for which the General Partner and its affiliates may be reimbursed. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for the Partnership or on the Partnership’s behalf and expenses allocated to the General Partner by its affiliates. The General Partner is entitled to determine the expenses that are allocable to the Partnership. For the year ended December 31, 2017, the General Partner received from the Partnership reimbursements of $2.5 million. For the year ended December 31, 2016, the General Partner did not receive any reimbursements from the Partnership. For the year ended December 31, 2015, the General Partner did not receive any reimbursements from the Partnership other than the $4,000 outstanding at December 31, 2014.

Advisory Services Agreement

In connection with the closing of the IPO, the Partnership and General Partner entered into an advisory services agreement with Wexford Capital LP (“Wexford”) dated as of June 23, 2014 (the “Advisory Services Agreement”), under which Wexford agreed to provide the Partnership and the General Partner with general financial and strategic advisory services related to the Partnership’s business in return for an annual fee of $0.5 million, plus reasonable out-of-pocket expenses. The Advisory Services Agreement had an initial term of two years commencing on June 23, 2014, and continues for additional one-year periods unless terminated in writing by either party at least ten days prior to the expiration of the then current term. It may be terminated at any time by either party upon 30 days prior written notice. In the event the Partnership terminates the Advisory Services Agreement, the Partnership is obligated to pay all amounts due through the remaining term. In addition, the Partnership agreed to pay Wexford to-be-negotiated market-based fees approved by the conflict committee of the board of directors of the General Partner, if, and to the extent, the Partnership requests services from Wexford in connection with acquisitions and divestitures, financings or other transactions in which the Partnership may be involved. The services provided by Wexford under the Advisory Services Agreement do not extend to the Partnership’s day-to-day business or operations. The Partnership has agreed to indemnify Wexford and its affiliates from their losses arising out of or in connection with the Advisory Services Agreement except for losses resulting from Wexford’s or its affiliates’ gross negligence or willful misconduct. For the years ended December 31, 2017 and 2016, the Partnership did not pay any amounts under the Advisory Services Agreement. For the year ended December 31, 2015, the Partnership paid $0.5 million under the Advisory Services Agreement.

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

Lease Bonus

During the year ended December 31, 2017, Diamondback paid the Partnership $0.1 million in lease bonus payments to extend the term of two leases, reflecting an average bonus of $7,459 per acre. During the year ended December 31, 2016, Diamondback paid the Partnership $0.3 million in lease bonus payments to extend the term of six leases, reflecting an average bonus of $1,371 per acre.
7.    UNIT–BASED COMPENSATION

In connection with the IPO, the board of directors of the General Partner adopted the Viper Energy Partners LP Long Term Incentive Plan (“LTIP”), effective June 17, 2014, for employees, officers, consultants and directors of the General Partner and any of its affiliates, including Diamondback, who perform services for the Partnership. The LTIP provides for the grant of unit options, unit appreciation rights, restricted units, unit awards, phantom units, distribution equivalent rights, cash awards, performance awards, other unit-based awards and substitute awards. A total of 9,070,356 common units has been reserved for issuance pursuant to the LTIP. Common units that are cancelled, forfeited or withheld to satisfy exercise prices or tax withholding obligations will be available for delivery pursuant to other awards. The LTIP is administered by the board of directors of the General Partner or a committee thereof.

For the years ended December 31, 2017, 2016 and 2015, the Partnership incurred $2.4 million, $3.8 million and $3.9 million, respectively, of unit–based compensation.

Unit Options

In accordance with the LTIP, the exercise price of unit options granted may not be less than the market value of the common units at the date of grant. The units issued under the LTIP will consist of new common units of the Partnership. On June 17, 2014, the Partnership granted 2,500,000 unit options to the executive officers of the General Partner. The unit options vested approximately 33% ratably on each of the first three anniversaries of the date of grant. All outstanding unit options were amended effective November 29, 2016 to provide that vested unit options became exercisable upon the earlier to occur of (i) the “Exercise Window Period” beginning on the third anniversary of the date of grant and ending on December 31, 2017, or (ii) the “Change of Control Exercise Period” beginning ten days before and ending on the date a change of control occurs (the earlier occurring of such events, the “Exercise Period”). At any time within the Exercise Period, if a participant attempted to exercise a vested unit option and the fair market value per unit as of such date was less than the exercise price per option unit, the vested unit option would not be exercisable. As of December 31, 2017, all vested unit options automatically terminated and became null and void.

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

Viper Energy Partners LP
Notes to Financial Statements - (Continued)

The following table presents the unit option activity under the LTIP for the year ended December 31, 2017:

		Weighted Average
	Unit Options	Exercise Price	Remaining Term	Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2016	2,424,266	$26.00
Expired/Forfeited	(2,416,666)	$26.00
Outstanding at December 31, 2017	7,600	$18.49	0.00	$—
Vested and Expected to Vest at December 31, 2017	7,600	$18.49	0.00	$—

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

The following table presents the phantom unit activity under the LTIP for the year ended December 31, 2017:

	Phantom Units	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2016	21,048	$16.23
Granted	116,567	$17.09
Vested	(32,176)	$16.49
Unvested at December 31, 2017	105,439	$17.10

The aggregate fair value of phantom units that vested during the year ended December 31, 2017 was $0.5 million. As of December 31, 2017, the unrecognized compensation cost related to unvested phantom units was $1.3 million. Such cost is expected to be recognized over a weighted-average period of 1.4 years.

8.    PARTNERS’ CAPITAL AND PARTNERSHIP DISTRIBUTIONS

The Partnership has general partner and common unit partnership interests. The general partner interest is a non-economic interest and is not entitled to any cash distributions.

At December 31, 2017, the Partnership had a total of 113,882,045 common units issued and outstanding, of which 73,150,000 common units were owned by Diamondback, representing approximately 64% of the total Partnership units outstanding.

The following table summarizes changes in the number of the Partnership’s common units:

Common Units
Balance at December 31, 2016	87,800,356
Common units issued in public offerings	25,875,000
Common units vested and issued under the LTIP	32,176
Common units issued for acquisition	174,513
Balance at December 31, 2017	113,882,045

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

Viper Energy Partners LP
Notes to Financial Statements - (Continued)

charges and reserves for future operating or capital needs that the board of directors of our general partner deems necessary or appropriate, if any.

The following table presents cash distributions approved by the board of directors of the General Partner for the periods presented.

Declaration Date	Quarter	Amount per Common Unit	Payment Date	Amount Distributed to Diamondback
				(in thousands)
February 5, 2015	Q4 2014	$0.250	February 27, 2015	$17,612
May 1, 2015	Q1 2015	$0.189	May 22, 2015	$13,385
July 31, 2015	Q2 2015	$0.220	August 21, 2015	$15,499
October 30, 2015	Q3 2015	$0.200	November 20, 2015	$14,091
February 12, 2016	Q4 2015	$0.228	February 26, 2016	$16,063
May 2, 2016	Q1 2016	$0.149	May 23, 2016	$10,497
July 21, 2016	Q2 2016	$0.189	August 22, 2016	$13,693
October 25, 2016	Q3 2016	$0.207	November 18, 2016	$14,997
February 3, 2017	Q4 2016	$0.258	February 24, 2017	$18,692
April 28, 2017	Q1 2017	$0.302	May 25, 2017	$21,880
July 28, 2017	Q2 2017	$0.332	August 24, 2017	$24,286
October 16, 2017	Q3 2017	$0.337	November 14, 2017	$24,652

9.    EARNINGS PER UNIT

The net income per common unit on the consolidated statements of operations is based on the net income (loss) of the Partnership for the years ended December 31, 2017, 2016 and 2015, since this is the amount of net income that is attributable to the Partnership’s common units.

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

	Year Ended December 31,
	2017	2016	2015
	(In thousands, except per unit amounts)
Net income (loss) attributable to the period	111,478	(10,899)	24,419
Weighted average common units outstanding
Basic weighted average common units outstanding	104,318	83,081	79,717
Effect of dilutive securities:
Potential common units issuable	65	—	10
Diluted weighted average common units outstanding	104,383	83,081	79,727
Net income (loss) per common unit, basic	$1.07	$(0.13)	$0.31
Net income (loss) per common unit, diluted	$1.07	$(0.13)	$0.31

Viper Energy Partners LP
Notes to Financial Statements - (Continued)

For the years ended December 31, 2017, 2016 and 2015, there were 39,788 units, 1,567,155 units and 1,697,142 units, respectively, that were not included in the computation of diluted earnings per unit because their inclusion would have been anti-dilutive for the periods presented but could potentially dilute basic earnings per unit in future periods.

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

11.    SUBSEQUENT EVENTS

Cash Distribution

On January 31, 2018, the board of directors of the General Partner approved a cash distribution for the fourth quarter of 2017 of $0.46 per common unit, payable on February 26, 2018, to unitholders of record at the close of business on February 19, 2018.

Recent Acquisitions

Since the end of the fourth quarter of 2017, the Partnership acquired from unrelated third party sellers additional mineral interests underlying 137,443 gross acres, 1,617 net acres and 900 net royalty acres in the Permian Basin and Eagle Ford Shale for an aggregate of approximately $149.4 million, subject to post-closing adjustments. As a result, as of February 2, 2018, the Partnership’s assets included mineral interests underlying 385,046 gross acres, 45,460 net acres and 10,470 net royalty acres primarily in the Permian Basin and Eagle Ford Shale. These acquisitions were primarily funded with cash on hand and borrowings under the Partnership’s revolving credit facility.

12.    SUPPLEMENTAL INFORMATION ON OIL AND NATURAL GAS OPERATIONS (Unaudited)

The Partnership’s oil and natural gas reserves are attributable solely to properties within the United States.

Capitalized oil and natural gas costs

Aggregate capitalized costs related to oil and natural gas production activities with applicable accumulated depreciation, depletion and amortization are as follows:

	December 31,
	2017	2016
	(In thousands)
Oil and natural gas interests:
Proved	$589,173	$508,586
Unproved	514,724	252,232
Total oil and natural gas interests	1,103,897	760,818
Accumulated depletion and impairment	(189,466)	(148,948)
Net oil and natural gas interests capitalized	$914,431	$611,870

Viper Energy Partners LP
Notes to Financial Statements - (Continued)

Costs incurred in oil and natural gas activities

Costs incurred in oil and natural gas property acquisition, exploration and development activities are as follows:

	December 31,
	2017	2016	2015
	(In thousands)
Acquisition costs
Proved properties	$55,948	$31,441	$4,121
Unproved properties	287,131	174,385	39,786
Total	$343,079	$205,826	$43,907

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

	December 31,
	2017	2016	2015
	(In thousands)
Royalty income	$160,163	$78,837	$74,859
Production and ad valorem taxes	(10,608)	(5,544)	(5,531)
Gathering and transportation	(789)	(415)	(259)
Depletion	(40,519)	(29,820)	(35,436)
Impairment	—	(47,469)	(3,423)
Results of operations from oil, natural gas and natural gas liquids	$108,247	$(4,411)	$30,210

Oil and Natural Gas Reserves

Proved oil and natural gas reserve estimates as of December 31, 2017, 2016 and 2015 were prepared by Ryder Scott Company, L.P., independent petroleum engineers. Proved reserves were estimated in accordance with guidelines established by the SEC, which require that reserve estimates be prepared under existing economic and operating conditions based upon the 12-month unweighted average of the first-day-of-the-month prices.

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

Viper Energy Partners LP
Notes to Financial Statements - (Continued)

The changes in estimated proved reserves are as follows:

	Oil (Bbls)	Natural Gas Liquids (Bbls)	Natural Gas (Mcf)
	(In thousands)
Proved Developed and Undeveloped Reserves:
As of December 31, 2014	12,830	2,514	18,994
Purchase of reserves in place	107	3	431
Extensions and discoveries	8,450	2,013	9,476
Revisions of previous estimates	(1,454)	(375)	(3,465)
Production	(1,555)	(239)	(1,128)
As of December 31, 2015	18,378	3,916	24,308
Purchase of reserves in place	1,138	437	2,315
Extensions and discoveries	5,647	1,477	7,181
Revisions of previous estimates	(2,041)	74	(5,223)
Production	(1,778)	(328)	(1,490)
As of December 31, 2016	21,344	5,576	27,091
Purchase of reserves in place	2,106	252	5,245
Extensions and discoveries	7,859	1,813	11,106
Revisions of previous estimates	(2,525)	(813)	(3,498)
Production	(2,899)	(533)	(3,549)
As of December 31, 2017	25,885	6,295	36,395

Proved Developed Reserves:
December 31, 2015	9,700	2,205	13,739
December 31, 2016	12,332	3,247	15,933
December 31, 2017	18,788	4,536	29,256

Proved Undeveloped Reserves:
December 31, 2015	8,677	1,711	10,569
December 31, 2016	9,012	2,329	11,158
December 31, 2017	7,097	1,759	7,139

Revisions represent changes in previous reserves estimates, either upward or downward, resulting from new information normally obtained from development drilling and production history or resulting from a change in economic factors, such as commodity prices, operating costs or development costs.

During the year ended December 31, 2017, the Partnership’s extensions and discoveries of 11,524 MBoe resulted primarily from the drilling of 96 new wells and from 40 new proved undeveloped locations added. The Partnership’s negative revisions of previous estimated quantities of 3,921 MBoe were primarily due to changes in type curves. The purchase of reserves in place of 3,232 MBoe were due to multiple acquisitions primarily located in Pecos, Reeves and Loving counties.

During the year ended December 31, 2016, the Partnership’s extensions and discoveries of 7,125 MBoe resulted primarily from the drilling of 33 new wells and from 32 new proved undeveloped locations added. The Partnership’s negative revisions of previous estimated quantities of 1,968 MBoe were primarily due to technical revisions with the remainder due to lower product pricing. The purchase of reserves in place of 1,575 MBoe were due to multiple acquisitions with the largest being located in Loving and Midland counties.

During the year ended December 31, 2015, purchases of reserves were primarily from one acquisition in Howard County and several minor acquisitions in other areas consisting of 124 vertical wells and one horizontal well. Extensions are primarily

Viper Energy Partners LP
Notes to Financial Statements - (Continued)

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

The following table sets forth the standardized measure of discounted future net cash flows attributable to the Partnership’s proved oil and natural gas reserves as of December 31, 2017, 2016 and 2015.

	December 31,
	2017	2016	2015
	(In thousands)
Future cash inflows	$1,445,883	$948,090	$912,276
Future production taxes	(125,564)	(69,109)	(61,777)
Future state margin tax expenses	(6,932)	(4,615)	(4,789)
Future net cash flows	1,313,387	874,366	845,710
10% discount to reflect timing of cash flows	(688,039)	(461,785)	(449,947)
Standardized measure of discounted future net cash flows	$625,348	$412,581	$395,763

In the table below the average first-day-of–the-month price for oil, natural gas and natural gas liquids is presented, all utilized in the computation of future cash inflows.

	December 31,
	2017	2016	2015
	Unweighted Arithmetic Average
	First-Day-of-the-Month Prices
Oil (per Bbl)	$48.21	$39.64	$45.03
Natural gas (per Mcf)	$2.13	$1.36	$1.64
Natural gas liquids (per Bbl)	$19.15	$11.69	$11.41

Viper Energy Partners LP
Notes to Financial Statements - (Continued)

Principal changes in the standardized measure of discounted future net cash flows attributable to the Partnership’s proved reserves are as follows:

	December 31,
	2017	2016	2015
	(In thousands)
Standardized measure of discounted future net cash flows at the beginning of the period	$412,581	$395,763	$553,236
Purchase of minerals in place	54,662	23,651	2,963
Sales of oil and natural gas, net of production costs	(149,555)	(74,628)	(69,328)
Extensions and discoveries	214,479	104,451	181,330
Net changes in prices and production costs	99,382	(42,155)	(269,154)
Revisions of previous quantity estimates	(50,773)	(42,883)	(71,399)
Net changes in state margin taxes	(1,129)	51	(1,884)
Accretion of discount	41,477	39,800	54,911
Net changes in timing of production and other	4,224	8,531	15,088
Standardized measure of discounted future net cash flows at the end of the period	$625,348	$412,581	$395,763
13.    QUARTERLY FINANCIAL DATA (Unaudited)

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per unit amounts)
Royalty income	$32,050	$35,933	$42,211	$49,969
Income from operations	21,450	22,479	27,067	42,825
Net income	20,652	22,149	26,607	42,070
Net income attributable to common limited partners per unit:
Basic	$0.22	$0.23	$0.24	$0.37
Diluted	$0.22	$0.23	$0.24	$0.37

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per unit amounts)
Royalty income	$14,086	$16,836	$19,992	$27,923
Income (loss) from operations	(23,104)	(13,711)	10,594	16,910
Net income (loss)	(23,335)	(14,020)	10,202	16,254
Net income (loss) attributable to common limited partners per unit:
Basic	$(0.29)	$(0.18)	$0.12	$0.20
Diluted	$(0.29)	$(0.18)	$0.12	$0.20