Form 10-K/A
period 2017-12-31
Viper Energy Partners LP
filed 2018-02-16
CIK 1602065

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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐   No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check One):

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
Documents Incorporated By Reference: None

Explanatory Note
This Amendment No. 1 to the Annual Report on Form 10-K of Viper Energy Partners LP (the “Partnership”) for the fiscal year ended December 31, 2017, originally filed on February 7, 2018 (the “Original Filing”), is being filed solely to correct a typographical error in the report of Ryder Scott Company, L.P., the Partnership’s independent oil and gas consultants (“Ryder Scott”), filed by the Partnership as Exhibit 99.1 to the Original Filing. Specifically, the Discounted FNI @10% for the Partnership’s total proved reserves as of December 31, 2017 was incorrectly reported in Exhibit 99.1 of the Original Filing to be $928,666 (in thousands) rather than $628,666 (in thousands). The Partnership is filing the corrected Exhibit 99.1 with this Form 10-K/A, together with the consent of Ryder Scott included as Exhibit 23.1 with this Form 10-K/A.
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

EXHIBIT INDEX

The following is a list of all exhibits filed as part of this Annual Report on Form 10-K/A.

Exhibit No.	Description of Exhibits
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
23.1	Consent of Ryder Scott Company, LP.
99.1*	Reserve Report of Ryder Scott Company, L.P.
*Re-filed herewith solely to correct a typographical error described in the Explanatory Note included in this Form 10-K/A.

E-1

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned hereunto duly authorized.

VIPER ENERGY PARTNERS LP

		By:	Viper Energy Partners GP LLC, its general partner
Date:	February 16, 2018

		By:	/s/ Teresa L. Dick
		Name:	Teresa L. Dick
		Title:	Chief Financial Officer, Executive Vice President and Assistant Secretary

S-1