Form 10-Q
period 2018-06-30
Viper Energy Partners LP
filed 2018-08-09
CIK 1602065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2018
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

As of August 3, 2018, the registrant had outstanding 51,550,777 common units representing limited partner interests and 72,418,500 Class B units representing limited partner units.

VIPER ENERGY PARTNERS LP
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2018

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

GLOSSARY OF CERTAIN OTHER TERMS
The following is a glossary of certain other terms that are used in this report:

Diamondback	Diamondback Energy, Inc., a Delaware corporation.
Exchange Act	The Securities Exchange Act of 1934, as amended.
GAAP	Accounting principles generally accepted in the United States.
General Partner	Viper Energy Partners GP LLC, a Delaware limited liability company, and the General Partner of the Partnership.
IPO	The Partnership’s initial public offering.
LTIP	Viper Energy Partners LP Long Term Incentive Plan.
Operating Company	Viper Energy Partners LLC, a Delaware limited liability company and a consolidated subsidiary of Viper Energy Partners LP.
Partnership	Viper Energy Partners LP, a Delaware limited partnership.
Partnership agreement	The first amended and restated agreement of limited partnership, dated June 23, 2014, entered into by the General Partner and Diamondback in connection with the closing of the IPO.
Predecessor	Viper Energy Partners LLC, a Delaware limited liability company, and a wholly owned subsidiary of the Partnership.
SEC	United States Securities and Exchange Commission.
Securities Act	The Securities Act of 1933, as amended.
Wells Fargo	Wells Fargo Bank, National Association.

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

Viper Energy Partners LP
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2018	2017

	(In thousands, except unit amounts)
Assets
Current assets:
Cash and cash equivalents	$32,886	$24,197
Royalty income receivable	31,083	25,754
Royalty income receivable—related party	8,137	5,142
Other current assets	295	355
Total current assets	72,401	55,448
Property:
Oil and natural gas interests, full cost method of accounting ($683,870 and $514,724 excluded from depletion at June 30, 2018 and December 31, 2017, respectively)	1,359,596	1,103,897
Land	1,001	—
Accumulated depletion and impairment	(214,252)	(189,466)
Property and equipment, net	1,146,345	914,431
Funds held in escrow	—	6,304
Other assets	25,560	36,854
Deferred tax asset	72,049	—
Total assets	$1,316,355	$1,013,037
Liabilities and Unitholders’ Equity
Current liabilities:
Accounts payable	$9	$2,960
Other accrued liabilities	3,048	2,669
Total current liabilities	3,057	5,629
Long-term debt	350,000	93,500
Total liabilities	353,057	99,129
Commitments and contingencies (Note 12)
Unitholders’ equity:
General partner	1,000	—
Common units (41,470,777 units issued and outstanding as of June 30, 2018 and 113,882,045 units issued and outstanding as of December 31, 2017 )	386,807	913,908
Class B units (72,418,500 units issued and outstanding as of June 30, 2018 and 0 units issued and outstanding as of December 31, 2017)	990	—
Total unitholders’ equity	388,797	913,908
Noncontrolling interest	574,501	—
Total liabilities and unitholders’ equity	$1,316,355	$1,013,037

See accompanying notes to consolidated financial statements.

Viper Energy Partners LP
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands, except per unit amounts)
Operating income:
Royalty income	$74,420	$35,933	$136,813	$67,983
Lease bonus income	928	689	928	2,291
Other operating income	58	—	108	—
Total operating income	75,406	36,622	137,849	70,274
Costs and expenses:
Production and ad valorem taxes	4,867	2,773	9,106	4,843
Gathering and transportation	143	144	408	287
Depletion	13,260	9,672	24,785	17,519
General and administrative expenses	2,210	1,554	4,921	3,696
Total costs and expenses	20,480	14,143	39,220	26,345
Income from operations	54,926	22,479	98,629	43,929
Other income (expense):
Interest expense, net	(3,252)	(643)	(5,350)	(1,255)
Gain on revaluation of investment	4,465	—	5,364	—
Other income, net	447	313	839	127
Total other income (expense), net	1,660	(330)	853	(1,128)
Income before income taxes	56,586	22,149	99,482	42,801
Benefit from income taxes	(71,878)	—	(71,878)	—
Net income	128,464	22,149	171,360	42,801
Net income attributable to non-controlling interest	29,060	—	29,060	—
Net income attributable to Viper Energy Partners LP	$99,404	$22,149	$142,300	$42,801

Net income attributable to common limited partners per unit:
Basic	$1.36	$0.23	$1.52	$0.44
Diluted	$1.35	$0.23	$1.52	$0.44
Weighted average number of limited partner units outstanding:
Basic	73,336	97,677	93,506	96,377
Diluted	73,427	97,677	93,612	96,382

See accompanying notes to consolidated financial statements.

Viper Energy Partners LP
Consolidated Statements of Unitholders' Equity
(Unaudited)

	Limited Partners				General Partner	Non-Controlling Interest
	Common		Class B		Amount	Amount
	Units	Amount	Units	Amount			Total
		(In thousands)
Balance at December 31, 2016	87,800	$547,898	—	$—	$—	$—	$547,898
Net proceeds from the issuance of common units - public	9,775	147,492		—	—	—	147,492
Common units issued for acquisition	175	3,050		—	—	—	3,050
Unit-based compensation	14	1,537		—	—	—	1,537
Distributions to public		(14,123)		—	—	—	(14,123)
Distributions to Diamondback		(40,572)		—	—	—	(40,572)
Net income		42,801		—	—	—	42,801
Balance at June 30, 2017	97,764	$688,083	—	$—	$—	$—	$688,083

Balance at December 31, 2017	113,882	$913,908	—	$—	$—	$—	$913,908
Impact of adoption of ASU 2016-01 (Note 2)		(18,651)		—	—	—	(18,651)
Unit exchange related to tax conversion	(73,150)	(545,441)	73,150	1,000	1,000	545,441	2,000
Recapitalization related to tax conversion	732	—	(732)	(10)	—	—	(10)
Unit-based compensation	7	1,740		—	—	—	1,740
Distributions to public		(38,288)		—	—	—	(38,288)
Distributions to Diamondback		(68,761)		—	—	—	(68,761)
Net income		142,300		—	—	29,060	171,360
Balance at June 30, 2018	41,471	$386,807	72,419	$990	$1,000	$574,501	$963,298

See accompanying notes to consolidated financial statements.

Viper Energy Partners LP
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income	$171,360	$42,801
Adjustments to reconcile net income to net cash provided by operating activities:
Benefit from deferred income taxes	(72,049)	—
Depletion	24,785	17,519
Gain on revaluation of investment	(5,364)	—
Amortization of debt issuance costs	322	280
Non-cash unit-based compensation	1,740	1,537
Changes in operating assets and liabilities:
Restricted cash	—	500
Royalty income receivable	(5,329)	(1,055)
Royalty income receivable—related party	(2,995)	246
Accounts payable and other accrued liabilities	(440)	(335)
Income tax payable	171	—
Other current assets	11	(46)
Net cash provided by operating activities	112,212	61,447
Cash flows from investing activities:
Acquisition of oil and natural gas interests	(253,056)	(122,679)
Proceeds from sale of assets	441	—
Proceeds from the sale of investments	125	—
Net cash used in investing activities	(252,490)	(122,679)
Cash flows from financing activities:
Proceeds from borrowings under credit facility	256,500	104,000
Repayment on credit facility	—	(143,000)
Debt issuance costs	(440)	(180)
Proceeds from public offerings	—	147,725
Public offering costs	(2,034)	(217)
Contributions by members	2,000	—
Distributions to partners	(107,059)	(54,695)
Net cash provided by financing activities	148,967	53,633
Net increase (decrease) in cash	8,689	(7,599)
Cash and cash equivalents at beginning of period	24,197	9,213
Cash and cash equivalents at end of period	$32,886	$1,614

Supplemental disclosure of cash flow information:
Interest paid	$5,028	$1,059

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

Recapitalization, Tax Status Election and Related Transactions
In March 2018, the Board of Directors of Viper Energy Partners GP LLC (the “General Partner”) unanimously approved a change of the Partnership’s federal income tax status from that of a pass-through partnership to that of a taxable entity via a “check the box” election. In connection with making this election, on May 9, 2018 the Partnership (i) amended and restated its First Amended and Restated Partnership Agreement, (ii) amended and restated the First Amended and Restated Limited Liability Company Agreement of Viper Energy Partners LLC (the “Operating Company”), (iii) amended and restated its existing registration rights agreement with Diamondback and (iv) entered into an exchange agreement with Diamondback, the General Partner and the Operating Company. Simultaneously with the effectiveness of these agreements, Diamondback delivered and assigned to the Partnership the 73,150,000 common units Diamondback owned in exchange for (i) 73,150,000 of the Partnership’s newly-issued Class B units and (ii) 73,150,000 newly-issued units of the Operating Company pursuant to the terms of a Recapitalization Agreement dated March 28, 2018, as amended as of May 9, 2018 (the “Recapitalization Agreement”). Immediately following that exchange, the Partnership continued to be the managing member of the Operating Company, with sole control of its operations, and owned approximately 36% of the outstanding units issued by the Operating Company, and Diamondback owned the remaining approximately 64% of the outstanding units issued by the Operating Company. The Operating Company units and the Partnership’s Class B units owned by Diamondback are exchangeable from time to time for the Partnership’s common units (that is, one Operating Company unit and one Partnership Class B unit, together, will be exchangeable for one Partnership common unit).

On May 10, 2018, the change in the Partnership’s income tax status became effective. On that date, pursuant to the terms of the Recapitalization Agreement, (i) the General Partner made a cash capital contribution of $1.0 million to the Partnership in respect of its general partner interest and (ii) Diamondback made a cash capital contribution of $1.0 million to the Partnership in respect of the Class B units. Diamondback, as the holder of the Class B units, and the General Partner, as the holder of the general partner interest, are entitled to receive an 8% annual distribution on the outstanding amount of these capital contributions, payable quarterly, as a return on this invested capital. On May 10, 2018, Diamondback also exchanged 731,500 Class B units and 731,500 units in the Operating Company for 731,500 common units of the Partnership and a cash amount of $10,000 representing a proportionate return of the $1.0 million invested capital in respect of the Class B units. The General Partner continues to serve as the Partnership’s general partner and Diamondback continues to control the Partnership. After the effectiveness of the tax status election and the completion of related transactions, the Partnership’s minerals business continues to be conducted through the Operating Company, which continues to be taxed as a partnership for federal and state income tax purposes. This structure is anticipated to provide significant benefits to the Partnership’s business, including operational effectiveness, acquisition and disposition transactional planning flexibility and income tax efficiency. For additional information regarding the tax status election and related transactions, please refer to the Partnership’s Definitive Information Statement on Schedule 14C filed with the SEC on April 17, 2018 and the Partnership’s Current Report on Form 8-K filed with the SEC on May 15, 2018.

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

Investments

The Partnership has an equity interest in a limited partnership that is so minor that the Partnership has no influence over the limited partnership’s operating and financial policies. This interest was acquired during the year ended December 31, 2014 and is accounted for under the cost method. Effective January 1, 2018, the Partnership adopted Accounting Standards Update 2016-01 which requires the Partnership to measure this investment at fair value which resulted in a downward adjustment of $18.7 million to record the impact of this adoption. For the three and six months ended June 30, 2018, the Partnership recorded a gain of $4.5 million and $5.4 million, respectively, which then increased the Partnership’s investment balance to $20.4 million, which is included in other assets in the accompanying consolidated balance sheets.

Income Taxes

The Partnership uses the asset and liability method of accounting for income taxes, under which deferred tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and (ii) operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are based on enacted tax rates applicable to the future period when those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period the rate change is enacted. A valuation allowance is provided for deferred tax assets when it is more likely than not the deferred tax assets will not be realized.

The Partnership is subject to margin tax in the state of Texas pursuant to a tax sharing agreement with Diamondback, as discussed further in Note 7. The Partnership’s 2015 through 2017 tax years, periods during which the Partnership was organized as a pass-through entity for income tax purposes, remain open to examination by tax authorities. As of June 30, 2018 and June 30, 2017, the Partnership had no unrecognized tax benefits that would have a material impact on the effective tax rate. The Partnership is continuing its practice of recognizing interest and penalties related to income tax matters as interest expense and general and administrative expenses, respectively. During the years ended June 30, 2018, 2017 and 2016, there was no interest or penalties associated with uncertain tax positions recognized in the Partnership’s consolidated financial statements.

New Accounting Pronouncements

Recently Adopted Pronouncements

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

Viper Energy Partners LP
Notes to Financial Statements - (Continued)
(unaudited)

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

Accounting Pronouncements Not Yet Adopted

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-02, “Leases”. This update applies to any entity that enters into a lease, with some specified scope exemptions. Under this update, a lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. While there were no major changes to the lessor accounting, changes were made to align key aspects with the revenue recognition guidance. This update will be effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. Entities will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. As of June 30, 2018, the Partnership was not the lessor or lessee of any leases other than mineral leases which were excluded from the scope of this Accounting Standards Update. Therefore, the Partnership believes the adoption of this update will not have an impact on its financial position, results of operations or liquidity.

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

Viper Energy Partners LP
Notes to Financial Statements - (Continued)
(unaudited)

In June 2018, the Financial Accounting Standards Board issued Accounting Standards Update 2018-07, “Stock Compensation - Improvements to Nonemployee Share-Based Payment Accounting”. This update applies the existing employee guidance to nonemployee share-based transactions, with the exception of specific guidance related to the attribution of compensation cost. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Partnership is currently evaluating the impact of the adoption of this update, but does not believe it will have a material impact.

3.    REVENUE FROM CONTRACTS WITH CUSTOMERS

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

Prior-period performance obligations

The Partnership records revenue in the month production is delivered to the purchaser. However, settlement statements for certain natural gas and natural gas liquids sales may not be received for 30 to 90 days after the date production is delivered, and as a result, the Partnership is required to estimate the amount of royalty income to be received based upon the Partnership’s interest. The Partnership records the differences between its estimates and the actual amounts received for royalties in the month that payment is received from the producer. The Partnership has existing internal controls for its revenue estimation process and related accruals, and any identified differences between its revenue estimates and actual revenue received historically have not been significant. For the three months ended June 30, 2018, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material. The Partnership believes that the pricing provisions of its oil, natural gas and natural gas liquids contracts are customary in the industry. To the extent actual volumes and prices of oil and natural gas sales are unavailable for a given reporting period because of timing or information not received from third parties, the royalties related to expected sales volumes and prices for those properties are estimated and recorded.

Viper Energy Partners LP
Notes to Financial Statements - (Continued)
(unaudited)

4.    ACQUISITIONS

During the six months ended June 30, 2018, the Partnership acquired mineral interests underlying 1,891 net royalty acres for an aggregate purchase price of approximately $260.8 million and, as of June 30, 2018, had mineral interests underlying 11,451 net royalty acres. The Partnership funded these acquisitions with cash on hand and borrowings under its revolving credit facility.

During the six months ended June 30, 2017, the Partnership acquired mineral interests underlying 1,092 net royalty acres for an aggregate purchase price of approximately $125.7 million and, as of June 30, 2017, had mineral interests underlying 7,506 net royalty acres. The Partnership funded these acquisitions with cash on hand, borrowings under its revolving credit facility, a portion of the net proceeds from its January 2017 offering of common units and the issuance of 174,513 common units to the seller in a private placement in May 2017.

5.    OIL AND NATURAL GAS INTERESTS

Oil and natural gas interests include the following:

	June 30,	December 31,
	2018	2017

	(in thousands)
Oil and natural gas interests:
Subject to depletion	$675,726	$589,173
Not subject to depletion	683,870	514,724
Gross oil and natural gas interests	1,359,596	1,103,897
Accumulated depletion and impairment	(214,252)	(189,466)
Oil and natural gas interests, net	1,145,344	914,431
Land	1,001	—
Property and equipment, net of accumulated depletion and impairment	$1,146,345	$914,431

Balance of acquisition costs not subject to depletion:
Incurred in 2018	$204,782
Incurred in 2017	284,371
Incurred in 2016	158,157
Incurred in 2015	28,656
Incurred in 2014	7,904
Total not subject to depletion	$683,870

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

Viper Energy Partners LP
Notes to Financial Statements - (Continued)
(unaudited)

6.    DEBT

Credit Agreement-Wells Fargo Bank

On July 8, 2014, the Partnership entered into a secured revolving credit agreement as amended and restated, (the “credit facility”) with Wells Fargo, as administrative agent, certain other lenders, and the Partnership’s consolidated subsidiary, Viper Energy Partners LLC (the “Operating Company”), as guarantor. On May 8, 2018, the Operating Company assumed all liabilities as borrower under the credit agreement and the Partnership became a guarantor of the credit agreement. On July 20, 2018, the Operating Company, the Partnership, Wells Fargo and the other lenders amended and restated the credit agreement to reflect the assumption by the Operating Company. The credit agreement, as amended and restated, provides for a revolving credit facility in the maximum credit amount of $2.0 billion and a borrowing base based on its oil and natural gas reserves and other factors (the “borrowing base”) of $475.0 million, subject to scheduled semi-annual and other borrowing base redeterminations. The borrowing base is scheduled to be re-determined semi-annually with effective dates of May 1st and November 1st. In addition, the Operating Company and Wells Fargo each may request up to three interim redeterminations of the borrowing base during any 12-month period. As of June 30, 2018, the borrowing base was set at $475.0 million, and there was $350.0 million of outstanding borrowings and $125.0 million available for future borrowings under the credit facility.

The outstanding borrowings under the credit agreement bear interest at a rate elected by the Operating Company that is equal to an alternative base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.50% and 3-month LIBOR plus 1.0%) or LIBOR, in each case plus the applicable margin. The applicable margin ranges from 0.75% to 1.75% per annum in the case of the alternative base rate and from 1.75% to 2.75% per annum in the case of LIBOR, in each case depending on the amount of loans and letters of credit outstanding in relation to the commitment, which is defined as the lesser of the maximum credit amount and the borrowing base. The Operating Company is obligated to pay a quarterly commitment fee ranging from 0.375% to 0.500% per year on the unused portion of the commitment, which fee is also dependent on the amount of loans and letters of credit outstanding in relation to the commitment. Loan principal may be optionally repaid from time to time without premium or penalty (other than customary LIBOR breakage), and is required to be repaid (a) to the extent the loan amount exceeds the commitment or the borrowing base, whether due to a borrowing base redetermination or otherwise (in some cases subject to a cure period), (b) in an amount equal to the net cash proceeds from the sale of property when a borrowing base deficiency or event of default exists under the credit agreement and (c) at the maturity date of November 1, 2022. The loan is secured by substantially all of the assets of the Partnership and the Operating Company.

The credit agreement contains various affirmative, negative and financial maintenance covenants. These covenants, among other things, limit additional indebtedness, additional liens, sales of assets, mergers and consolidations, dividends and distributions, transactions with affiliates and entering into certain swap agreements, and require the maintenance of the financial ratios described below:

Financial Covenant	Required Ratio
Ratio of total net debt to EBITDAX, as defined in the credit agreement	Not greater than 4.0 to 1.0
Ratio of current assets to liabilities, as defined in the credit agreement	Not less than 1.0 to 1.0

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

As of June 30, 2018, the Operating Company was in compliance with the financial covenants under its credit agreement. The lenders may accelerate all of the indebtedness under the revolving credit facility upon the occurrence and during the continuance of any event of default. The credit agreement contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross-default, bankruptcy and change of control. With certain specified exceptions, the terms and provisions of the credit agreement generally may be amended with the consent of the lenders holding a majority of the outstanding loans or commitments to lend.

Viper Energy Partners LP
Notes to Financial Statements - (Continued)
(unaudited)

7.    RELATED PARTY TRANSACTIONS

Partnership Agreement

The second amended and restated agreement of limited partnership, dated as of May 9, 2018, as amended as of May 10, 2018 (the “Partnership Agreement”), requires the Partnership to reimburse the General Partner for all direct and indirect expenses incurred or paid on the Partnership’s behalf and all other expenses allocable to the Partnership or otherwise incurred by the General Partner in connection with operating the Partnership’s business. The Partnership Agreement does not set a limit on the amount of expenses for which the General Partner and its affiliates may be reimbursed. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for the Partnership or on the Partnership’s behalf and expenses allocated to the General Partner by its affiliates. The General Partner is entitled to determine the expenses that are allocable to the Partnership. For the three and six months ended June 30, 2018 and 2017, the General Partner allocated $0.6 million and $1.2 million, respectively, to the Partnership.

Advisory Services Agreement

In connection with the closing of the IPO, the Partnership and General Partner entered into an advisory services agreement with Wexford Capital LP (“Wexford”) dated as of June 23, 2014 (the “Advisory Services Agreement”), under which Wexford provides the Partnership and the General Partner with general financial and strategic advisory services related to the Partnership’s business in return for an annual fee of $0.5 million, plus reasonable out-of-pocket expenses. The Advisory Services Agreement had an initial term of two years commencing on June 23, 2014, and continues for additional one-year periods unless terminated in writing by either party at least ten days prior to the expiration of the then current term. It may be terminated at any time by either party upon 30 days prior written notice. For the three and six months ended June 30, 2018 and 2017, the Partnership did not pay any amounts under the Advisory Services Agreement.

Tax Sharing

In connection with the closing of the IPO, the Partnership entered into a tax sharing agreement with Diamondback, dated June 23, 2014, pursuant to which the Partnership agreed to reimburse Diamondback for its share of state and local income and other taxes for which the Partnership’s results are included in a combined or consolidated tax return filed by Diamondback with respect to taxable periods including or beginning on June 23, 2014. The amount of any such reimbursement is limited to the tax the Partnership would have paid had it not been included in a combined group with Diamondback. Diamondback may use its tax attributes to cause its combined or consolidated group, of which the Partnership may be a member for this purpose, to owe less or no tax. In such a situation, the Partnership agreed to reimburse Diamondback for the tax the Partnership would have owed had the tax attributes not been available or used for the Partnership’s benefit, even though Diamondback had no cash tax expense for that period. For the three and six months ended June 30, 2018, the Partnership accrued state income tax expense of $0.2 million for its share of Texas margin tax for which the Partnership’s results are included in a combined tax return filed by Diamondback.

Lease Bonus

During the three and six months ended June 30, 2018, Diamondback did not pay the Partnership any lease bonus payments. During the three months ended June 30, 2017, Diamondback paid the Partnership $0.1 million in lease bonus payments to extend the term of one lease, reflecting an average bonus of $10,000 per acre. During the six months ended June 30, 2017, Diamondback paid the Partnership $0.1 million in lease bonus payments to extend the term of two leases, reflecting an average bonus of $7,459 per acre.
8.    UNIT-BASED COMPENSATION

In connection with the IPO, the board of directors of the General Partner adopted the Viper Energy Partners LP Long Term Incentive Plan (“LTIP”), effective June 17, 2014, for employees, officers, consultants and directors of the General Partner and any of its affiliates, including Diamondback, who perform services for the Partnership. The LTIP provides for the grant of unit options, unit appreciation rights, restricted units, unit awards, phantom units, distribution equivalent rights, cash awards, performance awards, other unit-based awards and substitute awards. As of June 30, 2018, a total of 9,063,124 common units had been reserved for issuance pursuant to the LTIP. Common units that are cancelled, forfeited or withheld to satisfy exercise prices or tax withholding obligations will be available for delivery pursuant to other awards. The LTIP is administered by the board of directors of the General Partner or a committee thereof.

Viper Energy Partners LP
Notes to Financial Statements - (Continued)
(unaudited)

For the three and six months ended June 30, 2018, the Partnership incurred $0.5 million and $1.7 million, respectively, of unit–based compensation.

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

The following table presents the phantom unit activity under the LTIP for the six months ended June 30, 2018:

	Phantom Units	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2017	105,439	$17.10
Granted	101,403	$23.18
Vested	(46,379)	$21.41
Unvested at June 30, 2018	160,463	$19.70

The aggregate fair value of phantom units that vested during the six months ended June 30, 2018 was $1.0 million. As of June 30, 2018, the unrecognized compensation cost related to unvested phantom units was $1.9 million. Such cost is expected to be recognized over a weighted-average period of 1.1 years.

9.    UNITHOLDERS’ EQUITY AND PARTNERSHIP DISTRIBUTIONS

The Partnership has general partner and limited partner units. At June 30, 2018, the Partnership had a total of 41,470,777 common units issued and outstanding and 72,418,500 Class B units outstanding, of which 731,500 common units and 72,418,500 Class B units were owned by Diamondback, representing approximately 64% of the total Partnership’s units outstanding. The Operating Company units and the Partnership’s Class B units owned by Diamondback are exchangeable from time to time for the Partnership’s common units (that is, one Operating Company unit and one Partnership Class B unit, together, will be exchangeable for one Partnership common unit).

The following table summarizes changes in the number of the Partnership’s common units:

Common Units
Balance at December 31, 2017	113,882,045
Common units vested and issued under the LTIP	7,232
Unit exchange related to tax conversion	(73,150,000)
Recapitalization related to tax conversion	731,500
Balance at June 30, 2018	41,470,777

The following table summarizes changes in the number of the Partnership’s class B units:

Class B Units
Balance at December 31, 2017	—
Unit exchange related to tax conversion	73,150,000
Recapitalization related to tax conversion	(731,500)
Balance at June 30, 2018	72,418,500

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

Viper Energy Partners LP
Notes to Financial Statements - (Continued)
(unaudited)

The following table presents information regarding cash distributions approved by the board of directors of the General Partner for the periods presented:

	Amount per Common Unit	Declaration Date	Unitholder Record Date	Payment Date
Q4 2017	$0.46	January 31, 2018	February 19, 2018	February 26, 2018
Q1 2018	$0.48	April 5, 2018	April 20, 2018	April 27, 2018

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

10.    EARNINGS PER UNIT

The net income per common unit on the consolidated statements of operations is based on the net income of the Partnership for the three and six months ended June 30, 2018 and 2017, since this is the amount of net income that is attributable to the Partnership’s common units.

The Partnership’s net income is allocated wholly to the common units. Payments made to the Partnership’s unitholders are determined in relation to the cash distribution policy described in Note 9—Unitholders’ Equity and Partnership Distributions.

Basic net income per common unit is calculated by dividing net income by the weighted-average number of common units outstanding during the period. Diluted net income per common unit gives effect, when applicable, to unvested common units granted under the LTIP.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands, except per unit amounts)
Net income attributable to the period	$99,404	$22,149	$142,300	$42,801
Weighted average common units outstanding:
Basic weighted average common units outstanding	73,336	97,677	93,506	96,377
Effect of dilutive securities:
Potential common units issuable	91	—	106	5
Diluted weighted average common units outstanding	73,427	97,677	93,612	96,382
Net income per common unit, basic	$1.36	$0.23	$1.52	$0.44
Net income per common unit, diluted	$1.35	$0.23	$1.52	$0.44

For the three months ended June 30, 2018 and 2017, there were 560 common units and 22,171 common units, respectively, and for six months ended June 30, 2018 and 2017, there were 1,234 common units and 47,975 common units, respectively, that were not included in the computation of diluted earnings per common unit because their inclusion would have been anti-dilutive for the periods presented but could potentially dilute basic earnings per common unit in future periods.

11.    INCOME TAXES

As discussed further in Note 1, on March 29, 2018, the Partnership announced that the Board of Directors of its General Partner had unanimously approved a change of the Partnership’s federal income tax status from that of a pass-through partnership to that of a taxable entity, which change became effective on May 10, 2018. Subsequent to the Partnership’s change in tax status, the Partnership’s provision for income taxes for the period ended June 30, 2018 is based on the estimated annual effective tax rate plus discrete items.

Viper Energy Partners LP
Notes to Financial Statements - (Continued)
(unaudited)

The Partnership’s effective income tax rate was (72.25)% for the six months ended June 30, 2018. Total income tax benefit for the six months ended June 30, 2018 differed from amounts computed by applying the United States federal statutory tax rate to pre-tax income for the period primarily due to (i) the impact of deferred taxes recognized as a result of the Partnership’s change in tax status, (ii) net income attributable to the non-controlling interest, and (iii) net income attributable to the period prior to the Partnership’s change in federal income tax status. For the six months ended June 30, 2018, the Partnership recorded a discrete income tax benefit of approximately $72.7 million related to deferred taxes on the Partnership’s investment in the Operating Company arising from the change in the Partnership’s tax status.

Prior to May 10, 2018, the effective date of the Partnership’s change in income tax status, the Partnership was organized as a pass-through entity for income tax purposes. As a result, the Partnership’s partners were responsible for federal income taxes on their share of the Partnership’s taxable income.

12.    COMMITMENTS AND CONTINGENCIES

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

13.    SUBSEQUENT EVENTS

Cash Distribution

On July 27, 2018, the board of directors of the General Partner approved a cash distribution for the second quarter of 2018 of $0.60 per common unit, payable on August 20, 2018, to unitholders of record at the close of business on August 13, 2018.

Recent and Pending Acquisitions

Since the end of the second quarter of 2018, the Partnership acquired from unrelated third-party sellers additional mineral interests underlying 24,405 gross (375 net royalty) acres in the Permian Basin for an aggregate of approximately $42.8 million, subject to post-closing adjustments. As a result, as of July 23, 2018, the Partnership’s assets included mineral interests underlying 460,776 gross (11,826 net royalty) acres primarily in the Permian Basin and the Eagle Ford Shale. These acquisitions were primarily funded with cash on hand and borrowings under the revolving credit facility.

Since the end of the second quarter of 2018, the Partnership has also entered into definitive agreements with unrelated third-party sellers to acquire mineral interests underlying 1,236 gross (182 net royalty) acres in the Permian Basin for an aggregate of approximately $18.1 million, subject to post-closing adjustments. In addition, the Partnership entered into a definitive agreement with Diamondback to acquire mineral interests underlying 34,349 gross (1,696 net royalty) acres in the Permian Basin for approximately $175.0 million, subject to post-closing adjustments. The Partnership refers to these pending acquisitions collectively as the Pending Acquisitions. After giving pro forma effect to the Pending Acquisitions, as of July 23, 2018, the Partnership’s assets would have included mineral interests underlying 496,361 gross (13,705 net royalty) acres.

Amended and Restated Senior Secured Revolving Credit Agreement

On July 20, 2018, the Operating Company, as borrower, and the Partnership, as guarantor, amended and restated the revolving credit agreement to incorporate the terms of an assignment and assumption dated May 8, 2018 by and between the Partnership and the Operating Company, whereby the Partnership assigned its liabilities and rights as borrower under the credit agreement to the Operating Company, with the Operating Company becoming the borrower and assuming all liabilities of the borrower thereunder and the Partnership becoming a guarantor under the credit agreement. All other material terms of the credit agreement remained unchanged and are in effect as of the date of the Amended and Restated Senior Secured Revolving Credit Agreement.

July 2018 Equity Offering

In July 2018, the Partnership completed an underwritten public offering of 10,080,000 common units, which included 1,080,000 common units issued pursuant to an option to purchase additional common units granted to the underwriters. The Partnership received net proceeds from this offering of approximately $305.3 million, after deducting underwriting discounts and commissions and estimated offering expenses. The Partnership used the net proceeds to purchase units of the Operating Company. The Operating Company in turn used the net proceeds to repay a portion of the $361.5 million then outstanding borrowings under the revolving credit facility.

Lease Bonus Payments

Subsequent to June 30, 2018, Diamondback paid the Partnership $2.0 million related to two new leases, reflecting an average bonus of $10,000 per acre.

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

Overview

We are a publicly traded Delaware limited partnership formed by Diamondback on February 27, 2014 to, among other things, own, acquire and exploit oil and natural gas properties in North America. The Partnership is currently focused on oil and natural gas properties in the Permian Basin and the Eagle Ford Shale. As of June 30, 2018, our general partner had a 100% general partner interest in us, and Diamondback owned 731,500 common units and all of our 72,418,500 outstanding Class B units, representing approximately 64% of our total units outstanding. Diamondback also owns and controls our general partner.

We operate in one reportable segment engaged in the acquisition of oil and natural gas properties. Our assets consist primarily of producing oil and natural gas interests principally located in the Permian Basin of West Texas.

Sources of Our Income

Our income is primarily derived from royalty payments we receive from our operators based on the sale of oil and natural gas production, as well as the sale of natural gas liquids that are extracted from natural gas during processing. Royalty payments may vary significantly from period to period as a result of commodity prices, production mix and volumes of production sold by our operators.

The following table presents the breakdown of our operating income for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Royalty income
Oil sales	87%	87%	88%	86%
Natural gas sales	4%	5%	4%	5%
Natural gas liquid sales	8%	6%	6%	6%
Lease bonus income	1%	2%	2%	3%
	100%	100%	100%	100%

As a result, our income is more sensitive to fluctuations in oil prices than is it to fluctuations in natural gas liquids or natural gas prices. Our income may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices. Oil, natural gas liquids and natural gas prices have historically been volatile.

During 2017, West Texas Intermediate posted prices ranged from $42.48 to $60.46 per Bbl and the Henry Hub spot market price of natural gas ranged from $2.44 to $3.71 per MMBtu. During the first six months of 2018, West Texas Intermediate posted prices ranged from $59.20 to $77.41 per Bbl and the Henry Hub spot market price of natural gas ranged from $2.49 to $6.24 per MMBtu. On June 29, 2018, the West Texas Intermediate posted price for crude oil was $74.13 per Bbl and the Henry Hub spot market price of natural gas was $2.96 per MMBtu. Lower prices may not only decrease our income, but also potentially the amount of oil and natural gas that our operators can produce economically. Lower oil and natural gas prices may also result in a reduction in the borrowing base under the credit agreement, which may be redetermined at the discretion of our lenders.

Recent and Pending Acquisitions

During the six months ended June 30, 2018, we acquired 1,891 net royalty acres for an aggregate purchase price of $260.8 million, subject to post-closing adjustments, bringing our total mineral interests to 11,451 net royalty acres as of June 30, 2018.

Since the end of the second quarter of 2018, we acquired from unrelated third-party sellers additional mineral interests underlying 24,405 gross (375 net royalty) acres in the Permian Basin for an aggregate of approximately $42.8 million, subject to post-closing adjustments. As a result, as of July 23, 2018, our assets included mineral interests underlying 460,776 gross (11,826 net royalty) acres primarily in the Permian Basin and the Eagle Ford Shale. These acquisitions were primarily funded with cash on hand and borrowings under the revolving credit facility.

Since the end of the second quarter of 2018, we have also entered into definitive agreements with unrelated third-party sellers to acquire mineral interests underlying 1,236 gross (182 net royalty) acres in the Permian Basin for an aggregate of approximately $18.1 million, subject to post-closing adjustments. In addition, we entered into a definitive agreement with Diamondback to acquire mineral interests underlying 34,349 gross (1,696 net royalty) acres in the Permian Basin, approximately 80% of which is operated by Diamondback, for approximately $175.0 million, subject to post-closing adjustments, or the Drop-down transaction. We refer to these pending acquisitions, including the Drop-down transaction collectively as the Pending Acquisitions. After giving pro forma effect to the Pending Acquisitions, as of July 23, 2018, our assets would have included mineral interests underlying 496,361 gross (13,705 net royalty) acres. We anticipate that the Pending Acquisitions will close during the third quarter of 2018.

Production and Operational Update

Our average daily production during the second quarter of 2018 was 16,323 BOE/d (71% oil), and our operators received an average of $62.66 per Bbl of oil, $26.68 per Bbl of natural gas liquids and $2.07 per Mcf of natural gas, for an average realized price of $50.10 per BOE.

During the second quarter of 2018, the operators of our Spanish Trail mineral interests brought online eight gross horizontal wells with an average royalty interest of 23.7%, consisting of three Lower Spraberry, four Wolfcamp A and one Middle Spraberry wells. As of June 30, 2018, there were 17 horizontal wells with an average royalty interest of 20.3% in various stages of drilling or completion on this acreage. Additionally, there is active development activity on our mineral acreage outside of Spanish Trail in Loving, Reeves, Midland, Pecos, Ward, Martin, Howard and Glasscock counties. As of June 30, 2018, we had 966 vertical wells and 1,958 horizontal wells producing on our acreage. As of August 7, 2018, there were 32 active rigs and 367 active horizontal drilling permits on our acreage. We intend to continue to be active in acquiring mineral interests with near term visibility and accretive cash flow growth.

We declared a cash dividend for the second quarter of 2018 of $0.60 per common unit, payable on August 20, 2018, to unitholders of record at the close of business on August 13, 2018.

Recapitalization, Tax Status Election and Related Transactions
In March 2018, we announced that the Board of Directors of our General Partner unanimously approved a change of our federal income tax status from that of a pass-through partnership to that of a taxable entity via a “check the box” election. In connection with making this election, on May 9, 2018 we (i) amended and restated our First Amended and Restated Partnership Agreement, (ii) amended and restated the First Amended and Restated Limited Liability Company Agreement of Viper Energy Partners LLC, or Operating Company, (iii) amended and restated our existing registration rights agreement with Diamondback and (iv) entered into an exchange agreement with Diamondback, our General Partner and the Operating Company. Simultaneously with the effectiveness of these agreements, Diamondback delivered and assigned to us the 73,150,000 common units Diamondback owned in exchange for (i) 73,150,000 of our newly-issued Class B units and (ii) 73,150,000 newly-issued units of the Operating Company pursuant to the terms of a Recapitalization Agreement dated March 28, 2018, as amended as of May 9, 2018, or Recapitalization Agreement. Immediately following that exchange, we continued to be the managing member of the Operating Company, with sole control of its operations, and owned approximately 36% of the outstanding units issued by the Operating Company, and Diamondback owned the remaining approximately 64% of the outstanding units issued by the Operating Company. The Operating Company units and our Class B units owned by Diamondback are exchangeable from time to time for the Partnership’s common units (that is, one Operating Company unit and one Partnership Class B unit, together, will be exchangeable for one Partnership common unit).

On May 10, 2018, the change in our income tax status became effective. On that date, pursuant to the terms of the Recapitalization Agreement, (i) the General Partner made a cash capital contribution of $1.0 million to us in respect of its general partner interest and (ii) Diamondback made a cash capital contribution of $1.0 million to us in respect of the Class B units. Diamondback, as the holder of the Class B units, and the General Partner, as the holder of the general partner interest, are entitled to receive an 8% annual distribution on the outstanding amount of these capital contributions, payable quarterly, as a return on this invested capital. On May 10, 2018, Diamondback also exchanged 731,500 Class B units and 731,500 units in the Operating Company for 731,500 of our common units and a cash amount of $10,000 representing a proportionate return of the $1.0 million invested capital in respect of our Class B units. The General Partner continues to serve as our general partner and Diamondback continues to control us. After the effectiveness of the tax status election and the completion of related transactions, our minerals business continues to be conducted through the Operating Company, which continues to be taxed as a partnership for federal and state income tax purposes. This structure is anticipated to provide significant benefits to our business, including operational effectiveness, acquisition and disposition transactional planning flexibility and income tax efficiency. For additional information regarding the tax status election and related transactions, please refer to our Definitive Information Statement on Schedule 14C filed with the SEC on April 17, 2018 and our Current Report on Form 8-K filed with the SEC on May 15, 2018.

Principal Components of Our Cost Structure

Production and Ad Valorem Taxes

Production taxes are paid on produced oil and natural gas based on a percentage of revenues from products sold at fixed rates established by federal, state or local taxing authorities. Where available, we benefit from tax credits and exemptions in our various taxing jurisdictions. We are also subject to ad valorem taxes in the counties where our production is located. Ad valorem taxes are generally based on the valuation of our oil and natural gas interests.

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

Income Tax Expense

Prior to our change in federal income tax status, we were organized as a pass-through entity for income tax purposes. As a result, our partners were responsible for federal income taxes on their share of our taxable income.

We are subject to the Texas margin tax. For the six months ended June 30, 2018 and 2017, the Partnership accrued $0.2 million and $0, respectively, for Texas margin tax payable pursuant to our tax sharing agreement with Diamondback.

Results of Operations

The following table summarizes our revenue and expenses and production data for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Operating Results:
Operating income:
Royalty income	$74,420	$35,933	$136,813	$67,983
Lease bonus income	928	689	928	2,291
Other operating income	58	—	108	—
Total operating income	75,406	36,622	137,849	70,274
Costs and expenses:
Production and ad valorem taxes	4,867	2,773	9,106	4,843
Gathering and transportation	143	144	408	287
Depletion	13,260	9,672	24,785	17,519
General and administrative expenses	2,210	1,554	4,921	3,696
Total costs and expenses	20,480	14,143	39,220	26,345
Income from operations	54,926	22,479	98,629	43,929
Other income (expense):
Interest expense, net	(3,252)	(643)	(5,350)	(1,255)
Gain on revaluation of investment	4,465	—	5,364	—
Other income, net	447	313	839	127
Total other income (expense), net	1,660	(330)	853	(1,128)
Income before income taxes	56,586	22,149	99,482	42,801
Benefit from income taxes	(71,878)	—	(71,878)	—
Net income	128,464	22,149	171,360	42,801
Net income attributable to non-controlling interest	29,060	—	29,060	—
Net income attributable to Viper Energy Partners LP	$99,404	$22,149	$142,300	$42,801

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Production Data:
Oil (MBbls)	1,052	699	1,958	1,283
Natural gas (MMcf)	1,280	735	2,442	1,224
Natural gas liquids (MBbls)	221	133	391	234
Combined volumes (MBOE)	1,485	955	2,756	1,721
Daily combined volumes (BOE/d)	16,323	10,491	15,228	9,510
% Oil	71%	73%	71%	75%

Average sales prices:
Oil (per Bbl)	$62.66	$45.43	$62.09	$47.24
Natural gas (per Mcf)	2.07	2.66	2.14	2.70
Natural gas liquids (per Bbl)	26.68	16.63	25.59	17.37
Combined (per BOE)	50.10	37.64	49.64	39.49

Average Costs ($/BOE):
Production and ad valorem taxes	$3.28	$2.90	$3.30	$2.81
Gathering and transportation expense	0.10	0.15	0.15	0.17
General and administrative - cash component	1.18	0.88	1.15	1.25
Total operating expense - cash	$4.56	$3.93	$4.60	$4.23

General and administrative - non-cash component	$0.31	$0.75	$0.64	$0.90
Interest expense, net	2.19	0.67	1.94	0.73
Depletion	8.93	10.13	8.99	10.18

Comparison of the Three Months Ended June 30, 2018 and 2017

Royalty Income

Our royalty income for the three months ended June 30, 2018 and 2017 was $74.4 million and $35.9 million, respectively. Our royalty income is a function of oil, natural gas liquids and natural gas production volumes sold and average prices received for those volumes.

In addition to the increase in average prices received during the three months ended June 30, 2018, we also benefited from a 55.6% increase in combined volumes sold by our operators as compared to the three months ended June 30, 2017.

	Change in prices	Production volumes(1)	Total net dollar effect of change
			(in thousands)
Effect of changes in price:
Oil	$17.23	1,052	$18,118
Natural gas	(0.59)	1,280	(755)
Natural gas liquids	10.05	221	2,216
Total income due to change in price			$19,579

	Change in production volumes(1)	Prior period average prices	Total net dollar effect of change
			(in thousands)
Effect of changes in production volumes:
Oil	352	$45.43	$16,000
Natural gas	545	2.66	1,449
Natural gas liquids	88	16.63	1,459
Total income due to change in production volumes			18,908
Total change in income			$38,487

(1)	Production volumes are presented in MBbls for oil and natural gas liquids and MMcf for natural gas.

Lease Bonus Income

Lease bonus income increased by $0.2 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. During the three months ended June 30, 2018, we received $0.9 million in lease bonus payments to extend the term of two leases, reflecting an average bonus of $6,111 per acre. During the three months ended June 30, 2017, we received $0.7 million in lease bonus payments to extend the term of three leases, reflecting an average bonus of $6,386 per acre.

Other Operating Income

Other operating income was less than $0.1 million for the three months ended June 30, 2018 primarily related to surface damage payments. We did not receive any other operating income for the three months ended June 30, 2017.

General and Administrative Expenses

The general and administrative expenses primarily reflect costs associated with us being a publicly traded limited partnership, unit-based compensation and the amounts reimbursed to our general partner under our partnership agreement. For the three months ended June 30, 2018 and 2017, we incurred general and administrative expenses of $2.2 million and $1.6 million, respectively. The increase of $0.7 million during the three months ended June 30, 2018 was primarily due to expenses related to the change in tax status.

Net Interest Expense

The net interest expense for the three months ended June 30, 2018 and 2017 reflects the interest incurred under our credit agreement. Net interest expense for the three months ended June 30, 2018 and 2017 was $3.3 million and $0.6 million, respectively. The increase of approximately $2.6 million was due to a higher interest rate and increased borrowings during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.

Benefit From Income Taxes

We recorded an income tax benefit of $71.9 million for the three months ended June 30, 2018 due to the change in our income tax status. Prior to the second quarter of 2018, we had no provision for or benefit from income taxes. Total income tax benefit for the three months ended June 30, 2018 differed from amounts computed by applying the federal statutory tax rate to pre-tax income for the period primarily due to deferred taxes recognized as a result of our change in federal income tax status.

Comparison of the Six Months Ended June 30, 2018 and 2017

Royalty Income

Our royalty income for the six months ended June 30, 2018 and 2017 was $136.8 million and $68.0 million, respectively. Our royalty income is a function of oil, natural gas liquids and natural gas production volumes sold and average prices received for those volumes.

In addition to the increase in average prices received during the six months ended June 30, 2018, we also benefited from a 60.1% increase in combined volumes sold by our operators as compared to the six months ended June 30, 2017.

	Change in prices	Production volumes(1)	Total net dollar effect of change
			(in thousands)
Effect of changes in price:
Oil	$14.85	1,958	$29,081
Natural gas	(0.56)	2,442	(1,368)
Natural gas liquids	8.22	391	3,216
Total income due to change in price			$30,929

	Change in production volumes(1)	Prior period average prices	Total net dollar effect of change
			(in thousands)
Effect of changes in production volumes:
Oil	675	$47.24	$31,882
Natural gas	1,218	2.70	3,289
Natural gas liquids	157	17.37	2,730
Total income due to change in production volumes			37,901
Total change in income			$68,830

(1)	Production volumes are presented in MBbls for oil and natural gas liquids and MMcf for natural gas.

Lease Bonus Income

Lease bonus income decreased by $1.4 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. During the six months ended June 30, 2018, we received $0.9 million in lease bonus payments to extend the term of two leases, reflecting an average bonus of $6,111 per acre. During the six months ended June 30, 2017, we received $2.3 million in lease bonus payments to extend the term of five leases, reflecting an average bonus of $3,047 per acre.

Other Operating Income

Other operating income was $0.1 million for the six months ended June 30, 2018 primarily related to surface damage payments. We did not receive any other operating income for the six months ended June 30, 2017.

General and Administrative Expenses

The general and administrative expenses primarily reflect costs associated with us being a publicly traded limited partnership, unit-based compensation and the amounts reimbursed to our general partner under our partnership agreement. For the six months ended June 30, 2018 and 2017, we incurred general and administrative expenses of $4.9 million and $3.7 million, respectively. The increase of $1.2 million during the six months ended June 30, 2018 was primarily due to expenses related to the change in tax status.

Net Interest Expense

The net interest expense for the six months ended June 30, 2018 and 2017 reflects the interest incurred under our credit agreement. Net interest expense for the six months ended June 30, 2018 and 2017 was $5.4 million and $1.3 million, respectively. The increase of $4.1 million was due to a higher interest rate and increased borrowings during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.

Benefit From Income Taxes

We recorded an income tax benefit of $71.9 million for the six months ended June 30, 2018 due to the change in our income tax status. Prior to the second quarter of 2018, we had no provision for or benefit from income taxes. Total income tax benefit for the six months ended June 30, 2018 differed from amounts computed by applying the federal statutory tax rate to pre-tax income for the period primarily due to deferred taxes recognized as a result of our change in federal income tax status.

Adjusted EBITDA

Adjusted EBITDA is a supplemental non-GAAP financial measure used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. We believe Adjusted EBITDA is useful because it allows us to more effectively evaluate our operating performance and compare the results of our operations period to period without regard to our financing methods or capital structure. In addition, management uses Adjusted EBITDA to evaluate cash flow available to pay distributions to our common unitholders.

We define Adjusted EBITDA as net income plus interest expense, net, non-cash unit-based compensation expense, depletion expense, gain on revaluation of investment and benefit from income taxes. Adjusted EBITDA is not a measure of net income as determined by GAAP. We exclude the items listed above from net income in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as historic costs of depreciable assets, none of which are components of Adjusted EBITDA.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Net income	$128,464	$22,149	$171,360	$42,801
Interest expense, net	3,252	643	5,350	1,255
Non-cash unit-based compensation expense	452	718	1,740	1,537
Depletion	13,260	9,672	24,785	17,519
Gain on revaluation of investment	(4,465)	—	(5,364)	—
Benefit from income taxes	(71,878)	—	(71,878)	—
Consolidated Adjusted EBITDA	69,085	33,182	125,993	63,112
EBITDA attributable to noncontrolling interest	(43,642)	—	(43,642)	—
Adjusted EBITDA attributable to Viper Energy Partners LP	$25,443	$33,182	$82,351	$63,112

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

Our partnership agreement does not require us to distribute any of the cash we generate from operations. However, the board of directors of our general partner has adopted a policy pursuant to which the Operating Company will distribute all of the available cash it generates each quarter to its unitholders (including us), and we, in turn, will distribute all of the available cash we receive from the Operating Company to our common unitholders.

Cash distributions are made to the common unitholders of record on the applicable record date, generally within 60 days after the end of each quarter. Available cash for us and the Operating Company for each quarter is determined by the board of directors of our general partner following the end of such quarter. Available cash for the Operating Company for each quarter will generally equal its Adjusted EBITDA reduced for cash needed for debt service and other contractual obligations and fixed charges and reserves for future operating or capital needs that the board of directors of our general partner deems necessary or appropriate, if any, and our available cash will generally equal our Adjusted EBITDA (which will be our proportionate share of the available cash distributed to us by the Operating Company), less, as a result of the Tax Election, cash needed for the payment of income taxes payable by us, if any.

On July 27, 2018, the board of directors of the General Partner approved a cash distribution for the second quarter of 2018 of $0.60 per common unit, payable on August 20, 2018, to unitholders of record at the close of business on August 13, 2018.

July 2018 Equity Offering

In July 2018, we completed an underwritten public offering of 10,080,000 common units, which included 1,080,000 common units issued pursuant to an option to purchase additional common units granted to the underwriters. We received net proceeds from this offering of approximately $305.3 million, after deducting underwriting discounts and commissions and estimated offering expenses. We used the net proceeds to purchase units of the Operating Company. The Operating Company in turn used the net proceeds to repay a portion of the $361.5 million then outstanding borrowings under the revolving credit facility.

Our Credit Agreement

On July 8, 2014, we entered into a secured revolving credit agreement, or revolving credit facility, with Wells Fargo, as administrative agent, certain other lenders, and the Operating Company as guarantor. On May 8, 2018, the Operating Company assumed all liabilities as borrower under the credit agreement and we became a guarantor of the credit agreement. On July 20, 2018, we, the Operating Company, Wells Fargo and the other lenders amended and restated the credit agreement to reflect the assumption by the Operating Company. The credit agreement, as amended and restated, provides for a revolving credit facility in the maximum credit amount of $2.0 billion and a borrowing base based on our oil and natural gas reserves and other factors (the “borrowing base”) of $475.0 million, subject to scheduled semi-annual and other borrowing base redeterminations. The borrowing base is scheduled to be re-determined semi-annually with effective dates of May 1st and November 1st. In addition, the Operating Company and Wells Fargo each may request up to three interim redeterminations of the borrowing base during any 12-month period. As of June 30, 2018, the borrowing base was set at $475.0 million, and we had $350.0 million of outstanding borrowings and $125.0 million available for future borrowings under our revolving credit facility. As discussed above, on August 3, 2018, the Operating Company repaid a portion of the $361.5 million then outstanding borrowings under the revolving credit facility with the net proceeds from our July 2018 equity offering.
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

The credit agreement contains various affirmative, negative and financial maintenance covenants. These covenants, among other things, limit additional indebtedness, additional liens, sales of assets, mergers and consolidations, dividends and distributions, transactions with affiliates and entering into certain swap agreements, and require the maintenance of the financial ratios described below:

Financial Covenant	Required Ratio
Ratio of total net debt to EBITDAX, as defined in the credit agreement	Not greater than 4.0 to 1.0
Ratio of current assets to liabilities, as defined in the credit agreement	Not less than 1.0 to 1.0

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

As of June 30, 2018, the Operating Company was in compliance with the financial covenants under its credit agreement. The lenders may accelerate all of the indebtedness under the Operating Company’s revolving credit facility upon the occurrence and during the continuance of any event of default. The credit agreement contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross-default, bankruptcy and change of control. With certain specified exceptions, the terms and provisions of our credit agreement generally may be amended with the consent of the lenders holding a majority of the outstanding loans or commitments to lend.

Cash Flows

The following table presents our cash flows for the period indicated.

	Six Months Ended June 30,
	2018	2017

	(in thousands)
Cash Flow Data:
Net cash flows provided by operating activities	$112,212	$61,447
Net cash flows used in investing activities	(252,490)	(122,679)
Net cash flows provided by financing activities	148,967	53,633
Net increase (decrease) in cash	$8,689	$(7,599)

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

Investing Activities

Net cash used in investing activities was $252.5 million and $122.7 million during the six months ended June 30, 2018 and 2017, respectively, and related to acquisitions of oil and natural gas interests.

Financing Activities

Net cash provided by financing activities was $149.0 million during the six months ended June 30, 2018, primarily related to proceeds from borrowings under our credit facility of $256.5 million, partially offset by distributions of $107.1 million to our unitholders during the period. Net cash provided by financing activities was $53.6 million during the six months ended June 30, 2017, primarily related to net proceeds of $147.5 million from our public offering of common units, substantially offset by the repayment of $143.0 million of borrowings under our revolving credit agreement and distributions of $54.7 million to our unitholders during that period.

Contractual Obligations

Except as described in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018 and our Current Report on Form 8-K filed with the SEC on June 15, 2018, there were no material changes in our contractual obligations and other commitments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Credit Risk

We are subject to risk resulting from the concentration of royalty income in producing oil and natural gas interests and receivables with several significant purchasers. For the six months ended June 30, 2018, two purchasers each accounted for more than 10% of our royalty income: Shell Trading (US) Company (46%) and RSP Permian LLC (20%). For the six months ended June 30, 2017, two purchasers each accounted for more than 10% of our royalty income: Shell Trading (US) Company (50%) and RSP Permian LLC (24%). We do not require collateral and do not believe the loss of any single purchaser would materially impact our operating results, as crude oil and natural gas are fungible products with well-established markets and numerous purchasers.

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on our indebtedness under our credit agreement. The terms of our credit agreement provide for interest on borrowings at a floating rate equal to an alternative base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.50% and 3-month LIBOR plus 1.0%) or LIBOR, in each case plus the applicable margin. The applicable margin ranges from 0.75% to 1.75% in the case of the alternative base rate and from 1.75% to 2.75% in the case of LIBOR, in each case depending on the amount of the loan outstanding in relation to the borrowing base. We entered into this credit agreement on July 8, 2014, as subsequently amended, and as of June 30, 2018, we had $350.0 million in outstanding borrowings. Our weighted average interest rate on borrowings under our revolving credit facility was 4.34%. An increase or decrease of 1% in the interest rate would have a corresponding decrease or increase in our interest expense of approximately $3.5 million based on the $350.0 million outstanding in the aggregate under our credit agreement.

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

As of June 30, 2018, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer of our general partner have concluded that as of June 30, 2018, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

In addition to the information set forth in this report, you should carefully consider the risk factors included in our most recent Annual Report on Form 10-K (except as described therein under “Risk Related to Recently Enacted U.S. Tax Legislation and Tax Risks to Common Unitholders”), Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we file with the SEC, which are incorporated by reference herein. We also incorporate by reference herein our updated risk factors under “Risks Inherent in an Investment in Us” included in our Registration Statement on Form S-3ASR (File No. 333-226411) filed with the SEC on July 30, 2018. Due to the change in our federal income tax status, the risks described under “Risks Related to Recently Enacted U.S. Tax Legislation and Tax Risks to Common Unitholders” in our Annual Report on Form 10-K are no longer applicable to us or an investment in our common units.

ITEM 6.     EXHIBITS

Exhibit Number	Description
3.1
Certificate of Limited Partnership of Viper Energy Partners LP (incorporated by reference to Exhibit 3.1 of the Partnership’s Registration Statement on Form S-1 (File No. 333-195769) filed on May 7, 2014).

3.2
Second Amended and Restated Agreement of Limited Partnership of Viper Energy Partners LP, dated as of May 9, 2018 (incorporated by reference to 3.1 of the Partnership’s Current Report on Form 8-K (File 001-36505) filed on May 15, 2018).

3.3
First Amendment to Second Amended and Restated Agreement of Limited Partnership of Viper Energy Partners LP, dated as of May 10, 2018. (incorporated by reference to Exhibit 3.2 of the Partnership’s Current Report on Form 8-K (File 001-36505) filed on May 15, 2018).

3.4
Second Amended and Restated Limited Liability Company Agreement of Viper Energy Partners LLC, dated as of May 9, 2018. (incorporated by reference to Exhibit 3.3 of the Partnership’s Current Report on Form 8-K (File 001-36505) filed on May 15, 2018).

4.1
Amended and Restated Registration Rights Agreement, dated as of May 9, 2018, by and between Viper Energy Partners LP and Diamondback Energy, Inc. (incorporated by reference to Exhibit 4.1 of the Partnership’s Current Report on Form 8-K (File 001-36505) filed on May 15, 2018).

10.1
Recapitalization Agreement, dated as of March 28, 2018, by and among Diamondback Energy, Inc., Viper Energy Partners LLC, Viper Energy Partners GP LLC and Viper Energy Partners LP (incorporated by reference to Annex C to the Partnership’s Definitive Information Statement on Schedule 14C (File No. 001-36505) filed on April 17, 2018).

10.2
First Amendment to Recapitalization Agreement dated as of May 9, 2018, by and among Diamondback Energy, Inc., Viper Energy Partners LLC, Viper Energy Partners GP LLC and Viper Energy Partners LP. (incorporated by reference to Exhibit 10.4 of the Partnership’s Current Report on Form 8-K (File 001-36505) filed on May 15, 2018).

10.3
Exchange Agreement, dated as of May 9, 2018, by and among Diamondback Energy, Inc., Viper Energy Partners LLC, Viper Energy Partners GP LLC and Viper Energy Partners LP. (incorporated by reference to Exhibit 10.1 of the Partnership’s Current Report on Form 8-K (File 001-36505) filed on May 15, 2018).

10.4
First Amendment to Exchange Agreement, dated as of May 10, 2018, by and among Diamondback Energy, Inc., Viper Energy Partners LLC, Viper Energy Partners GP LLC and Viper Energy Partners LP. (incorporated by reference to Exhibit 10.2 of the Partnership’s Current Report on Form 8-K (File 001-36505) filed on May 15, 2018).

10.5
Amended and Restated Credit Agreement, dated as of July 20, 2018, by and among, Viper Energy Partners LLC, as borrower, Viper Energy Partners LP, as guarantor, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Partnership’s Current Report on Form 8-K (File 001-36505) filed on July 26, 2018).

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

VIPER ENERGY PARTNERS LP

		By:	VIPER ENERGY PARTNERS GP LLC
its General Partner

Date:	August 9, 2018	By:	/s/ Travis D. Stice
Travis D. Stice
Chief Executive Officer

Date:	August 9, 2018	By:	/s/ Teresa L. Dick
Teresa L. Dick
Chief Financial Officer