Form 10-Q
period 2018-09-30
Viper Energy Partners LP
filed 2018-10-30
CIK 1602065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2018
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One):

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

As of October 26, 2018, the registrant had outstanding 51,653,956 common units representing limited partner interests and 72,418,500 Class B units representing limited partner units.

VIPER ENERGY PARTNERS LP
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2018

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

Viper Energy Partners LP
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2018	2017

	(In thousands, except unit amounts)
Assets
Current assets:
Cash and cash equivalents	$16,829	$24,197
Royalty income receivable	38,018	25,754
Royalty income receivable—related party	7,758	5,142
Other current assets	146	355
Total current assets	62,751	55,448
Property:
Oil and natural gas interests, full cost method of accounting ($832,414 and $514,724 excluded from depletion at September 30, 2018 and December 31, 2017, respectively)	1,612,425	1,103,897
Land	5,688	—
Accumulated depletion and impairment	(230,784)	(189,466)
Property, net	1,387,329	914,431
Funds held in escrow	—	6,304
Other assets	23,346	36,854
Deferred tax asset	95,551	—
Total assets	$1,568,977	$1,013,037
Liabilities and Unitholders’ Equity
Current liabilities:
Accounts payable	$4	$2,960
Other accrued liabilities	4,706	2,669
Total current liabilities	4,710	5,629
Long-term debt	296,500	93,500
Total liabilities	301,210	99,129
Commitments and contingencies (Note 12)
Unitholders’ equity:
General partner	1,000	—
Common units (51,653,956 units issued and outstanding as of September 30, 2018 and 113,882,045 units issued and outstanding as of December 31, 2017 )	570,227	913,908
Class B units (72,418,500 units issued and outstanding as of September 30, 2018 and 0 units issued and outstanding as of December 31, 2017)	990	—
Total unitholders’ equity	572,217	913,908
Non-controlling interest	695,550	—
Total liabilities and unitholders’ equity	$1,568,977	$1,013,037

See accompanying notes to consolidated financial statements.

Viper Energy Partners LP
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands, except per unit amounts)
Operating income:
Royalty income	$74,386	$42,211	$211,199	$110,194
Lease bonus income	4,205	322	5,133	2,613
Other operating income	12	—	120	—
Total operating income	78,603	42,533	216,452	112,807
Costs and expenses:
Production and ad valorem taxes	5,027	2,825	14,133	7,668
Gathering and transportation	889	205	1,297	492
Depletion	16,532	11,068	41,317	28,587
General and administrative expenses	1,309	1,368	6,230	5,064
Total costs and expenses	23,757	15,466	62,977	41,811
Income from operations	54,846	27,067	153,475	70,996
Other income (expense):
Interest expense, net	(3,711)	(859)	(9,061)	(2,114)
Gain (loss) on revaluation of investment	(199)	—	5,165	—
Other income, net	640	399	1,479	526
Total other income (expense), net	(3,270)	(460)	(2,417)	(1,588)
Income before income taxes	51,576	26,607	151,058	69,408
Provision for (benefit from) income taxes	764	—	(71,114)	—
Net income	50,812	26,607	222,172	69,408
Net income attributable to non-controlling interest	48,466	—	77,526	—
Net income attributable to Viper Energy Partners LP	$2,346	$26,607	$144,646	$69,408

Net income attributable to common limited partners per unit:
Basic	$0.05	$0.24	$1.85	$0.69
Diluted	$0.05	$0.24	$1.85	$0.69
Weighted average number of common limited partner units outstanding:
Basic	48,234	110,377	78,250	101,095
Diluted	48,304	110,424	78,319	101,143

See accompanying notes to consolidated financial statements.

Viper Energy Partners LP
Consolidated Statements of Unitholders' Equity
(Unaudited)

	Limited Partners				General Partner	Non-Controlling Interest
	Common		Class B		Amount	Amount
	Units	Amount	Units	Amount			Total
		(In thousands)
Balance at December 31, 2016	87,800	$547,898	—	$—	$—	$—	$547,898
Net proceeds from the issuance of common units - public	25,175	369,896		—	—	—	369,896
Net proceeds from the issuance of common units - Diamondback	700	10,067		—	—	—	10,067
Common units issued for acquisition	175	3,050		—	—	—	3,050
Unit-based compensation	32	2,039		—	—	—	2,039
Distributions to public		(27,640)		—	—	—	(27,640)
Distributions to Diamondback		(64,858)		—	—	—	(64,858)
Net income		69,408		—	—	—	69,408
Balance at September 30, 2017	113,882	$909,860	—	$—	$—	$—	$909,860

Balance at December 31, 2017	113,882	$913,908	—	$—	$—	$—	$913,908
Impact of adoption of ASU 2016-01 (Note 2)		(18,651)		—	—	—	(18,651)
Unit exchange related to tax conversion	(73,150)	(545,441)	73,150	1,000	1,000	545,441	2,000
Recapitalization related to tax conversion	732	—	(732)	(10)	—	—	(10)
Net proceeds from the issuance of common units - public	10,080	303,137		—	—	—	303,137
Unit-based compensation	102	2,166		—	—	—	2,166
Unit options exercised	8	140		—	—	—	140
Distributions to public		(68,789)		—	—	—	(68,789)
Distributions to Diamondback		(69,211)		—	—	(43,451)	(112,662)
Distributions to General Partner		(11)		—	—	—	(11)
Change in ownership of consolidated subsidiaries, net		(91,667)		—	—	116,034	24,367
Net income		144,646		—	—	77,526	222,172
Balance at September 30, 2018	51,654	$570,227	72,419	$990	$1,000	$695,550	$1,267,767

See accompanying notes to consolidated financial statements.

Viper Energy Partners LP
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income	$222,172	$69,408
Adjustments to reconcile net income to net cash provided by operating activities:
Benefit from deferred income taxes	(71,184)	—
Depletion	41,317	28,587
Gain on revaluation of investment	(5,165)	—
Amortization of debt issuance costs	521	434
Non-cash unit-based compensation	2,166	2,039
Changes in operating assets and liabilities:
Restricted cash	—	500
Royalty income receivable	(12,264)	(7,156)
Royalty income receivable—related party	(2,616)	(176)
Accounts payable and other accrued liabilities	1,315	367
Income tax payable	69	—
Other current assets	83	54
Net cash provided by operating activities	176,414	94,057
Cash flows from investing activities:
Acquisition of oil and natural gas interests	(505,842)	(301,133)
Other	(4,687)	—
Proceeds from sale of assets	441	—
Proceeds from the sale of investments	124	—
Net cash used in investing activities	(509,964)	(301,133)
Cash flows from financing activities:
Proceeds from borrowings under credit facility	557,000	220,500
Repayment on credit facility	(354,000)	(305,500)
Debt issuance costs	(623)	(180)
Proceeds from public offerings	305,773	380,412
Public offering costs	(2,636)	(433)
Proceeds from exercise of unit options	140	—
Contributions by members	2,000	—
Distributions to partners	(181,472)	(92,498)
Net cash provided by financing activities	326,182	202,301
Net decrease in cash	(7,368)	(4,775)
Cash and cash equivalents at beginning of period	24,197	9,213
Cash and cash equivalents at end of period	$16,829	$4,438

Supplemental disclosure of cash flow information:
Interest paid	$8,147	$1,781

See accompanying notes to consolidated financial statements.

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements
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

Recapitalization, Tax Status Election and Related Transactions
In March 2018, the Board of Directors of Viper Energy Partners GP LLC (the “General Partner”) unanimously approved a change of the Partnership’s federal income tax status from that of a pass-through partnership to that of a taxable entity via a “check the box” election. In connection with making this election, on May 9, 2018 the Partnership (i) amended and restated its First Amended and Restated Partnership Agreement, (ii) amended and restated the First Amended and Restated Limited Liability Company Agreement of Viper Energy Partners LLC (the “Operating Company”), (iii) amended and restated its existing registration rights agreement with Diamondback and (iv) entered into an exchange agreement with Diamondback, the General Partner and the Operating Company. Simultaneously with the effectiveness of these agreements, Diamondback delivered and assigned to the Partnership the 73,150,000 common units Diamondback owned in exchange for (i) 73,150,000 of the Partnership’s newly-issued Class B units and (ii) 73,150,000 newly-issued units of the Operating Company pursuant to the terms of a Recapitalization Agreement dated March 28, 2018, as amended as of May 9, 2018 (the “Recapitalization Agreement”). Immediately following that exchange, the Partnership continued to be the managing member of the Operating Company, with sole control of its operations, and owned approximately 36% of the outstanding units issued by the Operating Company, and Diamondback owned the remaining approximately 64% of the outstanding units issued by the Operating Company. Upon completion of the Partnership’s July 2018 offering of units, it owned approximately 41% of the outstanding units issued by the Operating Company and Diamondback owned the remaining approximately 59%. The Operating Company units and the Partnership’s Class B units owned by Diamondback are exchangeable from time to time for the Partnership’s common units (that is, one Operating Company unit and one Partnership Class B unit, together, will be exchangeable for one Partnership common unit).

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

Investments

The Partnership has an equity interest in a limited partnership that is so minor that the Partnership has no influence over the limited partnership’s operating and financial policies. This interest was acquired during the year ended December 31, 2014 and is accounted for under the cost method. Effective January 1, 2018, the Partnership adopted Accounting Standards Update 2016-01 which requires the Partnership to measure this investment at fair value which resulted in a downward adjustment of $18.7 million to record the impact of this adoption. For the three and nine months ended September 30, 2018, the Partnership recorded a loss of $0.2 million and a gain of $5.2 million, respectively, which then increased the Partnership’s investment balance to $20.2 million, which is included in other assets in the accompanying consolidated balance sheets.

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

The Partnership is subject to margin tax in the state of Texas pursuant to a tax sharing agreement with Diamondback, as discussed further in Note 7. The Partnership’s 2015 through 2017 tax years, periods during which the Partnership was organized as a pass-through entity for income tax purposes, remain open to examination by tax authorities. As of September 30, 2018 and September 30, 2017, the Partnership had no unrecognized tax benefits that would have a material impact on the effective tax rate. The Partnership is continuing its practice of recognizing interest and penalties related to income tax matters as interest expense and general and administrative expenses, respectively. During the nine months ended September 30, 2018, 2017 and 2016, there was no interest or penalties associated with uncertain tax positions recognized in the Partnership’s consolidated financial statements.

New Accounting Pronouncements

Recently Adopted Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers”. This update supersedes most of the existing revenue recognition requirements. This standard included

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(unaudited)

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

Accounting Pronouncements Not Yet Adopted

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-02, “Leases”. This update applies to any entity that enters into a lease, with some specified scope exemptions. Under this update, a lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. While there were no major changes to the lessor accounting, changes were made to align key aspects with the revenue recognition guidance. This update will be effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. Entities will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. As of September 30, 2018, the Partnership was not the lessor or lessee of any leases other than mineral leases which were excluded from the scope of this Accounting Standards Update. Therefore, the Partnership believes the adoption of this update will not have an impact on its financial position, results of operations or liquidity.

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

In July 2018, the Financial Accounting Standards Board issued Accounting Standards Update 2018-10, “Codification Improvements to Topic 842, Leases”. This update provides clarification and corrects unintended application of certain sections in the new lease guidance. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Partnership believes the adoption of this update will not have an impact on its financial position, results of operations or liquidity. The Partnership is still evaluating the impact of this standard.

In July 2018, the Financial Accounting Standards Board issued Accounting Standards Update 2018-11, “Lease (Topic 842): Targeted Improvements”. This update provides another transition method of allowing entities to initially apply the new lease

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(unaudited)

standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Partnership believes the adoption of this update will not have an impact on its financial position, results of operations or liquidity. The Partnership is still evaluating the impact of this standard.

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

In June 2018, the Financial Accounting Standards Board issued Accounting Standards Update 2018-07, “Stock Compensation - Improvements to Nonemployee Share-Based Payment Accounting”. This update applies the existing employee guidance to nonemployee share-based transactions, with the exception of specific guidance related to the attribution of compensation cost. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Partnership is currently evaluating the impact of the adoption of this update, but does not believe it will have a material impact on its financial position, results of operations or liquidity. The Partnership is still evaluating the impact of this standard.

In July 2018, the Financial Accounting Standards Board issued Accounting Standards Update 2018-09, “Codification Improvements”. This update provides clarification and corrects unintended application of the guidance in various sections. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Partnership is currently evaluating the impact of the adoption of this update, but does not believe it will have a material impact on its financial position, results of operations or liquidity. The Partnership is still evaluating the impact of this standard.

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

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(unaudited)

Prior-period performance obligations

The Partnership records revenue in the month production is delivered to the purchaser. However, settlement statements for certain natural gas and natural gas liquids sales may not be received for 30 to 90 days after the date production is delivered, and as a result, the Partnership is required to estimate the amount of royalty income to be received based upon the Partnership’s interest. The Partnership records the differences between its estimates and the actual amounts received for royalties in the month that payment is received from the producer. The Partnership has existing internal controls for its revenue estimation process and related accruals, and any identified differences between its revenue estimates and actual revenue received historically have not been significant. For the three and nine months ended September 30, 2018, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material. The Partnership believes that the pricing provisions of its oil, natural gas and natural gas liquids contracts are customary in the industry. To the extent actual volumes and prices of oil and natural gas sales are unavailable for a given reporting period because of timing or information not received from third parties, the royalties related to expected sales volumes and prices for those properties are estimated and recorded.

4.    ACQUISITIONS

2018 Activity

During the nine months ended September 30, 2018, the Partnership acquired from unrelated third parties mineral interests underlying 2,651 net royalty acres for an aggregate purchase price of approximately $521.2 million and, as of September 30, 2018, had mineral interests underlying 13,908 net royalty acres. The Partnership funded these acquisitions with cash on hand and borrowings under its revolving credit facility.

On August 15, 2018, the Partnership acquired from Diamondback mineral interests underlying 32,424 gross (1,696 net royalty) acres primarily in Pecos County, Texas, in the Permian Basin, approximately 80% of which are operated by Diamondback, for $175.0 million.

2017 Activity

During the nine months ended September 30, 2017, the Partnership acquired mineral interests underlying 2,769 net royalty acres for an aggregate purchase price of approximately $304.6 million and, as of September 30, 2017, had mineral interests underlying 9,173 net royalty acres. The Partnership funded these acquisitions with cash on hand, borrowings under its revolving credit facility, a portion of the net proceeds from its January and July 2017 offerings of common units and the issuance of 174,513 common units to the seller in a private placement in May 2017.

5.    OIL AND NATURAL GAS INTERESTS

Oil and natural gas interests include the following:

	September 30,	December 31,
	2018	2017

	(in thousands)
Oil and natural gas interests:
Subject to depletion	$780,011	$589,173
Not subject to depletion	832,414	514,724
Gross oil and natural gas interests	1,612,425	1,103,897
Accumulated depletion and impairment	(230,784)	(189,466)
Oil and natural gas interests, net	1,381,641	914,431
Land	5,688	—
Property, net of accumulated depletion and impairment	$1,387,329	$914,431

Balance of acquisition costs not subject to depletion:
Incurred in 2018	$389,628
Incurred in 2017	284,371
Incurred in 2016	158,157
Incurred in 2015	258
Total not subject to depletion	$832,414

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

6.    DEBT

Credit Agreement-Wells Fargo Bank

On July 8, 2014, the Partnership entered into a secured revolving credit agreement as amended and restated, (the “credit facility”) with Wells Fargo, as administrative agent, certain other lenders, and the Partnership’s consolidated subsidiary, Viper Energy Partners LLC (the “Operating Company”), as guarantor. On May 8, 2018, the Operating Company assumed all liabilities as borrower under the credit agreement and the Partnership became a guarantor of the credit agreement. On July 20, 2018, the Operating Company, the Partnership, Wells Fargo and the other lenders amended and restated the credit agreement to reflect the assumption by the Operating Company. The credit agreement, as amended and restated, provides for a revolving credit facility in the maximum credit amount of $2.0 billion and a borrowing base based on its oil and natural gas reserves and other factors (the “borrowing base”) of $475.0 million, subject to scheduled semi-annual and other borrowing base redeterminations. The borrowing base is scheduled to be re-determined semi-annually with effective dates of May 1st and October 26th. In addition, the Operating Company and Wells Fargo each may request up to three interim redeterminations of the borrowing base during any 12-month period. As of September 30, 2018, the borrowing base was set at $475.0 million, and there was $296.5 million of outstanding borrowings and $178.5 million available for future borrowings under the credit facility. In connection with the Partnership’s fall 2018 redetermination, the Partnership’s borrowing base was increased to $555.0 million effective October 26, 2018.

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(unaudited)

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

As of September 30, 2018, the Operating Company was in compliance with the financial covenants under its credit agreement. The lenders may accelerate all of the indebtedness under the revolving credit facility upon the occurrence and during the continuance of any event of default. The credit agreement contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross-default, bankruptcy and change of control. With certain specified exceptions, the terms and provisions of the credit agreement generally may be amended with the consent of the lenders holding a majority of the outstanding loans or commitments to lend.

7.    RELATED PARTY TRANSACTIONS

Partnership Agreement

The second amended and restated agreement of limited partnership, dated as of May 9, 2018, as amended as of May 10, 2018 (the “Partnership Agreement”), requires the Partnership to reimburse the General Partner for all direct and indirect expenses incurred or paid on the Partnership’s behalf and all other expenses allocable to the Partnership or otherwise incurred by the General Partner in connection with operating the Partnership’s business. The Partnership Agreement does not set a limit on the amount of expenses for which the General Partner and its affiliates may be reimbursed. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for the Partnership or on the Partnership’s behalf and expenses allocated to the General Partner by its affiliates. The General Partner is entitled to determine the expenses that are allocable to the Partnership. For the three and nine months ended September 30, 2018 and 2017, the General Partner allocated $0.6 million and $1.8 million, respectively, to the Partnership.

Advisory Services Agreement

In connection with the closing of the IPO, the Partnership and General Partner entered into an advisory services agreement with Wexford Capital LP (“Wexford”) dated as of June 23, 2014 (the “Advisory Services Agreement”), under which Wexford provides the Partnership and the General Partner with general financial and strategic advisory services related to the Partnership’s business in return for an annual fee of $0.5 million, plus reasonable out-of-pocket expenses. The Advisory Services Agreement

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(unaudited)

had an initial term of two years commencing on June 23, 2014, and continues for additional one-year periods unless terminated in writing by either party at least ten days prior to the expiration of the then current term. It may be terminated at any time by either party upon 30 days prior written notice. For the three and nine months ended September 30, 2018 and 2017, the Partnership did not pay any amounts under the Advisory Services Agreement.

Tax Sharing

In connection with the closing of the IPO, the Partnership entered into a tax sharing agreement with Diamondback, dated June 23, 2014, pursuant to which the Partnership agreed to reimburse Diamondback for its share of state and local income and other taxes for which the Partnership’s results are included in a combined or consolidated tax return filed by Diamondback with respect to taxable periods including or beginning on June 23, 2014. The amount of any such reimbursement is limited to the tax the Partnership would have paid had it not been included in a combined group with Diamondback. Diamondback may use its tax attributes to cause its combined or consolidated group, of which the Partnership may be a member for this purpose, to owe less or no tax. In such a situation, the Partnership agreed to reimburse Diamondback for the tax the Partnership would have owed had the tax attributes not been available or used for the Partnership’s benefit, even though Diamondback had no cash tax expense for that period. For the three and nine months ended September 30, 2018, the Partnership accrued state income tax expense (benefit) of $(0.1) million and $0.1 million, respectively, for its share of Texas margin tax for which the Partnership’s results are included in a combined tax return filed by Diamondback.

Lease Bonus

During the three and nine months ended September 30, 2018, Diamondback paid the Partnership $2.9 million in lease bonus payments to extend the term of 12 leases, reflecting an average bonus of $6,412 per acre. During the three months ended September 30, 2017, Diamondback did not pay the Partnership any lease bonus payments. During the nine months ended September 30, 2017, Diamondback paid the Partnership $0.1 million in lease bonus payments to extend the term of two leases, reflecting an average bonus of $7,459 per acre.

8.    UNIT-BASED COMPENSATION

In connection with the IPO, the board of directors of the General Partner adopted the Viper Energy Partners LP Long Term Incentive Plan (“LTIP”), effective June 17, 2014, for employees, officers, consultants and directors of the General Partner and any of its affiliates, including Diamondback, who perform services for the Partnership. The LTIP provides for the grant of unit options, unit appreciation rights, restricted units, unit awards, phantom units, distribution equivalent rights, cash awards, performance awards, other unit-based awards and substitute awards. As of September 30, 2018, a total of 9,007,760 common units had been reserved for issuance pursuant to the LTIP. Common units that are cancelled, forfeited or withheld to satisfy exercise prices or tax withholding obligations will be available for delivery pursuant to other awards. The LTIP is administered by the board of directors of the General Partner or a committee thereof.

For the three and nine months ended September 30, 2018, the Partnership incurred $0.4 million and $2.2 million, respectively, of unit–based compensation.

Unit Options

The following table presents the unit option activity under the LTIP for the nine months ended September 30, 2018:

		Weighted Average
	Unit Options	Exercise Price	Remaining Term	Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2017	7,600	$18.49
Exercised	(7,600)	$18.49
Outstanding at September 30, 2018	—	$—	0.00	$—

The aggregate intrinsic value of unit options that were exercised during the nine months ended September 30, 2018 were $0.2 million.

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
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

The following table presents the phantom unit activity under the LTIP for the nine months ended September 30, 2018:

	Phantom Units	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2017	105,439	$17.10
Granted	119,818	$24.46
Vested	(102,811)	$19.23
Unvested at September 30, 2018	122,446	$22.52

The aggregate fair value of phantom units that vested during the nine months ended September 30, 2018 was $2.0 million. As of September 30, 2018, the unrecognized compensation cost related to unvested phantom units was $2.0 million. Such cost is expected to be recognized over a weighted-average period of 1.3 years.

9.    UNITHOLDERS’ EQUITY AND PARTNERSHIP DISTRIBUTIONS

The Partnership has general partner and limited partner units. At September 30, 2018, the Partnership had a total of 51,653,956 common units issued and outstanding and 72,418,500 Class B units outstanding, of which 731,500 common units and 72,418,500 Class B units were owned by Diamondback, representing approximately 59% of the total Partnership’s units outstanding. The Operating Company units and the Partnership’s Class B units owned by Diamondback are exchangeable from time to time for the Partnership’s common units (that is, one Operating Company unit and one Partnership Class B unit, together, will be exchangeable for one Partnership common unit).

The following table summarizes changes in the number of the Partnership’s common units:

Common Units
Balance at December 31, 2017	113,882,045
Common units issued in public offerings	10,080,000
Common units vested and issued under the LTIP	110,411
Unit exchange related to tax conversion	(73,150,000)
Recapitalization related to tax conversion	731,500
Balance at September 30, 2018	51,653,956

The following table summarizes changes in the number of the Partnership’s class B units:

Class B Units
Balance at December 31, 2017	—
Unit exchange related to tax conversion	73,150,000
Recapitalization related to tax conversion	(731,500)
Balance at September 30, 2018	72,418,500

In January 2017, the Partnership completed an underwritten public offering of 9,775,000 common units, which included 1,275,000 common units issued pursuant to an option to purchase additional common units granted to the underwriters. The Partnership received net proceeds from this offering of approximately $147.5 million, after deducting underwriting discounts and commissions and estimated offering expenses, of which $120.5 million was used to repay the outstanding borrowings under the revolving credit agreement and the balance was used for general partnership purposes, which included additional acquisitions.

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(unaudited)

In July 2017, the Partnership completed an underwritten public offering of 16,100,000 common units, which included 2,100,000 common units issued pursuant to an option to purchase additional common units granted to the underwriters. Diamondback purchased 700,000 common units, an affiliate of the General Partner purchased 3,000,000 common units and certain officers and directors of Diamondback and the General Partner purchased an aggregate of 114,000 common units, in each case directly from the underwriters. The Partnership received net proceeds from this offering of approximately $232.5 million, after deducting underwriting discounts and commissions and estimated offering expenses, of which the Partnership used $152.8 million to repay all of the then-outstanding borrowings under the revolving credit facility and the balance was used to fund a portion of the purchase price for acquisitions and for general partnership purposes, which included additional acquisitions.
In July 2018, the Partnership completed an underwritten public offering of 10,080,000 common units, which included 1,080,000 common units issued pursuant to an option to purchase additional common units granted to the underwriters. Following this offering, Diamondback owned approximately 59% of the total Partnership units then outstanding. The Partnership received net proceeds from this offering of approximately $303.1 million, after deducting underwriting discounts and commissions and offering expenses. The Partnership used the net proceeds to purchase units of the Operating Company. The Operating Company in turn used the net proceeds to repay a portion of the $361.5 million then outstanding borrowings under the revolving credit facility.

The board of directors of the General Partner has adopted a policy for the Partnership to distribute all available cash generated on a quarterly basis, beginning with the quarter ended September 30, 2014.

The following table presents information regarding cash distributions approved by the board of directors of the General Partner for the periods presented:

	Amount per Common Unit	Declaration Date	Unitholder Record Date	Payment Date
Q4 2017	$0.46	January 31, 2018	February 19, 2018	February 26, 2018
Q1 2018	$0.48	April 5, 2018	April 20, 2018	April 27, 2018
Q2 2018	$0.60	July 27, 2018	August 13, 2018	August 20, 2018

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

10.    EARNINGS PER UNIT

The net income per common unit on the consolidated statements of operations is based on the net income of the Partnership for the three and nine months ended September 30, 2018 and 2017, since this is the amount of net income that is attributable to the Partnership’s common units.

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

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands, except per unit amounts)
Net income attributable to the period	$2,346	$26,607	$144,646	$69,408
Weighted average common units outstanding:
Basic weighted average common units outstanding	48,234	110,377	78,250	101,095
Effect of dilutive securities:
Potential common units issuable	70	47	69	48
Diluted weighted average common units outstanding	48,304	110,424	78,319	101,143
Net income per common unit, basic	$0.05	$0.24	$1.85	$0.69
Net income per common unit, diluted	$0.05	$0.24	$1.85	$0.69

For the three months ended September 30, 2018 and 2017, there were no common units and 1,356 common units, respectively, and for nine months ended September 30, 2018 and 2017, there were 1,092 common units and 43,414 common units, respectively, that were not included in the computation of diluted earnings per common unit because their inclusion would have been anti-dilutive for the periods presented but could potentially dilute basic earnings per common unit in future periods.

11.    INCOME TAXES

As discussed further in Note 1, on March 29, 2018, the Partnership announced that the Board of Directors of the General Partner had unanimously approved a change of the Partnership’s federal income tax status from that of a pass-through partnership to that of a taxable entity, which change became effective on May 10, 2018. Subsequent to the Partnership’s change in tax status, the Partnership’s provision for income taxes for the period ended September 30, 2018 is based on the estimated annual effective tax rate plus discrete items.

The Partnership’s effective income tax rate was (47.1)% for the nine months ended September 30, 2018. Total income tax benefit for the nine months ended September 30, 2018 differed from amounts computed by applying the United States federal statutory tax rate to pre-tax income for the period primarily due to (i) the impact of deferred taxes recognized as a result of the Partnership’s change in tax status, (ii) net income attributable to the non-controlling interest, and (iii) net income attributable to the period prior to the Partnership’s change in federal income tax status. For the nine months ended September 30, 2018, the Partnership recorded a discrete income tax benefit of approximately $72.7 million related to deferred taxes on the Partnership’s investment in the Operating Company arising from the change in the Partnership’s federal tax status.

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

13.    SUBSEQUENT EVENTS

Cash Distribution

On October 23, 2018, the board of directors of the General Partner approved a cash distribution for the third quarter of 2018 of $0.58 per common unit, payable on November 19, 2018, to unitholders of record at the close of business on November 12, 2018.

The Partnership’s Credit Facility

In connection with the Partnership’s fall 2018 redetermination, the Partnership’s borrowing base was increased to $555.0 million effective October 26, 2018.

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

Overview

We are a publicly traded Delaware limited partnership formed by Diamondback on February 27, 2014 to, among other things, own, acquire and exploit oil and natural gas properties in North America. The Partnership is currently focused on oil and natural gas properties in the Permian Basin and the Eagle Ford Shale. As of September 30, 2018, our general partner had a 100% general partner interest in us, and Diamondback owned 731,500 common units and all of our 72,418,500 outstanding Class B units, representing approximately 59% of our total units outstanding. Diamondback also owns and controls our general partner.

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

The following table presents the breakdown of our operating income for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Royalty income
Oil sales	81%	85%	86%	86%
Natural gas sales	5%	7%	4%	6%
Natural gas liquid sales	9%	7%	8%	6%
Lease bonus income	5%	1%	2%	2%
	100%	100%	100%	100%

As a result, our income is more sensitive to fluctuations in oil prices than is it to fluctuations in natural gas liquids or natural gas prices. Our income may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices. Oil, natural gas liquids and natural gas prices have historically been volatile.

During 2017, West Texas Intermediate posted prices ranged from $42.48 to $60.46 per Bbl and the Henry Hub spot market price of natural gas ranged from $2.44 to $3.71 per MMBtu. During the first nine months of 2018, West Texas Intermediate posted prices ranged from $59.20 to $77.41 per Bbl and the Henry Hub spot market price of natural gas ranged from $2.49 to $6.24 per MMBtu. On September 28, 2018, the West Texas Intermediate posted price for crude oil was $73.16 per Bbl and the Henry Hub spot market price of natural gas was $3.01 per MMBtu. Lower prices may not only decrease our income, but also potentially the amount of oil and natural gas that our operators can produce economically. Lower oil and natural gas prices may also result in a reduction in the borrowing base under the credit agreement, which may be redetermined at the discretion of our lenders.

Recent Acquisitions

During the nine months ended September 30, 2018, we acquired from unrelated third parties 2,651 net royalty acres for an aggregate purchase price of $521.2 million, subject to post-closing adjustments, bringing our total mineral interests to 13,908 net royalty acres as of September 30, 2018.

On August 15, 2018, we acquired from Diamondback mineral interests underlying 32,424 gross (1,696 net royalty) acres primarily in Pecos County, Texas, in the Permian Basin, approximately 80% of which are operated by Diamondback, for $175.0 million.

Production and Operational Update

Our average daily production during the third quarter of 2018 was 18,384 BOE/d (69% oil), and our operators received an average of $54.51 per Bbl of oil, $27.05 per Bbl of natural gas liquids and $2.42 per Mcf of natural gas, for an average realized price of $43.98 per BOE.

During the third quarter of 2018, the operators of our Spanish Trail mineral interests brought online eight gross horizontal wells with an average royalty interest of 21.9%, consisting of six Middle Spraberry, two Lower Spraberry, two Wolfcamp A and two Wolfcamp B wells. As of September 30, 2018, there were 17 horizontal wells with an average royalty interest of 19.8% in various stages of drilling or completion on this acreage. Additionally, there is active development activity on our mineral acreage outside of Spanish Trail in Loving, Reeves, Midland, Pecos, Ward, Martin, Howard and Glasscock counties. As of September 30, 2018, we had 1,101 vertical wells and 2,183 horizontal wells producing on our acreage. As of October 22, 2018, there were 24 active rigs on our acreage and 523 active drilling permits filed in the past six months.

We declared a cash dividend for the third quarter of 2018 of $0.58 per common unit, payable on November 19, 2018, to unitholders of record at the close of business on November 12, 2018.

Recapitalization, Tax Status Election and Related Transactions
In March 2018, we announced that the Board of Directors of our general partner unanimously approved a change of our federal income tax status from that of a pass-through partnership to that of a taxable entity via a “check the box” election. In connection with making this election, on May 9, 2018 we (i) amended and restated our First Amended and Restated Partnership Agreement, (ii) amended and restated the First Amended and Restated Limited Liability Company Agreement of Viper Energy Partners LLC, or Operating Company, (iii) amended and restated our existing registration rights agreement with Diamondback and (iv) entered into an exchange agreement with Diamondback, our general partner and the Operating Company. Simultaneously with the effectiveness of these agreements, Diamondback delivered and assigned to us the 73,150,000 common units Diamondback owned in exchange for (i) 73,150,000 of our newly-issued Class B units and (ii) 73,150,000 newly-issued units of the Operating Company pursuant to the terms of a Recapitalization Agreement dated March 28, 2018, as amended as of May 9, 2018, or Recapitalization Agreement. Immediately following that exchange, we continued to be the managing member of the Operating Company, with sole control of its operations, and owned approximately 36% of the outstanding units issued by the Operating Company, and Diamondback owned the remaining approximately 64% of the outstanding units issued by the Operating Company. Upon completion of our July 2018 offering of units, we owned approximately 41% of the outstanding units issued by the Operating Company and Diamondback owned the remaining approximately 59%. The Operating Company units and our Class B units owned by Diamondback are exchangeable from time to time for the Partnership’s common units (that is, one Operating Company unit and one Partnership Class B unit, together, will be exchangeable for one Partnership common unit).

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

We are subject to the Texas margin tax. For the nine months ended September 30, 2018 and 2017, the Partnership accrued $0.1 million and $0, respectively, for Texas margin tax payable pursuant to our tax sharing agreement with Diamondback.

Results of Operations

The following table summarizes our revenue and expenses and production data for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Operating Results:
Operating income:
Royalty income	$74,386	$42,211	$211,199	$110,194
Lease bonus income	4,205	322	5,133	2,613
Other operating income	12	—	120	—
Total operating income	78,603	42,533	216,452	112,807
Costs and expenses:
Production and ad valorem taxes	5,027	2,825	14,133	7,668
Gathering and transportation	889	205	1,297	492
Depletion	16,532	11,068	41,317	28,587
General and administrative expenses	1,309	1,368	6,230	5,064
Total costs and expenses	23,757	15,466	62,977	41,811
Income from operations	54,846	27,067	153,475	70,996
Other income (expense):
Interest expense, net	(3,711)	(859)	(9,061)	(2,114)
Gain (loss) on revaluation of investment	(199)	—	5,165	—
Other income, net	640	399	1,479	526
Total other income (expense), net	(3,270)	(460)	(2,417)	(1,588)
Income before income taxes	51,576	26,607	151,058	69,408
Provision for (benefit from) income taxes	764	—	(71,114)	—
Net income	50,812	26,607	222,172	69,408
Net income attributable to non-controlling interest	48,466	—	77,526	—
Net income attributable to Viper Energy Partners LP	$2,346	$26,607	$144,646	$69,408

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Production Data:
Oil (MBbls)	1,167	794	3,125	2,078
Natural gas (MMcf)	1,624	1,236	4,067	2,461
Natural gas liquids (MBbls)	254	160	645	394
Combined volumes (MBOE)	1,691	1,160	4,448	2,882
Daily combined volumes (BOE/d)	18,384	12,611	16,232	10,555
% Oil	69%	68%	70%	72%

Average sales prices:
Oil (per Bbl)	$54.51	$45.33	$59.26	$46.51
Natural gas (per Mcf)	2.42	2.55	2.25	2.62
Natural gas liquids (per Bbl)	27.05	19.10	26.16	18.07
Combined (per BOE)	43.98	36.38	47.49	38.24

Average Costs ($/BOE):
Production and ad valorem taxes	$2.97	$2.43	$3.18	$2.66
Gathering and transportation expense	0.53	0.18	0.29	0.17
General and administrative - cash component	0.52	0.75	0.91	1.05
Total operating expense - cash	$4.02	$3.36	$4.38	$3.88

General and administrative - non-cash component	$0.25	$0.43	$0.49	$0.71
Interest expense, net	2.19	0.74	2.04	0.73
Depletion	9.77	9.54	9.29	9.92

Comparison of the Three Months Ended September 30, 2018 and 2017

Royalty Income

Our royalty income for the three months ended September 30, 2018 and 2017 was $74.4 million and $42.2 million, respectively. Our royalty income is a function of oil, natural gas liquids and natural gas production volumes sold and average prices received for those volumes.

In addition to the increase in average prices received during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, we also benefited from a 45.8% increase in combined volumes sold by our operators as compared to the three months ended September 30, 2017.

	Change in prices	Production volumes(1)	Total net dollar effect of change
			(in thousands)
Effect of changes in price:
Oil	$9.18	1,167	$10,703
Natural gas	(0.13)	1,624	(211)
Natural gas liquids	7.95	254	2,019
Total income due to change in price			$12,511

	Change in production volumes(1)	Prior period average prices	Total net dollar effect of change
			(in thousands)
Effect of changes in production volumes:
Oil	372	$45.33	$16,877
Natural gas	388	2.55	989
Natural gas liquids	94	19.10	1,798
Total income due to change in production volumes			19,664
Total change in income			$32,175

(1)	Production volumes are presented in MBbls for oil and natural gas liquids and MMcf for natural gas.

Lease Bonus Income

Lease bonus income increased by $3.9 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. During the three months ended September 30, 2018, we received $4.2 million in lease bonus payments to extend the term of 13 leases, reflecting an average bonus of $7,369 per acre. During the three months ended September 30, 2017, we received $0.3 million in lease bonus payments to extend the term of one lease, reflecting an average bonus of $10,000 per acre.

Net Interest Expense

The net interest expense for the three months ended September 30, 2018 and 2017 reflects the interest incurred under our credit agreement. Net interest expense for the three months ended September 30, 2018 and 2017 was $3.7 million and $0.9 million, respectively. The increase of approximately $2.9 million was due to a higher interest rate and increased borrowings during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017.

Provision for (Benefit From) Income Taxes

We recorded an income tax expense of $0.8 million for the three months ended September 30, 2018. Prior to the second quarter of 2018, we had no provision for or benefit from income taxes. Total income tax benefit for the three months ended September 30, 2018 differed from amounts computed by applying the federal statutory tax rate to pre-tax income for the period primarily due to net income attributable to non-controlling interest and net income attributable to the period prior to our change in federal income tax status.

Comparison of the Nine Months Ended September 30, 2018 and 2017

Royalty Income

Our royalty income for the nine months ended September 30, 2018 and 2017 was $211.2 million and $110.2 million, respectively. Our royalty income is a function of oil, natural gas liquids and natural gas production volumes sold and average prices received for those volumes.

In addition to the increase in average prices received during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, we also benefited from a 54.3% increase in combined volumes sold by our operators as compared to the nine months ended September 30, 2017.

	Change in prices	Production volumes(1)	Total net dollar effect of change
			(in thousands)
Effect of changes in price:
Oil	$12.75	3,125	$39,840
Natural gas	(0.37)	4,067	(1,505)
Natural gas liquids	8.09	645	5,220
Total income due to change in price			$43,555

	Change in production volumes(1)	Prior period average prices	Total net dollar effect of change
			(in thousands)
Effect of changes in production volumes:
Oil	1,047	$46.51	$48,701
Natural gas	1,606	2.62	4,208
Natural gas liquids	251	18.07	4,541
Total income due to change in production volumes			57,450
Total change in income			$101,005

(1)	Production volumes are presented in MBbls for oil and natural gas liquids and MMcf for natural gas.

Lease Bonus Income

Lease bonus income increased by $2.5 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. During the nine months ended September 30, 2018, we received $5.1 million in lease bonus payments to extend the term of 16 leases, reflecting an average bonus of $7,090 per acre. During the nine months ended September 30, 2017, we received $2.6 million in lease bonus payments to extend the term of six leases, reflecting an average bonus of $3,333 per acre.

Other Operating Income

Other operating income was $0.1 million for the nine months ended September 30, 2018 primarily related to surface damage payments. We did not receive any other operating income for the nine months ended September 30, 2017.

General and Administrative Expenses

The general and administrative expenses primarily reflect costs associated with us being a publicly traded limited partnership, unit-based compensation and the amounts reimbursed to our general partner under our partnership agreement. For the nine months ended September 30, 2018 and 2017, we incurred general and administrative expenses of $6.2 million and $5.1 million, respectively. The increase of $1.2 million during the nine months ended September 30, 2018 was primarily due to expenses related to the change in tax status.

Net Interest Expense

The net interest expense for the nine months ended September 30, 2018 and 2017 reflects the interest incurred under our credit agreement. Net interest expense for the nine months ended September 30, 2018 and 2017 was $9.1 million and $2.1 million, respectively. The increase of $6.9 million was due to a higher interest rate and increased borrowings during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.

Provision for (Benefit From) Income Taxes

We recorded an income tax benefit of $71.1 million for the nine months ended September 30, 2018 due to the change in our federal income tax status. Prior to the second quarter of 2018, we had no provision for or benefit from income taxes. Total income tax benefit for the nine months ended September 30, 2018 differed from amounts computed by applying the federal statutory tax rate to pre-tax income for the period primarily due to deferred taxes recognized as a result of our change in federal income tax status.

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

We define Adjusted EBITDA as net income plus interest expense, net, non-cash unit-based compensation expense, depletion expense, gain on revaluation of investment and provision for (benefit from) income taxes. Adjusted EBITDA is not a measure of net income as determined by GAAP. We exclude the items listed above from net income in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as historic costs of depreciable assets, none of which are components of Adjusted EBITDA.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Net income	$50,812	$26,607	$222,172	$69,408
Interest expense, net	3,711	859	9,061	2,114
Non-cash unit-based compensation expense	426	503	2,166	2,039
Depletion	16,532	11,068	41,317	28,587
Loss (gain) on revaluation of investment	199	—	(5,165)	—
Provision for (benefit from) income taxes	764	—	(71,114)	—
Consolidated Adjusted EBITDA	72,444	39,037	198,437	102,148
EBITDA attributable to non-controlling interest	(42,256)	—	(85,898)	—
Adjusted EBITDA attributable to Viper Energy Partners LP	$30,188	$39,037	$112,539	$102,148

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

On October 23, 2018, the board of directors of the General Partner approved a cash distribution for the third quarter of 2018 of $0.58 per common unit, payable on November 19, 2018, to unitholders of record at the close of business on November 12, 2018.

July 2018 Equity Offering

In July 2018, we completed an underwritten public offering of 10,080,000 common units, which included 1,080,000 common units issued pursuant to an option to purchase additional common units granted to the underwriters. Following this offering, Diamondback owned approximately 59% of our total units then outstanding. We received net proceeds from this offering of approximately $303.1 million, after deducting underwriting discounts and commissions and estimated offering expenses. We used the net proceeds to purchase units of the Operating Company. The Operating Company in turn used the net proceeds to repay a portion of the $361.5 million then outstanding borrowings under the revolving credit facility.

Our Credit Agreement

On July 8, 2014, we entered into a secured revolving credit agreement, or revolving credit facility, with Wells Fargo, as administrative agent, certain other lenders, and the Operating Company as guarantor. On May 8, 2018, the Operating Company assumed all liabilities as borrower under the credit agreement and we became a guarantor of the credit agreement. On July 20, 2018, we, the Operating Company, Wells Fargo and the other lenders amended and restated the credit agreement to reflect the assumption by the Operating Company. The credit agreement, as amended and restated, provides for a revolving credit facility in the maximum credit amount of $2.0 billion and a borrowing base based on our oil and natural gas reserves and other factors (the “borrowing base”) of $475.0 million, subject to scheduled semi-annual and other borrowing base redeterminations. The borrowing base is scheduled to be re-determined semi-annually with effective dates of May 1st and October 26th. In addition, the Operating Company and Wells Fargo each may request up to three interim redeterminations of the borrowing base during any 12-month period. As of September 30, 2018, the borrowing base was set at $475.0 million, and we had $296.5 million of outstanding borrowings and $178.5 million available for future borrowings under our revolving credit facility. In connection with our fall 2018 redetermination, our borrowing base was increased to $555.0 million effective October 26, 2018.
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

As of September 30, 2018, the Operating Company was in compliance with the financial covenants under its credit agreement. The lenders may accelerate all of the indebtedness under the Operating Company’s revolving credit facility upon the occurrence and during the continuance of any event of default. The credit agreement contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross-default, bankruptcy and change of control. With certain specified exceptions, the terms and provisions of our credit agreement generally may be amended with the consent of the lenders holding a majority of the outstanding loans or commitments to lend.

Cash Flows

The following table presents our cash flows for the period indicated.

	Nine Months Ended September 30,
	2018	2017

	(in thousands)
Cash Flow Data:
Net cash flows provided by operating activities	$176,414	$94,057
Net cash flows used in investing activities	(509,964)	(301,133)
Net cash flows provided by financing activities	326,182	202,301
Net decrease in cash	$(7,368)	$(4,775)

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

Investing Activities

Net cash used in investing activities was $510.0 million and $301.1 million during the nine months ended September 30, 2018 and 2017, respectively, and related to acquisitions of oil and natural gas interests and land.

Financing Activities

Net cash provided by financing activities was $326.2 million during the nine months ended September 30, 2018, primarily related to proceeds from net borrowings under our credit facility of $203.0 million and net proceeds from our public offering of common units of $303.1 million, partially offset by distributions of $181.5 million to our unitholders during the period. Net cash provided by financing activities was $202.3 million during the nine months ended September 30, 2017, primarily related to net proceeds of $380.0 million from our public offerings of common units, substantially offset by the net repayment of $85.0 million of borrowings under our revolving credit agreement and distributions of $92.5 million to our unitholders during that period.

Contractual Obligations

Except as described in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2018 and June 30, 2018 and our Current Report on Form 8-K filed with the SEC on June 15, 2018, there were no material changes in our contractual obligations and other commitments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Credit Risk

We are subject to risk resulting from the concentration of royalty income in producing oil and natural gas interests and receivables with several significant purchasers. For the nine months ended September 30, 2018, two purchasers each accounted for more than 10% of our royalty income: Shell Trading (US) Company (41%) and RSP Permian LLC (16%). For the nine months ended September 30, 2017, two purchasers each accounted for more than 10% of our royalty income: Shell Trading (US) Company (48%) and RSP Permian LLC (23%). We do not require collateral and do not believe the loss of any single purchaser would materially impact our operating results, as crude oil and natural gas are fungible products with well-established markets and numerous purchasers.

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on our indebtedness under our credit agreement. The terms of our credit agreement provide for interest on borrowings at a floating rate equal to an alternative base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.50% and 3-month LIBOR plus 1.0%) or LIBOR, in each case plus the applicable margin. The applicable margin ranges from 0.75% to 1.75% in the case of the alternative base rate and from 1.75% to 2.75% in the case of LIBOR, in each case depending on the amount of the loan outstanding in relation to the borrowing base. We entered into this credit agreement on July 8, 2014, as subsequently amended, and as of September 30, 2018, we had $296.5 million in outstanding borrowings. Our weighted average interest rate on borrowings under our revolving credit facility was 4.40%. An increase or decrease of 1% in the interest rate would have a corresponding decrease or increase in our interest expense of approximately $3.0 million based on the $296.5 million outstanding in the aggregate under our credit agreement.

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

As of September 30, 2018, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer of our general partner have concluded that as of September 30, 2018, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

VIPER ENERGY PARTNERS LP

		By:	VIPER ENERGY PARTNERS GP LLC
its General Partner

Date:	October 30, 2018	By:	/s/ Travis D. Stice
Travis D. Stice
Chief Executive Officer

Date:	October 30, 2018	By:	/s/ Teresa L. Dick
Teresa L. Dick
Chief Financial Officer