Form 10-K
period 2018-12-31
Viper Energy Partners LP
filed 2019-02-15
CIK 1602065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒   No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common units held by non-affiliates was approximately $1,288,629,954 on June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, based on closing prices in the daily composite list for transactions on the Nasdaq Global Select Market on such date. As of January 31, 2019, 51,653,956 common units representing limited partner interests and 72,418,500 Class B units representing limited partner units were outstanding.
Documents Incorporated By Reference: None

VIPER ENERGY PARTNERS LP
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2018

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

WTI	West Texas Intermediate.

GLOSSARY OF CERTAIN OTHER TERMS
The following is a glossary of certain other terms used in this report:

Delaware Act	Delaware Revised Uniform Limited Partnership Act.
Diamondback	Diamondback Energy, Inc., a Delaware corporation.
EPA	U.S. Environmental Protection Agency.
Exchange Act	The Securities Exchange Act of 1934, as amended.
FERC	Federal Energy Regulatory Commission.
GAAP	Accounting principles generally accepted in the United States.
General partner	Viper Energy Partners GP LLC, a Delaware limited liability company; the general partner of the Partnership and a wholly-owned subsidiary of Diamondback.
Inception	September 18, 2013, the date Viper Energy Partners LLC was formed.
IPO	The partnership’s initial public offering of common units.
IRS	Internal Revenue Service.
LTIP	Viper Energy Partners LP Long Term Incentive Plan.
Operating Company	Viper Energy Partners LLC, a Delaware limited liability company and a consolidated subsidiary of Viper Energy Partners LP.
OSHA	Federal Occupational Safety and Health Act.
Partnership	Viper Energy Partners LP, a Delaware limited partnership.
Partnership agreement	The second amended and restated agreement of limited partnership, dated as of May 9, 2018, as amended as of May 10, 2018.
Predecessor	Viper Energy Partners LLC, a Delaware limited liability company, and a wholly-owned subsidiary of the Partnership.
Ryder Scott	Ryder Scott Company, L.P.
SEC	Securities and Exchange Commission.
Securities Act	The Securities Act of 1933, as amended.
Wells Fargo	Wells Fargo Bank, National Association.

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

Forward-looking statements may include statements about:

•	our ability to execute our business strategies;

•	the volatility of realized oil and natural gas prices;

•	the level of production on our properties;

•	regional supply and demand factors, delays or interruptions of production;

•	our ability to replace our oil and natural gas reserves;

•	our ability to identify, complete and integrate acquisitions of properties or businesses, including our recent acquisitions;

•	general economic, business or industry conditions;

•	competition in the oil and natural gas industry;

•	the ability of our operators to obtain capital or financing needed for development and exploration operations;

•	title defects in the properties in which we invest;

•	uncertainties with respect to identified drilling locations and estimates of reserves;

•	the availability or cost of rigs, equipment, raw materials, supplies, oilfield services or personnel;

•	restrictions on the use of water;

•	the availability of transportation facilities;

•	the ability of our operators to comply with applicable governmental laws and regulations and to obtain permits and governmental approvals;

•	federal and state legislative and regulatory initiatives relating to hydraulic fracturing;

•	future operating results;

•	exploration and development drilling prospects, inventories, projects and programs;

•	operating hazards faced by our operators; and

•	the ability of our operators to keep pace with technological advancements.

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

PART I

References in this Annual Report to “Viper Energy Partners LP Predecessor,” “our predecessor,” “we,” “our,” “us” or like terms when used for periods prior to June 17, 2014 refer to Viper Energy Partners LLC, which Diamondback Energy, Inc. (NasdaqGS: FANG) contributed to Viper Energy Partners LP in connection with Viper Energy Partners LP’s initial public offering of common units, which we refer to as our IPO, on June 23, 2014. When used for periods on and after June 17, 2014. references in this Annual Report to (i) “Viper Energy Partners,” “Viper,” “the Partnership,” “our partnership,” “we,” “our,” “us” or like terms refer to Viper Energy Partners LP individually and collectively with its subsidiary, Viper Energy Partners LLC, as the context requires; (ii) “our general partner” refers to Viper Energy Partners GP LLC, our general partner and a wholly owned subsidiary of Diamondback; and (iii) the “Operating Company” or “OpCo” refers to Viper Energy Partners LLC, and (iv) “Diamondback” refers collectively to Diamondback Energy, Inc. and its subsidiaries other than the Partnership and its subsidiary.

ITEMS 1 and 2.     BUSINESS AND PROPERTIES

Overview

We are a publicly traded Delaware limited partnership formed by Diamondback on February 27, 2014 to, among other things, own, acquire and exploit oil and natural gas properties in North America. We are currently focused on oil and natural gas properties in the Permian Basin and the Eagle Ford Shale. Prior to May 10, 2018, we were treated as a pass-through entity for federal income tax purposes. On May 10, 2018, we elected to be treated as a corporation for U.S. federal income tax purposes, which we refer to as the Tax Election.
Our primary business objective is to provide an attractive return to our unitholders by focusing on business results, maximizing distributions through organic growth and pursuing accretive growth opportunities through acquisitions of mineral, royalty, overriding royalty, net profits and similar interests from Diamondback and from third parties. Our initial assets consisted of mineral interests in oil and natural gas properties in the Permian Basin in West Texas, substantially all of which are leased to working interest owners who bear the costs of operation and development. Diamondback contributed these assets to us upon the closing of our IPO on June 23, 2014.

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

Our Properties

As of December 31, 2018, our assets consisted of mineral interests underlying 532,295 gross acres and 14,841 net royalty acres in the Permian Basin and Eagle Ford Shale. Diamondback is the operator of approximately 37% of this acreage. As of December 31, 2018, there were 1,127 vertical wells and 2,321 horizontal wells producing on this acreage. Net production during the fourth quarter of 2018 was approximately 20,191 net BOE/d and net production for the year ended December 31, 2018 averaged 17,275 BOE/d. For the years ended December 31, 2018, 2017 and 2016, royalty revenue generated from these mineral interests was $282.7 million, $160.2 million and $78.8 million, respectively.

The estimated proved oil and natural gas reserves of our assets, as of December 31, 2018, were 63,136 MBOE based on a reserve report prepared by Ryder Scott Company, L.P., or Ryder Scott, our independent reserve engineers. Of these reserves, approximately 72% were classified as proved developed producing reserves. Proved undeveloped, or PUD, reserves included in this estimate were from 183 gross horizontal well locations. As of December 31, 2018, our proved reserves were approximately 66% oil, 18% natural gas liquids and 16% natural gas.

As of December 31, 2018, our mineral interests entitle us to receive an average 2.79% royalty interest on all production from our approximately 532,295 gross acres with no additional future capital or operating expense required. The actual royalty percentage varies by lease and ranges from less than 1% to 25%. The average royalty percentage on a production basis can therefore vary over time depending on the relative amount of production from the various leases. In the Spanish Trail area of Midland County, Texas where the majority of the drilling activity has been, our average royalty interest on an acreage weighted basis is 21.1% in 15,398 gross acres and Diamondback is the operator of 64% of this acreage.

As of December 31, 2018, based on Diamondback’s evaluation of applicable geologic and engineering data with respect to the approximate 37% of our mineral interests for which it is the operator, Diamondback had identified approximately 201 potential economic horizontal drilling locations in multiple horizons in the Spanish Trail area and approximately 596 potential economic horizontal drilling locations in multiple horizons in the Pecos County area. We do not have potential (not involving proved reserves) drilling location information with respect to the portion of our properties not operated by Diamondback, although we believe that the portion of the Spanish Trail area in Midland County, Texas operated by others has very similar production characteristics to the portion operated by Diamondback.

In addition to our mineral interests, we own a minor equity interest in an entity that owns mineral, overriding royalty, net profits, leasehold and other similar interests. The equity interest is so minor that we have no influence over partnership operating and financial policies. Subsequent to the adoption of Accounting Standards Update 2016-01, we mark our investment in this equity interest to fair value.

Our Relationship with Diamondback

As of December 31, 2018, our general partner had a 100% general partner interest in us, and Diamondback owned 731,500 common units and all of our 72,418,500 outstanding Class B units, representing approximately 59% of our total units outstanding. Diamondback also owns and controls our general partner. We believe that the properties held by Diamondback include properties that have, or with additional development will have, production and reserves characteristics that could make them attractive for inclusion in our partnership. We believe Diamondback’s significant ownership in us will motivate it to offer additional mineral and other interests in oil and natural gas properties to us in the future, although Diamondback has no obligation to do so and may elect to dispose of mineral and other interests in such properties without offering us the opportunities to acquire them.

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

In addition, neither we, the Operating Company nor our general partner has any employees. Diamondback provides management, operating and administrative services to us and our general partner. Please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes, each of which is included elsewhere in this report.

Business Strategies

Our primary business objective is to provide an attractive return to unitholders by focusing on business results, maximizing distributions through organic growth and pursuing accretive growth opportunities through acquisitions of mineral interests from Diamondback and from third parties. We intend to accomplish this objective by executing the following strategies:

•
Capitalize on the development of the properties underlying our mineral interests. Our assets primarily consist of mineral interests in the Permian Basin and the Eagle Ford Shale in Texas. We expect the production from our mineral interests to increase as Diamondback and our other operators drill and develop our acreage without cost to us.

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

Competitive Strengths

We believe that the following competitive strengths will allow us to successfully execute our business strategies and achieve our primary business objective:

•
Oil rich resource base in one of North America’s leading resource plays. The majority of the acreage underlying our mineral interests is located in one of the most prolific oil plays in North America, the Permian Basin in West Texas. The majority of our current properties are well positioned in the core of both the Midland and Delaware Basins. Production on our properties for the year ended December 31, 2018 was approximately 70% oil, 15% natural gas liquids and 15% natural gas. As of December 31, 2018, our estimated net proved reserves were comprised of approximately 66% oil, 18% natural gas liquids and 16% natural gas.

•
Multi-year drilling inventory in one of North America’s leading oil resource plays. Diamondback, as the operator of approximately 37% of our acreage, has advised us that it has identified a multi-year inventory of potential drilling locations for our oil-weighted reserves from the acreage underlying our mineral interests. At an assumed price of $55.00 per Bbl WTI, Diamondback had identified approximately 201 potential economic horizontal locations on the acreage Diamondback operates in its Spanish Trail area in Midland County, Texas, based on Diamondback’s evaluation of applicable geologic and engineering data. These potential economic locations are in the Wolfcamp B, Lower Spraberry, Wolfcamp A, Middle Spraberry, Clearfork and Cline horizons. Of the 201 potential economic locations, 56 are located in the Clearfork and Cline horizons in which Diamondback has no horizontal tests on the acreage, however based on engineering and geologic evaluation Diamondback believes the horizons to have economic potential. Diamondback’s current potential horizontal location count is based on 660-foot spacing between wells in the Wolfcamp B horizon, the Lower Spraberry horizon and the Wolfcamp A horizon, 880-foot spacing between wells in the Middle Spraberry horizon, and 1,320-foot spacing in the Clearfork and Cline horizons. The ultimate inter-well spacing may vary from these distances due to different factors, which would result in a higher or lower location count.

Additionally, at the same assumed price of $55.00 per Bbl WTI, Diamondback had identified approximately 596 potential economic horizontal locations on the acreage Diamondback operates in Pecos County, Texas, based on Diamondback’s evaluation of applicable geologic and engineering data. These potential economic locations are in the Wolfcamp B, Third Bone Spring, Wolfcamp A and Second Bone Spring horizons. Of the 596 potential economic locations, 299 are located in the Wolfcamp A and Second Bone Springs horizons in which Diamondback has a significant number of wells across its acreage while the remaining 297 locations are in the Wolfcamp B and Third Bone Springs horizons in which Diamondback has a limited number of tests on its acreage. Diamondback’s current potential horizontal location count is based on 880-foot spacing between wells in the Wolfcamp A and Wolfcamp B horizons, and 1,320-foot spacing between wells in the Second Bone Spring and Third Bone Spring horizons. The ultimate inter-well spacing may vary from these distances due to different factors, which would result in a higher or lower location count.

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

Oil and Natural Gas Data

Proved Reserves

Evaluation and Review of Reserves

Our historical reserve estimates as of December 31, 2018, 2017 and 2016 were prepared by Ryder Scott. A reserve audit is not the same as a financial audit and is less vigorous in nature than an independent reserve report where the independent reserve engineer determines the reserves on its own.

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

Under SEC rules, proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible–from a given date forward, from known reservoirs and under existing economic conditions, operating methods and government regulations–prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. If deterministic methods are used, the SEC has defined reasonable certainty for proved reserves as a “high degree of confidence that the quantities will be recovered.” All of our proved reserves as of December 31, 2018 were estimated using a deterministic method. The estimation of reserves involves two distinct determinations. The first determination results in the estimation of the quantities of recoverable oil and gas and the second determination results in the estimation of the uncertainty associated with those estimated quantities in accordance with the definitions established under SEC rules. The process of estimating the quantities of recoverable oil and gas reserves relies on the use of certain generally accepted analytical procedures. These analytical procedures fall into three broad categories or methods: (1) performance-based methods, (2) volumetric-based methods and (3) analogy. These methods may be used singularly or in combination by the reserve evaluator in the process of estimating the quantities of reserves. The proved reserves for our properties were estimated by performance methods, analogy or a combination of both methods. Approximately 90% of the proved producing reserves attributable to producing wells were estimated by performance methods. These performance methods include, but may not be limited to, decline curve analysis, which utilized extrapolations of available historical production and pressure data. The remaining 10% of the proved producing reserves were estimated by analogy, or a combination of performance and analogy methods. The analogy method was used where there were inadequate historical performance data to establish a definitive trend and where the use of production performance data as a basis for the reserve estimates was considered to be inappropriate. All proved developed non-producing and undeveloped reserves were estimated by the analogy method.

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

Our petroleum engineers and geoscience professionals work closely with our independent reserve engineers to ensure the integrity, accuracy and timeliness of the data used to calculate our proved reserves relating to our assets in the Permian Basin. Our internal technical team members met with our independent reserve engineers periodically during the period covered by the reserve report to discuss the assumptions and methods used in the proved reserve estimation process. We provide historical information to the independent reserve engineers for our properties such as ownership interest, oil and gas production, well test data, commodity prices and operating and development costs. The Executive Vice President–Reservoir Engineering of our general partner is primarily responsible for overseeing the preparation of all of our reserve estimates. The Executive Vice President–Reservoir Engineering of our general partner is a petroleum engineer with over 30 years of reservoir and operations experience and our geoscience staff has an average of approximately 19 years of industry experience per person. Our technical staff uses historical information for our properties such as ownership interest, oil and gas production, well test data, commodity prices and operating and development costs.

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

The following table presents our estimated net proved oil and natural gas reserves as of December 31, 2018, 2017 and 2016 based on the reserve reports prepared by Ryder Scott. Each reserve report has been prepared in accordance with the rules and regulations of the SEC. All of our proved reserves included in the reserve reports are located in the continental United States.

	December 31,
	2018	2017	2016
Estimated proved developed reserves:
Oil (MBbls)	29,526	18,788	12,332
Natural gas (MMcf)	49,681	29,256	15,933
Natural gas liquids (MBbls)	7,965	4,536	3,247
Total (MBOE)	45,771	28,200	18,235
Estimated proved undeveloped reserves:
Oil (MBbls)	12,352	7,097	9,012
Natural gas (MMcf)	11,916	7,139	11,158
Natural gas liquids (MBbls)	3,027	1,759	2,329
Total (MBOE)	17,365	10,046	13,200
Estimated Net Proved Reserves:
Oil (MBbls)	41,878	25,885	21,344
Natural gas (MMcf)	61,597	36,395	27,091
Natural gas liquids (MBbls)	10,992	6,295	5,576
Total (MBOE)(1)	63,136	38,246	31,435
Percent proved developed	72%	74%	58%

(1)
Estimates of reserves as of December 31, 2018, 2017 and 2016 were prepared using an average price equal to the unweighted arithmetic average of hydrocarbon prices received on a field-by-field basis on the first day of each month within the 12-month periods ended December 31, 2018, 2017 and 2016, respectively, in accordance with SEC guidelines applicable to reserve estimates as of the end of such periods. Reserve estimates do not include any value for probable or possible reserves that may exist, nor do they include any value for undeveloped acreage. The reserve estimates represent our net revenue interest in our properties. Although we believe these estimates are reasonable, actual future production, cash flows, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from these estimates.

As of December 31, 2018, our proved developed reserves totaled 29,526 MBbls of oil, 49,681 MMcf of natural gas and 7,965 MBbls of natural gas liquids, for a total of 45,771 MBOE. Producing reserves were from 1,127 vertical wells and 2,321 horizontal wells, of which Diamondback was the operator of 296 vertical wells and 392 horizontal wells. The remaining 831 vertical wells and 1,929 horizontal wells were operated by various other companies.

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

Proved Undeveloped Reserves

As of December 31, 2018, our PUD reserves totaled 12,352 MBbls of oil, 11,916 MMcf of natural gas and 3,027 MBbls of natural gas liquids, for a total of 17,365 MBOE. PUDs will be converted from undeveloped to developed as the applicable wells begin production. Our PUD reserves were from 183 horizontal wells, of which Diamondback is the operator of 152 horizontal wells and Concho Resources Inc., following its acquisition of RSP Permian, Inc. in a merger completed in July 2018, is the operator of the remaining wells. While there is a significant amount of activity by other operators, due to uncertainty of timing, development horizon, and other factors, no PUD locations attributable to such other operators were included in our reserve report. Of the horizontal locations, 20 are Wolfcamp B wells, 61 are Lower Spraberry wells, 11 are Middle Spraberry wells and 91 are Wolfcamp A wells.

All of our PUD drilling locations are scheduled to be drilled within five years from the date they were initially recorded. As of December 31, 2018, none of our total proved reserves were classified as proved developed non-producing.

Changes in PUDs that occurred during 2018 were primarily due to:

•	additions of 13,674 MBOE, primarily from 138 horizontal well locations attributable to extensions resulting from strategic drilling of wells to delineate our acreage position;

•	downgrade of PUDs into probable category of 1,161 MBOE for nine short lateral horizontal wells that are not expected to be drilled due to the lower price environment;

•	the conversion of approximately 5,930 MBOE attributable to PUDs into proved developed reserves;

•	acquisitions of approximately 506 MBOE; and

•	positive revisions of approximately 230 MBOE in PUDs primarily due to changes in type curves and realized prices.

Oil and Natural Gas Production Prices and Production Costs

Production and Price History

We operate in one reportable segment engaged in the acquisition of oil and natural gas properties. For a description of our revenues, average sales prices and unit costs, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The following table sets forth information regarding the operators’ net production of oil, natural gas and natural gas liquids, all of which is from the Permian Basin and the Eagle Ford Shale in Texas, and certain price and cost information for each of the periods indicated:

	Year Ended December 31,
	2018	2017	2016
Production Data:
Oil (MBbls)	4,399	2,899	1,778
Natural gas (MMcf)	5,840	3,549	1,490
Natural gas liquids (MBbl)	933	533	328
Combined volumes (MBOE)	6,305	4,024	2,354
Daily combined volumes (BOE/d)	17,275	11,023	6,432
Average Prices:
Oil (per Bbl)	$56.13	$48.36	$40.23
Natural gas (per Mcf)	2.22	2.62	2.08
Natural gas liquids (per Bbl)	24.41	20.02	12.84
Combined (per BOE)	44.83	39.81	33.49

Productive Wells

As of December 31, 2018, our operators owned a working interest in 3,448 productive wells located on the acreage in which we have a mineral interest. Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities.

Acreage

The following table sets forth information as of December 31, 2018 relating to the gross and net royalty acreage of our mineral interests:

Basin	Gross Acreage	Net Royalty Acreage
Permian Basin	411,942	14,160
Eagle Ford Shale	120,353	681
Total acreage	532,295	14,841

Our net interest in production from our mineral interests is based on lease royalty terms which vary from property to property. Our interest in the majority of these properties is perpetual in nature, however approximately 11.7% of the net royalty acreage consists of over-riding royalty interests which may be subject to expiration. Net royalty acres are defined as gross acreage multiplied by the average royalty interest.

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

Environmental Matters

Oil and natural gas exploration, development and production operations are subject to stringent laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Numerous federal, state and local governmental agencies, such as the EPA, issue regulations that often require difficult and costly compliance measures that carry substantial administrative, civil and criminal penalties and may result in injunctive obligations for non-compliance. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit construction or drilling activities on certain lands lying within wilderness, wetlands, ecologically or seismically sensitive areas, and other protected areas, require action to prevent or remediate pollution from current or former operations, such as plugging abandoned wells or closing pits, result in the suspension or revocation of necessary permits, licenses and authorizations, require that additional pollution controls be installed and impose substantial liabilities for pollution resulting from operations. Liability under such laws and regulations is often strict (i.e., no showing of “fault” is required) and can be joint and several. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances, hydrocarbons or other waste products into the environment. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent and costly pollution control or waste handling, storage, transport, disposal or cleanup requirements could materially and adversely affect our business and prospects.

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

Water Discharges

The Federal Water Pollution Control Act of 1972, as amended, also known as the “Clean Water Act,” the Safe Drinking Water Act, the Oil Pollution Act and analogous state laws and regulations promulgated thereunder impose restrictions and strict controls regarding the unauthorized discharge of pollutants, including produced waters and other gas and oil wastes, into navigable waters of the United States, as well as state waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the state. Spill prevention, control and countermeasure plan requirements under federal law require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak. The Clean Water Act and regulations implemented thereunder also prohibit the discharge of dredge and fill material into regulated waters, including jurisdictional wetlands, unless authorized by an appropriately issued permit. On June 29, 2015, the EPA and the U.S. Army Corps of Engineers, or the Corps, jointly promulgated final rules redefining the scope of waters protected under the Clean Water Act. The rules are subject to ongoing litigation and have been stayed in more than half the States, including Texas. Also, on December 11, 2018, the EPA and the Corps released a proposed rule that would replace the 2015 rule, and significantly reduce the waters subject to federal regulation under the Clean Water Act. Such proposal is currently subject to public review and comment, after which additional legal challenges are anticipated. As a result of such recent developments, substantial uncertainty exists regarding the scope of waters protected under the Clean Water Act. To the extent the rule expands the range of properties subject to the Clean Water Act’s jurisdiction, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas.

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

The rules also establish specific new requirements regarding emissions from compressors, controllers, dehydrators, storage tanks and other production equipment. The EPA received numerous requests for reconsideration of these rules from both industry and the environmental community, and court challenges to the rules were also filed. In response, the EPA has issued, and will likely continue to issue, revised rules responsive to some of the requests for reconsideration. In particular, on May 12, 2016, the EPA amended its regulations to impose new standards for methane and volatile organic compounds emissions for certain new, modified, and reconstructed equipment, processes, and activities across the oil and natural gas sector. However, in a March 28, 2017 executive order, President Trump directed the EPA to review the 2016 regulations and, if appropriate, to initiate a rulemaking to rescind or revise them consistent with the stated policy of promoting clean and safe development of the nation’s energy resources, while at the same time avoiding regulatory burdens that unnecessarily encumber energy production. On June 16, 2017, the EPA published a proposed rule to stay for two years certain requirements of the 2016 regulations, including fugitive emission requirements. Also, on October 15, 2018, the EPA published a proposed rule to significantly reduce regulatory burdens imposed by the 2016 regulations, including, for example, reducing the monitoring frequency for fugitive emissions and revising the requirements for pneumatic pumps at well sites. The above standards, to the extent implemented, as well as any future laws and their implementing regulations, may require us to obtain pre-approval for the expansion or modification of existing facilities or the construction of new facilities expected to produce air emissions, impose stringent air permit requirements, or mandate the use of specific equipment or technologies to control emissions. We cannot predict the final regulatory requirements or the cost to comply with such requirements with any certainty.

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

Federal, state and local regulations provide detailed requirements for the plugging and abandonment of wells, closure or decommissioning of production facilities and pipelines and for site restoration in areas. Although the Corps does not require bonds or other financial assurances, some state agencies and municipalities do have such requirements.

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

As of December 31, 2018, Diamondback had 711 full-time employees. None of Diamondback’s employees are represented by labor unions or covered by any collective bargaining agreements. Diamondback also hires independent contractors and consultants involved in land, technical, regulatory and other disciplines to assist its full-time employees. Please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes, each of which is included elsewhere in this Annual Report.

Facilities

Our principal executive offices are located in Midland, Texas and are owned by Diamondback. We believe that these facilities are adequate for our current operations.

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

These factors and the volatility of the energy markets make it extremely difficult to predict future oil and natural gas price movements with any certainty. During the past five years, the posted price for West Texas intermediate light sweet crude oil, which we refer to as West Texas Intermediate or WTI, has ranged from a low of $26.19 per barrel, or Bbl, in February 2016 to a high of $107.95 per Bbl in June 2014. The Henry Hub spot market price of natural gas has ranged from a low of $1.49 per MMBtu in March 2016 to a high of $8.15 per MMBtu in February 2014. During 2018, WTI prices ranged from $44.48 to $77.41 per Bbl and the Henry Hub spot market price of natural gas ranged from $2.49 to $6.24 per MMBtu. On January 28, 2019, the WTI posted price for crude oil was $51.79 per Bbl and the Henry Hub spot market price of natural gas was $3.05 per MMBtu. In response to recent declines in commodity prices, many producers have reduced their capital expenditure budgets. If the prices of oil and natural gas remain at current levels or decline further, our operations, financial condition and level of expenditures for the development of our oil and natural gas reserves may be materially and adversely affected. Lower oil and natural gas prices may also result in a reduction in the borrowing base under our credit agreement, which may be determined at the discretion of our lenders.

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

Substantially all of our assets are mineral interests from which we derive royalty income. For the year ended December 31, 2018, we received approximately 59% and 16% of our royalty revenue from Diamondback and Concho Resources, Inc, respectively. The failure of Diamondback or Concho Resources, Inc. to adequately or efficiently perform operations or an operator’s failure to act in ways that are in our best interests could reduce production and revenues. Further, none of the operators of our properties are obligated to undertake any development activities, so any development and production activities will be subject to their reasonable discretion. Due to the current commodity price environment, both Diamondback and Concho Resources, Inc. have expressed an intent to drill and complete fewer wells on our acreage than we previously anticipated. The level, success and timing of drilling and development activities on our properties, and whether the operators elect to drill any additional wells on our acreage, depends on a number of factors that will be largely outside of our control, including:

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

Approximately 28% of our total estimated proved reserves as of December 31, 2018 were proved undeveloped reserves and may not be ultimately developed or produced. Recovery of proved undeveloped reserves requires significant capital expenditures and successful drilling operations. The reserve data included in the reserve reports of our independent petroleum engineers assume that substantial capital expenditures are required to develop such reserves. We cannot be certain that the estimated costs of the development of these reserves are accurate, that development will occur as scheduled or that the results of such development will be as estimated. Delays in the development of our reserves, increases in costs to drill and develop such reserves, or further decreases in commodity prices will reduce the future net revenues of our estimated proved undeveloped reserves and may result in some projects becoming uneconomical. In addition, delays in the development of reserves could force us to reclassify certain of our proved reserves as unproved reserves.

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

Our producing properties are primarily located in the Permian Basin of West Texas, making us vulnerable to risks associated with operating in a single geographic area. In addition, we have a large amount of proved reserves attributable to a small number of producing horizons within this area.

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

In addition to the geographic concentration of our producing properties described above, as of December 31, 2018, all of our proved reserves were attributable to the Midland and Delaware basins and the Eagle Ford Shale. This concentration of assets within a small number of producing horizons exposes us to additional risks, such as changes in field-wide rules and regulations that could cause us to permanently or temporarily shut-in all of our wells within a field.

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

Project areas on our properties are in various stages of development, ranging from project areas with current drilling or production activity to project areas that have limited drilling or production history. During the year ended December 31, 2018, Diamondback, which is the operator for approximately 37% of the acreage associated with our properties, drilled a total of 104 gross wells, of which 15 wells were in various stages of completion. If the wells in the process of being completed do not produce sufficient revenues or if dry holes are drilled, our financial condition, results of operations and cash available for distribution may be materially affected.

Our method of accounting for investments in oil and natural gas properties resulted in an impairment of asset value for the year ended December 31, 2016 and may result in further impairments in future periods.

We account for our oil and natural gas producing activities using the full cost method of accounting. Accordingly, all costs incurred in the acquisition, exploration and development of proved oil and natural gas properties, including the costs of abandoned properties, dry holes, geophysical costs and annual lease rentals are capitalized. All general and administrative corporate costs unrelated to drilling activities are expensed as incurred. Sales or other dispositions of oil and natural gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded unless the ratio of cost to proved reserves would significantly change. Depletion of evaluated oil and natural gas properties is computed on the units of production method, whereby capitalized costs plus estimated future development costs are amortized over total proved reserves. The average depletion rate per barrel equivalent unit of production was $9.33, $10.07 and $12.67 for the years ended December 31, 2018, 2017 and 2016, respectively.

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

An impairment on proved oil and natural gas properties of $47.5 million was recorded for the year ended December 31, 2016. No impairments on proved oil and natural gas properties were recorded for the years ended December 31, 2018 and 2017. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates–Method of Accounting for Oil and Natural Gas Properties.” If the prices of oil and natural gas decline, we may be required to write down the value of our oil and natural gas properties in the future, which could negatively affect our results of operations.

Our estimated reserves are based on many assumptions that may turn out to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.

Oil and natural gas reserve engineering is not an exact science and requires subjective estimates of underground accumulations of oil and natural gas and assumptions concerning future oil and natural gas prices, production levels, ultimate recoveries and operating and development costs. As a result, estimated quantities of proved reserves, projections of future production rates and the timing of development expenditures may be incorrect. Our historical estimates of proved reserves and related valuations as of December 31, 2018, 2017 and 2016, were prepared by Ryder Scott, an independent petroleum engineering firm, which conducted a well-by-well review of all our properties for the period covered by its reserve report using information provided by us. Over time, we may make material changes to reserve estimates taking into account the results of actual drilling, testing and production. Also, certain assumptions regarding future oil and natural gas prices, production levels and operating and development costs may prove incorrect. Any significant variance from these assumptions to actual figures could greatly affect our estimates of reserves, the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, the classifications of reserves based on risk of recovery and estimates of future net cash flows. A substantial portion of our reserve estimates are made without the benefit of a lengthy production history, which are less reliable than estimates based on a lengthy production history. Numerous changes over time to the assumptions on which our reserve estimates are based, as described above, often result in the actual quantities of oil and natural gas that we ultimately recover being different from our reserve estimates. Reserve estimates do not include any value for probable or possible reserves that may exist, nor do they include any value for unproved undeveloped acreage.

The estimates of reserves as of December 31, 2018, 2017 and 2016 were prepared using an average price equal to the unweighted arithmetic average of hydrocarbon prices received on a field-by-field basis on the first day of each month within the 12-month periods ended December 31, 2018, 2017 and 2016, respectively, in accordance with the SEC guidelines applicable to reserve estimates for such period.

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

Our credit agreement allows us to borrow in an amount up to the borrowing base, which is based on our oil and natural gas reserves and other factors as determined semi-annually by our lenders in their sole discretion. As of December 31, 2018, the borrowing base was set at $555.0 million, and we had $411.0 million of outstanding borrowings and $144.0 million available for future borrowings under our revolving credit facility. A decline in commodity prices could result in a redetermination that lowers our borrowing base at that time and, in such case, we could be required to repay any indebtedness outstanding in excess of the borrowing base. If we are unable to repay any borrowings in excess of a decreased borrowing base, we would be in default and no longer able to make any distributions to our unitholders.

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

Water is an essential component of deep shale oil and natural gas production during both the drilling and hydraulic fracturing processes. Parts of Texas have experienced drought conditions in the past years. As a result, some local water districts have begun restricting the use of water subject to their jurisdiction for hydraulic fracturing to protect local water supply. To the extent we acquire working interests in the future, if we are unable to obtain water to use in our operations from local sources, or we are unable to effectively utilize flowback water, we may be unable to economically drill for or produce oil and natural gas, which could have an adverse effect on our financial condition, results of operations and cash available for distribution.

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

Legislation or regulatory initiatives intended to address seismic activity could restrict drilling and production activities of our operators, as well as their ability to dispose of produced water gathered from such activities.
State and federal regulatory agencies have recently focused on a possible connection between hydraulic fracturing related activities, particularly the underground injection of wastewater into disposal wells, and the increased occurrence of seismic activity, and regulatory agencies at all levels are continuing to study the possible linkage between oil and gas activity and induced seismicity. In addition, a number of lawsuits have been filed in some states alleging that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. In response to these concerns, regulators in some states are seeking to impose additional requirements, including requirements regarding the permitting of produced water disposal wells or otherwise to assess the relationship between seismicity and the use of such wells. For example, on October 28, 2014, the Texas Railroad Commission adopted disposal well rule amendments designed, among other things, to require applicants for new disposal wells that will receive non-hazardous produced water or other oil and gas waste to conduct seismic activity searches utilizing the U.S. Geological Survey. The searches are intended to determine the potential for earthquakes within a circular area of 100 square miles around a proposed new disposal well. If the permittee or an applicant of a disposal well permit fails to demonstrate that the produced water or other fluids are confined to the disposal zone or if scientific data indicates such a disposal well is likely to be or determined to be contributing to seismic activity, then the agency may deny, modify, suspend or terminate the permit application or existing operating permit for that well. The Commission has used this authority to deny permits for waste disposal wells.
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

The board of directors of our general partner has adopted a policy pursuant to which the Operating Company will distribute all of the available cash it generates each quarter and we, in turn, will distribute all of the available cash we receive from the Operating Company to our common unitholders. This policy could limit our ability to grow and make acquisitions.

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

To the extent we issue additional units in connection with any acquisitions or growth capital expenditures or as in-kind distributions, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level. There are no limitations in our partnership agreement on our ability to issue additional units, including units ranking senior to the common units. The incurrence of commercial borrowings or other debt to finance our growth strategy would result in increased interest expense, which, in turn, would reduce the available cash that we have to distribute to our unitholders. Further, following the Tax Election on May 10, 2018, available cash for each quarter will also be reduced for cash needed for income taxes payable by us, if any.

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

In connection with a situation involving a transaction with an affiliate or a conflict of interest, other than one where our general partner is permitted to act in its sole discretion, any determination by our general partner must be made in good faith. If an affiliate transaction or the resolution of a conflict of interest is not approved by our unitholders or the conflicts committee then it will be presumed that, in making its decision, taking any action or failing to act, the board of directors acted in good faith, and in any proceeding brought by or on behalf of any limited partner or the partnership, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.

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

Diamondback is an established participant in the oil and natural gas industry and has resources greater than ours, which factors may make it more difficult for us to compete with Diamondback with respect to commercial activities as well as for potential acquisitions. As a result, competition from Diamondback and its affiliates could adversely impact our results of operations and cash available for distribution to our common unitholders.

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

Holders of our units have limited voting rights and are not entitled to elect our general partner or its directors, which could reduce the price at which our common units will trade.

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

Even if holders of our units are dissatisfied, they cannot initially remove our general partner without its consent.

If our unitholders are dissatisfied with the performance of our general partner, they have limited ability to remove our general partner. Unitholders will be unable to remove our general partner without its consent because affiliates of our general partner own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding units, voting as a single class, is required to remove our general partner. As of December 31, 2018, Diamondback owned 59% of our total units outstanding.

Our partnership agreement restricts the voting rights of unitholders owning 20% or more of our units (other than our general partner and its affiliates and permitted transferees).

Our partnership agreement restricts unitholders’ voting rights by providing that any units held by a person that owns 20% or more of any class of units then outstanding, other than our general partner, its affiliates, their transferees and persons who acquired such units with the prior approval of the board of directors of our general partner, may not vote on any matter. Our partnership agreement also contains provisions limiting the ability of unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting the ability of our unitholders to influence the manner or direction of management.

Cost reimbursements due to our general partner and its affiliates for services provided to us or on our behalf will reduce cash available for distribution to our common unitholders. There is no limit on the amount of expenses for which our general partner and its affiliates may be reimbursed. The amount and timing of such reimbursements will be determined by our general partner.

Prior to making any distribution to its unitholders, including us, the Operating Company will reimburse our general partner and its affiliates for all expenses they incur and payments they make on our behalf. There is no limit on the amount of expenses for which our general partner and its affiliates may be reimbursed. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by its affiliates. Our general partner will determine the expenses that are allocable to us. The reimbursement of expenses and payment of fees, if any, to our general partner and its affiliates will reduce the amount of cash available for distribution from the Operating Company to us and from us to our common unitholders.

At the time of our IPO, we and our general partner entered into an advisory services agreement with Wexford Capital LP, or Wexford, pursuant to which Wexford agreed to provide general finance and advisory services. Any fee paid would reduce the amount of cash available for distribution to our unitholders. We paid no amounts to Wexford under the advisory services agreement during 2017 and 2018. This agreement was terminated on November 12, 2018 with an effective date of December 31, 2018. In addition, we have entered into a tax sharing agreement with Diamondback pursuant to which we are required to reimburse Diamondback for our share of state and local income and other taxes borne by Diamondback as a result of our results being included in a combined or consolidated tax return filed by Diamondback with respect to taxable periods including or beginning on the closing date of our IPO. No amounts have been paid to Diamondback under the tax sharing agreement.

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

Common unitholders may have liability to repay distributions and in certain circumstances may be personally liable for the obligations of the partnership.

Under certain circumstances, common unitholders may have to repay amounts wrongfully returned or distributed to them. Under Section 17-607 of the Revised Uniform Limited Partnership Act, or the Delaware Act, we may not make a distribution to our unitholders if the distribution would cause our liabilities to exceed the fair value of our assets. Delaware law provides that for a period of three years from the date of the impermissible distribution, limited partners who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to the limited partnership for the distribution amount. Liabilities to partners on account of their partnership interests and liabilities that are non-recourse to the partnership are not counted for purposes of determining whether a distribution is permitted.

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

If at any time our general partner and its affiliates (including Diamondback) own more than 80% of the units, our general partner will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price equal to the greater of (1) the average of the daily closing price of the common units over the 20 trading days preceding the date three days before notice of exercise of the call right is first mailed and (2) the highest per-unit price paid by our general partner or any of its affiliates for common units during the 90-day period preceding the date such notice is first mailed. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return or a negative return on their investment. Unitholders may also incur a tax liability upon a sale of their units. Our general partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the limited call right. There is no restriction in our partnership agreement that prevents our general partner from causing us to issue additional common units and then exercising its call right. If our general partner exercised its limited call right, the effect would be to take us private and, if the units were subsequently deregistered, we would no longer be subject to the reporting requirements of the Exchange Act. The common units and Class B units are considered limited partner interests of a single class for these provisions. As of December 31, 2018, Diamondback owned 59% of our total units outstanding.

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

As of December 31, 2018, we had 51,653,956 common units and 72,418,500 Class B units outstanding. All of the Class B units are owned by Diamondback and Class B units must be redeemed (together with an equal number of units of the Operating Company, or the OpCo units) for common units prior to their sale to any person or entity not affiliated with Diamondback. Sales by holders of a substantial number of our common units in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities. In addition, we have provided registration rights to Diamondback. Pursuant to these registration rights, we have registered, under the Securities Act, all of the common units owned by Diamondback for resale (including common units issuable in respect of the Class B units and the OpCo units). Under our partnership agreement, our general partner and its affiliates have registration rights relating to the offer and sale of any common units that they hold.

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

We are treated as a corporation for U.S. federal income tax purposes and our cash available for distribution to our unitholders may be substantially reduced.
We are a Delaware limited partnership and, prior to May 10, 2018, we were treated as a pass-through entity for federal income tax purposes. On May 10, 2018, we elected to be treated as a corporation for U.S. federal income tax purposes. As a result, we are now subject to tax as a corporation at the corporate tax rate of 21%. Distributions on our common units will be treated as distributions on corporate stock for U.S. federal income tax purposes, and taxed again as corporate dividends (to the extent of our current and accumulated earnings and profits). While we do not expect to have any taxable income in the next four years due to an agreement between Diamondback and us to specially allocate to Diamondback priority allocations of $300 million of the Operating Company’s income and gains over losses and deductions (but before depletion), there’s no guarantee that we will not have any taxable income as a result of our equity interests in the Operating Company. Because an entity-level tax is imposed on us due to our status as a corporation for U.S. federal income tax purposes, our distributable cash flow may be substantially reduced by our tax liabilities.
Recently enacted U.S. tax legislation as well as future U.S. tax legislations may adversely affect our business, results of operations, financial condition and cash flow.
On December 22, 2017, the President signed into law Public Law No. 115-97, a comprehensive tax reform bill commonly referred to as the Tax Cuts and Jobs Act, or the Tax Act, that makes significant changes to U.S. federal income tax laws. Among other changes, the Tax Act contains significant changes to corporate taxation, including (i) a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, (ii) a new limitation on the deductibility of interest expense, (iii) a limitation on the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such net operating losses may be carried forward indefinitely), and (iv) a repeal of the domestic production activities deduction. There may be other material adverse effects resulting from the Tax Act that we have not identified and that could have an adverse effect on our business, results of operations, financial condition and cash flow.
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

PART II
ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Cash Distributions to Unitholders

Our common units are listed on the Nasdaq Global Select Market under the symbol “VNOM.” Our common units began trading on June 18, 2014 at an initial public offering price of $26.00 per common unit. The following table shows the low and high sales price per common unit, as reported by the Nasdaq Global Select Market, for the periods indicated:

Period:	High	Low	Cash Distributions per Common Unit(1)
2018
1st Quarter	$26.19	$21.46	$0.480
2nd Quarter	$33.63	$24.59	$0.600
3rd Quarter	$43.25	$29.86	$0.580
4th Quarter(2)	$44.00	$22.76	$0.510
2017
1st Quarter	$19.38	$15.37	$0.302
2nd Quarter	$18.63	$15.19	$0.332
3rd Quarter	$18.98	$14.76	$0.337
4th Quarter	$24.00	$18.02	$0.460

(1)	Distributions are shown for the quarter in which they were generated.

(2)	The Q4 2018 distribution is payable on February 25, 2019 to unitholders of record at the close of business on February 19, 2019.

There were two holders of record of our common units on January 31, 2019.

Cash Distribution Policy

The board of directors of our general partner has adopted a policy pursuant to which the Operating Company distributes all of the available cash it generates in each quarter to its unitholders (including us), and pursuant to which we in turn distribute all of the available cash we receive from the Operating Company to our common unitholders. Our available cash, and the available cash of the Operating Company, for each quarter is determined by the board of directors of our general partner following the end of such quarter. We expect that the Operating Company’s available cash for each quarter will generally equal its Adjusted EBITDA for the quarter, less cash needed for debt service and other contractual obligations and fixed charges and reserves for future operating or capital needs that the board of directors of our general partner deems necessary or appropriate, if any, and that our available cash for each quarter will generally equal our Adjusted EBITDA (which is our proportional share of the available cash of the Operating Company for the quarter), less, as a result of the Tax Election, cash needed and for the payment of income taxes by us, if any, and the preferred distribution.

We will not have a minimum quarterly distribution or employ structures intended to consistently maintain or increase distributions over time. The board of directors of our general partner may change our distribution policy at any time. Our partnership agreement does not require us to pay distributions to our common unitholders on a quarterly or other basis.

Recent Sales of Unregistered Securities

As previously reported, in connection with the Tax Election and related recapitalization transaction, (i) Viper issued 73,150,000 Class B units and (ii) the Operating Company issued 73,150,000 OpCo units, in each case, to Diamondback pursuant to the terms of the recapitalization agreement in exchange for the tender by Diamondback of the 73,150,000 common units owned by Diamondback to Viper. This exchange, the terms of which are described in more detail in the Introductory Note to the Current Report on Form 8-K, filed with the SEC on May 15, 2018 and incorporated herein by reference, occurred on May 9, 2018. In addition, on May 10, 2018, Viper issued 731,500 common units to Diamondback in exchange for 731,500 Class B units and 731,500 OpCo units, the terms of which transaction are also described in the Introductory Note referenced above and incorporated herein by reference. The issuance of the foregoing units was exempt from the registration requirements of the Securities Act of

1933, as amended, or the “Securities Act”, in reliance upon Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.
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

Presented below is our historical financial data for the periods and as of the dates indicated. The historical financial data for the years ended December 31, 2018, 2017 and 2016 and the balance sheet data as of December 31, 2018 and 2017 are derived from our audited consolidated financial statements included elsewhere in this Annual Report. The historical financial data for the years ended December 31, 2015 and 2014 and the balance sheet data as of December 31, 2016, 2015 and 2014 are derived from our previously filed audited financial statements, which are not included in this Annual Report on Form 10-K.

	Year Ended December 31,
(In thousands, except per share amounts)	2018	2017	2016	2015	2014
Statement of Operations Data:
Total operating income	$288,820	$172,033	$79,146	$74,859	$77,767
Total costs and expenses	85,833	58,212	88,457	50,484	37,350
Income (loss) from operations	202,987	113,821	(9,311)	24,375	40,417
Total other income (expense), net	(12,475)	(2,343)	(1,588)	44	(10,783)
Income (loss) before income taxes	190,512	111,478	(10,899)	24,419	29,634
Benefit from income taxes	(72,365)	—	—	—	—
Net income (loss)	262,877	111,478	(10,899)	24,419	29,634
Net income attributable to non-controlling interest	118,919	—	—	—	—
Net income (loss) attributable to Viper Energy Partners LP	$143,958	$111,478	$(10,899)	$24,419	$29,634

Allocation of net income:
Net income attributable to the period January 1, 2014 through June 22, 2014					$7,021
Net income attributable to the period June 23, 2014 through December 31, 2014					22,613
Total net income					$29,634

Net income (loss) attributable to common limited partners per unit:
Basic	$2.01	$1.07	$(0.13)	$0.31	$0.29
Diluted	$2.01	$1.07	$(0.13)	$0.31	$0.29

	Year Ended December 31,
(In thousands, except per share amounts)	2018	2017	2016	2015	2014
Statement of Operations Data:
Weighted average number of common limited partner units outstanding:
Basic	71,546	104,318	83,081	79,717	78,090
Diluted	71,626	104,383	83,081	79,727	78,102

	December 31,
(In thousands)	2018	2017	2016	2015	2014
Balance Sheet Data:
Cash and cash equivalents	$22,676	$24,197	$9,213	$539	$15,110
Total assets	1,654,064	1,013,037	670,549	529,731	537,402
Total liabilities	417,022	99,129	122,651	34,587	2,051
Total unitholders’ equity	542,102	913,908	547,898	495,144	535,351
Total equity	1,237,042	913,908	547,898	495,144	535,351

	Year Ended December 31,
(In thousands)	2018	2017	2016	2015	2014
Other Financial Data:
Net cash provided by operating activities	$244,493	$139,219	$68,627	$63,832	$51,813
Net cash used in investing activities	(614,253)	(344,079)	(205,721)	(43,907)	(96,815)
Net cash provided by (used in) financing activities	368,239	219,844	145,768	(34,496)	59,350

	Year Ended December 31,
(In thousands)	2018	2017	2016	2015	2014
Adjusted EBITDA(1)	$140,888	$157,556	$72,660	$68,317	$70,579

(1)	For more information, please read “—Non-GAAP Financial Measure” below.

Non-GAAP Financial Measure

Adjusted EBITDA

Adjusted EBITDA is a supplemental non-GAAP financial measure that is used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. We believe Adjusted EBITDA is useful because it allows us to more effectively evaluate our operating performance and compare the results of our operations from period to period without regard to our financing methods or capital structure. In addition, management uses Adjusted EBITDA in evaluating cash flow that will be available to pay distributions to our common unitholders.

We define Adjusted EBITDA as net income (loss) plus interest expense, net, interest expense–related party (net of capitalized interest), non-cash unit-based compensation expense, depletion expense, impairment expense, loss on revaluation of investment and benefit from income taxes. Adjusted EBITDA is not a measure of net income (loss) as determined by GAAP. We exclude the items listed above from net income (loss) in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which are components of Adjusted EBITDA.

Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net income (loss), royalty income, cash flow from operating activities or any other measure of financial performance or liquidity presented as determined in accordance with GAAP. Our computations of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies.

The following table presents a reconciliation of Adjusted EBITDA, to net income, our most directly comparable GAAP financial measure for the periods indicated:

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Net income (loss)	$262,877	$111,478	$(10,899)	$24,419	$29,634
Interest expense, net	13,849	3,164	2,455	1,110	487
Interest expense–related party, net of capitalized interest	—	—	—	—	10,755
Non-cash unit-based compensation expense	2,763	2,395	3,815	3,929	2,102
Depletion	58,830	40,519	29,820	35,436	27,601
Impairment	—	—	47,469	3,423	—
Loss on revaluation of investment	550	—	—	—	—
Benefit from income taxes	(72,365)	—	—	—	—
Consolidated Adjusted EBITDA	266,504	157,556	72,660	68,317	70,579
EBITDA attributable to non-controlling interest	(125,616)	—	—	—	—
Adjusted EBITDA attributable to Viper Energy Partners LP	$140,888	$157,556	$72,660	$68,317	$70,579

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a publicly traded Delaware limited partnership formed by Diamondback in February 2014 to, among other things, own, acquire and exploit oil and natural gas properties in North America. The Partnership is currently focused on oil and natural gas properties in the Permian Basin and Eagle Ford Shale. As of December 31, 2018, our general partner held a 100% general partner interest in us, and Diamondback owned 731,500 common units and all of our 72,418,500 outstanding Class B units, representing approximately 59% of our total units outstanding. Diamondback also owns and controls our general partner.

We operate in one reportable segment engaged in the acquisition of oil and natural gas properties. Our assets consist primarily of producing oil and natural gas properties principally located in the Permian Basin of West Texas.

Recapitalization, Tax Status Election and Related Transactions
On May 9, 2018, we filed an election with the Internal Revenue Service to change our federal income tax status from that of a pass-through partnership to that of a taxable entity via a “check the box” election. In connection with making this election, on that date we (i) amended and restated our First Amended and Restated Partnership Agreement, (ii) amended and restated the First Amended and Restated Limited Liability Company Agreement of Viper Energy Partners LLC, or Operating Company, (iii) amended and restated our existing registration rights agreement with Diamondback and (iv) entered into an exchange agreement with Diamondback, our general partner and the Operating Company. Simultaneously with the effectiveness of these agreements, Diamondback delivered and assigned to us the 73,150,000 common units Diamondback owned in exchange for (i) 73,150,000 of our newly-issued Class B units and (ii) 73,150,000 newly-issued units of the Operating Company pursuant to the terms of a Recapitalization Agreement dated March 28, 2018, as amended as of May 9, 2018, or Recapitalization Agreement. Immediately following that exchange, we continued to be the managing member of the Operating Company, with sole control of its operations, and owned approximately 36% of the outstanding units issued by the Operating Company, and Diamondback owned the remaining approximately 64% of the outstanding units issued by the Operating Company. The Operating Company units and our Class B units owned by Diamondback are exchangeable from time to time for the Partnership’s common units (that is, one Operating Company unit and one Partnership Class B unit, together, will be exchangeable for one Partnership common unit).

On May 10, 2018, the change in our income tax status became effective. On that date, pursuant to the terms of the Recapitalization Agreement, (i) the General Partner made a cash capital contribution of $1.0 million to us in respect of its general partner interest and (ii) Diamondback made a cash capital contribution of $1.0 million to us in respect of the Class B units. Diamondback, as the holder of the Class B units, and the General Partner, as the holder of the general partner interest, are entitled to receive an 8% annual distribution on the outstanding amount of these capital contributions, payable quarterly, as a return on this invested capital. On May 10, 2018, Diamondback also exchanged 731,500 Class B units and 731,500 units in the Operating Company for 731,500 of our common units and a cash amount of $10,000 representing a proportionate return of the $1.0 million invested capital in respect of our Class B units. The General Partner continues to serve as our general partner and Diamondback continues to control us. After the effectiveness of the tax status election and the completion of related transactions, our minerals business continues to be conducted through the Operating Company, which continues to be taxed as a partnership for federal and state income tax purposes. This structure was adopted to provide anticipated significant benefits to our business, including operational effectiveness, acquisition and disposition transactional planning flexibility and income tax efficiency. For additional information regarding the tax status election and related transactions, please refer to our Definitive Information Statement on Schedule 14C filed with the SEC on April 17, 2018 and our Current Report on Form 8-K filed with the SEC on May 15, 2018.

Sources of Our Income

Our income is primarily derived from royalty payments we receive from our operators based on the sale of oil and natural gas production, as well as the sale of natural gas liquids that are extracted from natural gas during processing. Royalty payments may vary significantly from period to period as a result of changes in commodity prices, production mix and volumes of production sold by our operators.

The following table presents the breakdown of our operating income for the following periods:

	Year Ended December 31,
	2018	2017	2016
Operating income
Royalty income
Oil sales	85%	81%	90%
Natural gas sales	4%	5%	4%
Natural gas liquid sales	8%	6%	6%
Lease bonus income	3%	8%	—%
	100%	100%	100%

As a result, our income is more sensitive to fluctuations in oil prices than they are to fluctuations in natural gas liquids or natural gas prices. Our income may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices. Oil, natural gas liquids and natural gas prices have historically been volatile.

During 2018, West Texas Intermediate posted prices ranged from $44.48 to $77.41 per Bbl and the Henry Hub spot market price of natural gas ranged from $2.49 to $6.24 per MMBtu. On December 28, 2018, the West Texas Intermediate posted price for crude oil was $45.15 per Bbl and the Henry Hub spot market price of natural gas was $3.25 per MMBtu. Lower prices may not only decrease our income, but also potentially the amount of oil and natural gas that our operators can produce economically. Lower oil and natural gas prices may also result in a reduction in the borrowing base under our credit agreement, which may be redetermined at the discretion of our lenders.

2018 Transactions and Recent Developments

Our Equity Offerings

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

Recent Acquisitions

During 2018, we acquired mineral interests from unrelated third parties underlying 3,585 net royalty acres for an aggregate purchase price of approximately $440.4 million and, as of December 31, 2018, had mineral interests underlying 14,841 net royalty acres. We funded these acquisitions primarily with cash on hand and borrowings under its revolving credit facility

On August 15, 2018, we acquired mineral interests from Diamondback underlying 32,424 gross (1,696 net royalty) acres primarily in Pecos County, Texas, in the Permian Basin, approximately 80% of which are operated by Diamondback, for $175.0 million.

Production and Operational Update

Our average daily production during the year ended December 31, 2018 was 17,275 BOE/d (70% oil), and our operators received an average of $56.13 per Bbl of oil, $24.41 per Bbl of natural gas liquids and $2.22 per Mcf of natural gas, for an average realized price of $44.83 per BOE.

During the fourth quarter of 2018, the operators of our Spanish Trail mineral interests brought online eight gross horizontal wells with an average royalty interest of 21%, consisting of two Lower Spraberry and six Wolfcamp wells. The operators of our Pecos County mineral interests brought online 11 gross horizontal wells with an average royalty interest of 2.7%, consisting of nine Wolfcamp A, one Second Bone Spring and one Third Bone Spring wells. Additionally, there is active development activity on our mineral acreage outside of Spanish Trail in Loving, Reeves, Midland, Pecos, Ward, Martin, Howard and Glasscock counties. As of January 23, 2019, there were 40 active rigs on our acreage and 619 active drilling permits filed in the past six months.

We declared a cash dividend for the fourth quarter of 2018 of $0.51 per common unit, payable on February 25, 2019, to unitholders of record at the close of business on February 19, 2019.

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

Income Tax Expense

Prior to our change in federal income tax status, we were organized as a pass-through entity for income tax purposes. As a result, our partners were responsible for federal income taxes on their share of our taxable income. Subsequent to our change in federal income tax status, we are subject to federal income taxes at the corporate statutory rate of 21%.

We are subject to the Texas margin tax. For the year ended December 31, 2018, we accrued $0.2 million for Texas margin tax payable pursuant to our tax sharing agreement with Diamondback. For the years ended December 31, 2017 and 2016, we did not accrue any Texas margin tax.

Results of Operations

The following table summarizes our revenue and expenses and production data for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Operating Results:
Operating income:
Royalty income	$282,661	$160,163	$78,837
Lease bonus income	2,920	11,764	—
Lease bonus income - related party	3,109	106	309
Other operating income	130	—	—
Total operating income	288,820	172,033	79,146
Costs and expenses:
Production and ad valorem taxes	19,048	10,608	5,544
Gathering and transportation	—	789	415
Depletion	58,830	40,519	29,820
Impairment	—	—	47,469
General and administrative expenses	7,955	6,296	5,209
Total costs and expenses	85,833	58,212	88,457
Income (loss) from operations	202,987	113,821	(9,311)
Other income (expense):
Interest expense, net	(13,849)	(3,164)	(2,455)
Loss on revaluation of investment	(550)	—	—
Other income, net	1,924	821	867
Total other income (expense), net	(12,475)	(2,343)	(1,588)
Income (loss) before income taxes	190,512	111,478	(10,899)
Benefit from income taxes	(72,365)	—	—
Net income (loss)	262,877	111,478	(10,899)
Net income attributable to non-controlling interest	118,919	—	—
Net income (loss) attributable to Viper Energy Partners LP	$143,958	$111,478	$(10,899)

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Production Data:
Oil (MBbls)	4,399	2,899	1,778
Natural gas (MMcf)	5,840	3,549	1,490
Natural gas liquids (MBbls)	933	533	328
Combined volumes (MBOE)	6,305	4,024	2,354
Daily combined volumes (BOE/d)	17,275	11,023	6,432
% Oil	70%	72%	76%

Average sales prices:
Oil, realized ($/Bbl)	$56.13	$48.36	$40.23
Natural gas realized ($/Mcf)	2.22	2.62	2.08
Natural gas liquids ($/Bbl)	24.41	20.02	12.84
Average price realized ($/BOE)	44.83	39.81	33.49

Average Costs ($/BOE):
Production and ad valorem taxes	$3.02	$2.64	$2.35
Gathering and transportation expense	—	0.20	0.18
General and administrative - cash component	0.82	0.97	0.59
Total operating expense - cash	$3.84	$3.81	$3.12

General and administrative - non-cash component	$0.44	$0.59	$1.62
Interest expense, net	2.20	0.79	1.04
Depletion	9.33	10.07	12.67

Comparison of the Years Ended December 31, 2018, 2017 and 2016

Royalty Income

Our royalty income for the years ended December 31, 2018, 2017 and 2016 was $282.7 million, $160.2 million and $78.8 million, respectively. Our royalty income is a function of oil, natural gas liquids and natural gas production volumes sold and average prices received for those volumes.

In addition to the increase in average prices received during the year ended December 31, 2018 as compared to the year ended December 31, 2017, we also benefited from a 57% increase in combined volumes sold by our operators. During the year ended year ended December 31, 2017, average prices received and combined volumes sold by our operators also increased as compared to the year ended December 31, 2016.

	2018 vs. 2017			2017 vs. 2016
	Change in prices	Production volumes(1)	Total net dollar effect of change	Change in prices	Production volumes(1)	Total net dollar effect of change
	(dollars in thousands except change in prices)
Effect of changes in price:
Oil	$7.77	4,399	$34,177	$8.13	2,899	$23,572
Natural gas	(0.40)	5,840	(2,336)	0.54	3,549	1,916
Natural gas liquids	4.39	933	4,094	7.18	533	3,829
Total income due to change in price			$35,935			$29,317

	2018 vs. 2017			2017 vs. 2016
	Change in production volumes(1)	Prior period average prices	Total net dollar effect of change	Change in production volumes(1)	Prior period average prices	Total net dollar effect of change
	(dollars in thousands except average prices)
Effect of changes in production volumes:
Oil	1,501	$48.36	$72,568	1,121	$40.23	$45,090
Natural gas	2,291	2.62	6,002	2,059	2.08	4,282
Natural gas liquids	399	20.02	7,993	205	12.84	2,637
Total income due to change in production volumes			86,563			52,009
Total change in income			$122,498			$81,326

(1)	Production volumes are presented in MBbls for oil and natural gas liquids and MMcf for natural gas.

Lease Bonus Income

Lease bonus income decreased by $5.8 million from $11.9 million for the year ended December 31, 2017 to $6.0 million for the year ended December 31, 2018. During the year ended December 31, 2018, we received $3.4 million which was attributable to lease bonus payments to extend the term of 15 leases, reflecting an average bonus of $4,513 per acre, and $2.7 million attributable to lease bonus payments on six new leases, reflecting an average bonus of $12,740 per acre. During the year ended December 31, 2017, we received $2.8 million which was attributable to lease bonus payments to extend the term of seven leases, reflecting an average bonus of $3,442 per acre, and $9.1 million attributable to lease bonus payments on three new leases, reflecting an average bonus of $14,320 per acre. During the year ended December 31, 2016, we received $0.3 million in lease bonus payments to extend the term of six leases, reflecting an average bonus of $1,371 per acre.

Other Operating Income

Other operating income was $0.1 million for the year ended December 31, 2018 primarily related to surface damage payments. We did not receive any other operating income for the year ended December 31, 2017 or 2016.

Impairment of Oil and Gas Properties

During the year ended December 31, 2016, we recorded an impairment of oil and natural gas properties of $47.5 million, as a result of the significant decline in commodity prices. No impairments were recorded for the year ended December 31, 2018 or 2017.

General and Administrative Expenses

For the years ended December 31, 2018, 2017 and 2016, we incurred general and administrative expenses of $8.0 million, $6.3 million and $5.2 million, respectively. The increase of $1.7 million in general and administrative expenses for the year ended December 31, 2018 as compared to 2017 was primarily due to expenses related to the change in tax status. The increase of $1.1 million for the year ended December 31, 2017 as compared to 2016 was primarily due to reimbursements paid to the general partner. The general and administrative expenses primarily reflect costs associated with us being a publicly traded limited partnership, unit-based compensation and the amounts reimbursed to our general partner under our partnership agreement. For each of the years ended December 31, 2018 and 2017, the General Partner received reimbursements from us of $2.5 million. For the year ended December 31, 2016, the General Partner did not receive any reimbursements from us.

Net Interest Expense

Net interest expense for the years ended December 31, 2018, 2017 and 2016 was $13.8 million, $3.2 million and $2.5 million, respectively. The increase of $10.7 million in net interest expense for the year ended December 31, 2018 as compared to 2017 was due to a higher average interest rate and increased average level of outstanding borrowings. The increase of $0.7 million in net interest expense for the year ended December 31, 2017 as compared to 2016 was also primarily due to a higher average interest rate and increased average level of outstanding borrowings under our credit agreement.

Provision for (Benefit From) Income Taxes

We recorded an income tax benefit of $72.4 million for the year ended December 31, 2018. Prior to the second quarter of 2018, we had no provision for or benefit from income taxes. Total income tax benefit for the year ended December 31, 2018 differed from amounts computed by applying the federal statutory tax rate to pre-tax income for the period primarily due to deferred taxes recognized as a result of our change in federal income tax status.

Adjusted EBITDA

Adjusted EBITDA is a supplemental non-GAAP financial measure that is used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. We believe Adjusted EBITDA is useful because it allows us to more effectively evaluate our operating performance and compare the results of our operations from period to period without regard to our financing methods or capital structure. In addition, management uses Adjusted EBITDA in evaluating cash flow that will be available to pay distributions to our common unitholders.

We define Adjusted EBITDA as net income (loss) plus interest expense, net, non-cash unit-based compensation expense, depletion expense, impairment expense, loss on revaluation of investment and benefit from income taxes. Adjusted EBITDA is not a measure of net income (loss) as determined by GAAP. We exclude the items listed above from net income (loss) in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which are components of Adjusted EBITDA.

Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net income (loss), royalty income, cash flow from operating activities or any other measure of financial performance or liquidity presented as determined in accordance with GAAP. Our computations of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies.

The following table presents a reconciliation of Adjusted EBITDA, to net income, our most directly comparable GAAP financial measure for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Net income (loss)	$262,877	$111,478	$(10,899)
Interest expense, net	13,849	3,164	2,455
Non-cash unit-based compensation expense	2,763	2,395	3,815
Depletion	58,830	40,519	29,820
Impairment	—	—	47,469
Loss on revaluation of investment	550	—	—
Benefit from income taxes	(72,365)	—	—
Consolidated Adjusted EBITDA	266,504	157,556	72,660
EBITDA attributable to non-controlling interest	(125,616)	—	—
Adjusted EBITDA attributable to Viper Energy Partners LP	$140,888	$157,556	$72,660

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

The board of directors of our general partner has adopted a policy pursuant to which the Operating Company will distribute all of the available cash it generates each quarter to unitholders (including us), and we, in turn, will distribute all of the available cash we receive from the Operating Company to our common unitholders.

Cash distributions are made to the common unitholders of record on the applicable record date, generally within 60 days after the end of each quarter. Available cash for us and the Operating Company for each quarter is determined by the board of directors of our general partner following the end of such quarter. Available cash for the Operating Company for each quarter will generally equal its Adjusted EBITDA reduced for cash needed for debt service and other contractual obligations and fixed charges and reserves for future operating or capital needs that the board of directors of our general partner deems necessary or appropriate, if any, and our available cash will generally equal our Adjusted EBITDA (which will be our proportionate share of the available cash distributed to us by the Operating Company), less as a result of the Tax Election, cash needed for the payment of income taxes payable by us, if any.

We will not have a minimum quarterly distribution or employ structures intended to consistently maintain or increase distributions over time. The board of directors of our general partner may change our distribution policy at any time. Our partnership agreement does not require us to pay distributions to our common unitholders on a quarterly or other basis.

The following table presents cash distributions approved by the board of directors of our general partner for the periods presented:

Declaration Date	Quarter	Amount per Common Unit	Payment Date	Amount Distributed to Diamondback
				(in thousands)
May 2, 2016	Q1 2016	$0.149	May 23, 2016	$10,497
July 21, 2016	Q2 2016	$0.189	August 22, 2016	$13,693
October 25, 2016	Q3 2016	$0.207	November 18, 2016	$14,997
February 3, 2017	Q4 2016	$0.258	February 24, 2017	$18,692
April 28, 2017	Q1 2017	$0.302	May 25, 2017	$21,880
July 28, 2017	Q2 2017	$0.332	August 24, 2017	$24,286
October 16, 2017	Q3 2017	$0.337	November 14, 2017	$24,652
January 31, 2018	Q4 2017	$0.460	February 26, 2018	$33,649
April 5, 2018	Q1 2018	$0.480	April 27, 2018	$35,112
July 27, 2018	Q2 2018	$0.600	August 20, 2018	$43,901
October 23, 2018	Q3 2018	$0.580	November 19, 2018	$42,447
January 30, 2019	Q4 2018	$0.510	February 25, 2019	*
* The Q4 2018 distribution is payable on February 25, 2019 to unitholders of record at the close of business on February 19, 2019. Based on the common units and Operating Company units held by Diamondback on February 5, 2019, the Q4 2018 distribution payable to Diamondback on February 25, 2019 will be approximately $37.3 million.

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

Our Credit Agreement

On July 8, 2014, we entered into a secured revolving credit agreement, or revolving credit facility, with Wells Fargo, as administrative agent, certain other lenders, and the Operating Company as guarantor. On May 8, 2018, the Operating Company assumed all liabilities as borrower under the credit agreement and we became a guarantor of the credit agreement. On July 20, 2018, we, the Operating Company, Wells Fargo and the other lenders amended and restated the credit agreement to reflect its assumption by the Operating Company. The credit agreement, as amended and restated, provides for a revolving credit facility in the maximum credit amount of $2.0 billion and a borrowing base based on our oil and natural gas reserves and other factors (the “borrowing base”) of $555.0 million, subject to scheduled semi-annual and other borrowing base redeterminations. The borrowing base is scheduled to be re-determined semi-annually with effective dates of May 1st and October 26th. In addition, the Operating Company and Wells Fargo each may request up to three interim redeterminations of the borrowing base during any 12-month period. As of December 31, 2018, the borrowing base was set at $555.0 million, and we had $411.0 million of outstanding borrowings and $144.0 million available for future borrowings under our revolving credit facility.

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

As of December 31, 2018, the Operating Company was in compliance with all financial covenants under its credit agreement. The lenders may accelerate all of the indebtedness under the Operating Company’s revolving credit facility upon the occurrence and during the continuance of any event of default. The credit agreement contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross-default, bankruptcy and change of control. With certain specified exceptions, the terms and provisions of our credit agreement generally may be amended with the consent of the lenders holding a majority of the outstanding loans or commitments to lend.

Cash Flows

The following table presents our cash flows for the period indicated:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Cash Flow Data:
Net cash provided by operating activities	$244,493	$139,219	$68,627
Net cash used in investing activities	(614,253)	(344,079)	(205,721)
Net cash provided by financing activities	368,239	219,844	145,768
Net increase (decrease) in cash	$(1,521)	$14,984	$8,674

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

Investing Activities

Net cash used in investing activities was $614.3 million, $344.1 million and $205.7 million during the years ended December 31, 2018, 2017 and 2016, respectively, related to acquisitions of oil and natural gas interests and land.

Financing Activities

Net cash provided by financing activities was $368.2 million during the year ended December 31, 2018, primarily related to proceeds from net borrowings under our credit facility of $317.5 million and net proceeds from our public offerings of common units of $303.1 million, partially offset by distributions to our unitholders of $253.5 million during 2018.

Net cash provided by financing activities was $219.8 million during the year ended December 31, 2017, primarily related to aggregate net proceeds of $380.0 million from our public offerings of common units in January and July 2017, partially offset by $130.9 million of distributions to our unitholders and $27.0 million of net repayments under our revolving credit agreement during 2017.

Net cash provided by financing activities was $145.8 million during the year ended December 31, 2016 primarily related to $86.0 million of net borrowings under our revolving credit agreement and net proceeds of $125.0 million from our public offering of common units partially offset by $64.8 million of distributions to our unitholders during 2016.

Contractual Obligations

The following table summarizes our contractual obligations and commitments as of December 31, 2018:

	Payments Due by Period
	Total	2019	2020-2021	2022-2023	Thereafter
	(in thousands)
Credit agreement(1)	$411,000	$—	$—	$411,000	$—
Interest and commitment fees under our credit agreement(2)	$2,070	$540	$1,080	$450	$—
	$413,070	$540	$1,080	$411,450	$—

(1)
Includes the outstanding principal amount under the credit agreement, the table does not include interest expense or other fees payable under this floating rate facility as we cannot predict the timing of future borrowings and repayments or interest rates to be charged.

(2)
This table reflects only the minimum amount of interest and commitment fees due, which as of December 31, 2018 includes a commitment fee equal to 0.375% per year of the unused portion of the borrowing base of our credit agreement. The table does not include interest expense as we cannot predict the timing of future borrowings and repayments or interest rates to be charged. See Note 5–Debt to our consolidated financial statements and related notes included elsewhere in this Annual Report.

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

We evaluate these estimates on an ongoing basis, using historical experience, consultation with experts and other methods we consider reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from our estimates. Any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. Significant items subject to such estimates and assumptions include estimates of proved oil and natural gas reserves and related present value estimates of future net cash flows therefrom, the carrying value of oil and natural gas properties, unit–based compensation and estimate of income taxes.

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

Royalty Interest and Revenue Recognition

Royalty interests represent the right to receive revenues (oil and natural gas sales), less production and operating taxes and post-production costs. Revenue is recorded when control passes to the producer.

Holders of royalty interests have no rights or obligations to explore, develop or operate the property and do not incur any of the costs of exploration, development and operation of the property.

Impairment

The net capitalized costs of proved oil and natural gas properties are subject to a full cost ceiling limitation in which the costs are not allowed to exceed their related estimated future net revenues discounted at 10%. To the extent capitalized costs of evaluated oil and natural gas properties, net of accumulated depreciation, depletion, amortization, impairment and deferred income taxes exceed the discounted future net revenues of proved oil and natural gas reserves, less any related income tax effects, the excess capitalized costs are charged to expense. In calculating future net revenues, prices are calculated as the average oil and natural gas prices during the preceding 12-month period prior to the end of the current reporting period, determined as the unweighted arithmetic average first-day-of-the-month prices for the prior 12-month period and costs used are those as of the end of the appropriate quarterly period.

Accounting for Unit-Based Compensation

Unit-based compensation grants are measured at their grant date fair value and related compensation cost is recognized over the vesting period of the grant. The LTIP and related accounting policies are defined and described more fully in Note 7–Unit-Based Compensation to our audited consolidated financial statements included elsewhere in this Annual Report. The determination of the fair value of an award requires significant estimates and subjective judgments regarding, among other things, the appropriate option pricing model, the expected life of the award and forfeiture rate assumptions. Estimates of the fair value of unit options granted during the year ended December 31, 2018, were completed using a Black-Scholes option valuation model, which requires us to make several assumptions.

Investments

We have an equity interest in a limited partnership that is so minor that we have no influence over the limited partnership’s operating and financial policies. This interest was acquired during the year ended December 31, 2014 and was accounted for under the cost method. Effective January 1, 2018, we adopted Accounting Standards Update 2016-01 which requires us to measure this investment at fair value which resulted in a downward adjustment of $18.7 million to record the impact of this adoption. For the year ended December 31, 2018, we recorded a loss of $0.6 million, which then decreased our investment balance to $14.5 million, which is included in other assets in the accompanying consolidated balance sheets.

Income Taxes

Prior to May 10, 2018, we were treated as a pass-through entity for federal income tax purposes. On May 10, 2018, we elected to be treated as a corporation for U.S. federal income tax purposes. We use the asset and liability method of accounting for income taxes, under which deferred tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and (ii) operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are based on enacted tax rates applicable to the future period when those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period the rate change is enacted. A valuation allowance is provided for deferred tax assets when it is more likely than not the deferred tax assets will not be realized.
We are subject to margin tax in the state of Texas pursuant to a tax sharing agreement with Diamondback, as discussed further in Note 10—Income Taxes of our consolidated financial statements included elsewhere in the Annual Report. In addition to the 2018 tax year, our 2015 through 2017 tax years, during which we were treated as a pass-through entity for federal income tax purposes, remain open to examination by tax authorities. As of December 31, 2018 and December 31, 2017, we had no unrecognized tax benefits that would have a material impact on the effective tax rate. We are continuing our practice of recognizing interest and penalties related to income tax matters as interest expense and general and administrative expenses, respectively. During the years ended December 31, 2018, 2017 and 2016, there was no interest or penalties associated with uncertain tax positions recognized in our consolidated financial statements.

Recent Accounting Pronouncements

Recently Adopted Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers”. This update supersedes most of the existing revenue recognition requirements. This standard included a five-step revenue recognition model to depict the transfer of goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Among other things, the standard also eliminated industry-specific revenue guidance, required enhanced disclosures about revenue, provided guidance for transactions that were not previously addressed comprehensively and improved guidance for multiple-element arrangements. We adopted this standard effective January 1, 2018 using the modified retrospective method. We utilized a bottom-up approach to analyze the impact of the new standard by reviewing its current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to its revenue contracts and the impact of adopting this standard on its total revenues, operating income and our consolidated balance sheet. The adoption of this standard did not result in a cumulative-effect adjustment.

In January 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-01, “Financial Instruments–Overall”. This update applies to any entity that holds financial assets or owes financial liabilities. This update requires equity investments (except for those accounted for under the equity method or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. We adopted this standard effective January 1, 2018 by means of a negative cumulative-effect adjustment totaling $18.7 million.

In November 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-18, “Statement of Cash Flows - Restricted Cash”. This update affects entities that have restricted cash or restricted cash equivalents. We adopted this update effective January 1, 2018. The adoption of this update did not have an effect on the presentation on the Statement of Cash Flows.

In January 2017, the Financial Accounting Standards Board issued Accounting Standards Update 2017-01, “Business Combinations - Clarifying the Definition of a Business”. This update apples to all entities that must determine whether they acquired or sold a business. This update provides a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. We adopted this update prospectively effective January 1, 2018. The adoption of this update did not have an impact on our financial position, results of operations or liquidity.

Accounting Pronouncements Not Yet Adopted

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-02, “Leases”. This update applies to any entity that enters into a lease, with some specified scope exemptions. Under this update, a lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. While there were no major changes to the lessor accounting, changes were made to align key aspects with the revenue recognition guidance. Entities will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. As of December 31, 2018, we were not the lessor or lessee of any leases other than mineral leases which were excluded from the scope of this Accounting Standards Update. We will adopt this standard effective January 1, 2019 using the modified retrospective method. The adoption of this standard will not have an effect on our financial position, results of operations or liquidity.

In January 2018, the Financial Accounting Standards Board issued Accounting Standards Update 2018-01, “Leases - Land Easement Practical Expedient for Transition to Topic 842”. This update applies to any entity that holds land easements. The update allows entities to adopt a practical expedient to not evaluate existing or expired land easements under Topic 842 that were not previously accounted for as leases under the current leases guidance. An entity that elects this practical expedient should evaluate new or modified land easements under Topic 842 beginning at the date that the entity adopts Topic 842. We adopted this update effective January 1, 2019. The adoption of this standard did not have an effect on our financial position, results of operations or liquidity.

In July 2018, the Financial Accounting Standards Board issued Accounting Standards Update 2018-10, “Codification Improvements to Topic 842, Leases”. This update provides clarification and corrects unintended application of certain sections in the new lease guidance. We adopted this update effective January 1, 2019. The adoption of this standard did not have an effect on our financial position, results of operations or liquidity.

In July 2018, the Financial Accounting Standards Board issued Accounting Standards Update 2018-11, “Lease (Topic 842): Targeted Improvements”. This update provides another transition method of allowing entities to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We adopted this update effective January 1, 2019. The adoption of this standard did not have an effect on our financial position, results of operations or liquidity.

In December 2018, the Financial Accounting Standards Board issued Accounting Standards Update 2018-20, “Leases (Topic 842) - Narrow-Scope Improvements for Lessors”. This update provides a practical expedient for lessors to elect not to evaluate whether sales taxes and other similar taxes are lessor costs. The update also requires a lessor to exclude from variable payments those costs paid directly by the lessee to third parties and include lessor costs paid by the lessor and reimbursed by the lessee. We adopted this update effective January 1, 2019. The adoption of this standard did not have an effect on our financial position, results of operations or liquidity.

In June 2018, the Financial Accounting Standards Board issued Accounting Standards Update 2018-07, “Stock Compensation - Improvements to Nonemployee Share-Based Payment Accounting”. This update applies the existing employee guidance to nonemployee share-based transactions, with the exception of specific guidance related to the attribution of compensation cost. We adopted this update effective January 1, 2019. The adoption of this standard did not have an effect on our financial position, results of operations or liquidity.

In July 2018, the Financial Accounting Standards Board issued Accounting Standards Update 2018-09, “Codification Improvements”. This update provides clarification and corrects unintended application of the guidance in various sections. We adopted this update effective January 1, 2019. The adoption of this standard did not have an effect on our financial position, results of operations or liquidity.

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-13, “Financial Instruments - Credit Losses”. This update affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. This update will be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We do not believe the adoption of this standard will have an impact on our financial statements since it does not have a history of credit losses.

In November 2018, the Financial Accounting Standards Board issued Accounting Standards Update 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses”. This update clarifies that receivables arising from operating leases are not in scope of this topic, but rather Topic 842, Leases. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. This update will be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We do not believe the adoption of this standard will have an impact on our financial statements since we do not have a history of credit losses.

Inflation

Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the years ended December 31, 2018, 2017 and 2016. Although the impact of inflation has been insignificant in recent years, it continues to be a factor in the U.S. economy and our operators do experience inflationary pressure on the costs of oilfield services and equipment as drilling activity increases in the areas in which our properties are located.

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

Credit Risk

We are subject to risk resulting from the concentration of royalty interest revenues in producing oil and natural gas properties and receivables with several significant purchasers. For the year ended December 31, 2018, three purchasers each accounted for more than 10% of royalty interest revenue: Shell Trading (US) Company, or Shell Trading (31%), Concho Resources, Inc. (16%) and Trafigura Trading LLC (11%). For the year ended December 31, 2017, two purchasers each accounted for more than 10% of royalty interest revenue: Shell Trading (47%) and RSP Permian LLC (23%). For the year ended December 31, 2016, two purchasers each accounted for more than 10% of royalty interest revenue: Shell Trading (57%) and RSP Permian LLC (32%). We do not require collateral and do not believe the loss of any single purchaser would materially impact our operating results, as crude oil and natural gas are fungible products with well-established markets and numerous purchasers.

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on our indebtedness under our credit agreement. The terms of our credit agreement provide for interest on borrowings at a floating rate equal to an alternative base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.50% and 3-month LIBOR plus 1.0%) or LIBOR, in each case plus the applicable margin. The applicable margin ranges from 0.75% to 1.75% in the case of the alternative base rate and from 1.75% to 2.75% per annum in the case of LIBOR, in each case depending on the amount of the loans outstanding in relation to the borrowing base. We entered into this credit agreement on July 8, 2014, as subsequently amended and restated, and as of December 31, 2018, we had $411.0 million in outstanding borrowings. Our weighted average interest rate was 4.34%. An increase or decrease of 1% in the interest rate would have a corresponding decrease or increase in our interest expense of approximately $4.1 million based on the $411.0 million outstanding in the aggregate under our credit agreement on December 31, 2018.

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

As of December 31, 2018, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer of our general partner have concluded that as of December 31, 2018, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

Management conducted an evaluation of the effectiveness of the Partnership’s internal control over financial reporting based on the framework in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in the 2013 Internal Control-Integrated Framework, management did not identify any material weaknesses in the Partnership’s internal control over financial reporting and determined that the Partnership maintained effective internal control over financial reporting as of December 31, 2018.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Grant Thornton LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Partnership included in this Annual Report on Form 10-K, has issued their report on the effectiveness of the Partnership’s internal control over financial reporting at December 31, 2018. The report, which expresses an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting at December 31, 2018, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Partners
Viper Energy Partners LP

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Viper Energy Partners LP (a Delaware limited partnership) and subsidiary (collectively, the “Partnership”) as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2018, and our report dated February 15, 2019 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and limitations of internal control over financial reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma
February 15, 2019

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

Executive Officers and Directors of Our General Partner

The following table shows information for the executive officers and directors of our general partner as of January 31, 2019. Directors hold office until their successors have been elected or qualified or until the earlier of their death, resignation, removal or disqualification. Executive officers serve at the discretion of the board. There are no family relationships among any of our directors or executive officers.

Name	Age	Position With Our General Partner
Travis D. Stice	57	Chief Executive Officer, Director
Kaes Van't Hof	32	President
Teresa L. Dick	49	Chief Financial Officer, Executive Vice President and Assistant Secretary
Russell Pantermuehl	59	Executive Vice President—Reservoir Engineering
Thomas F. Hawkins	64	Senior Vice President—Land
Randall J. Holder	65	Executive Vice President, General Counsel and Secretary
Paul S. Molnar	62	Executive Vice President—Exploration and Business Development
Steven E. West	58	Executive Chairman, Director
W. Wesley Perry	63	Director
Spencer D. Armour	64	Director
Michael L. Hollis	43	Director
James L. Rubin	34	Director
Rosalind Redfern Grover	77	Director

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

Kaes Van’t Hof. Mr. Van't Hof has served as President of our general partner since March 2017. Mr. Van't Hof joined Diamondback in July 2016 as Vice President—Strategy and Corporate Development and was promoted to Senior Vice President-Strategy and Corporate Development in February 2017. Prior to his positions with us and Diamondback, Mr. Van't Hof served as Chief Executive Officer for Bison Drilling and Field Services from September 2012 to June 2016. From August 2011 to August 2012, Mr. Van't Hof was an analyst for Wexford Capital LP responsible for developing operating models and business plans, including in connection with our initial public offering, and before that worked for the Investment Banking-Financial Institutions Group of Citigroup Global Markets, Inc. from February 2010 to August 2011. Mr. Van't Hof was a professional tennis player from May 2008 to January 2010. Mr. Van't Hof received a Bachelor of Science in Accounting and Business Administration from the University of Southern California.

Teresa L. Dick. Ms. Dick has served as Chief Financial Officer, Executive Vice President and Assistant Secretary of our general partner since February 2017 and served as Chief Financial Officer, Senior Vice President and Assistant Secretary from February 2014 to February 2017. She has also served as Diamondback's Executive Vice President and Chief Financial Officer since February 2017, as its Assistant Secretary since October 2012, as its Chief Financial Officer and Senior Vice President from November 2009 to February 2017 and as its Corporate Controller from November 2007 until November 2009. From June 2006 to November 2007, Ms. Dick held a key management position as the Controller/Tax Director at Hiland Partners, a publicly traded midstream energy master limited partnership. Ms. Dick has over 19 years of accounting experience, including over eight years of public company experience in both audit and tax areas. Ms. Dick received her Bachelor of Business Administration degree in Accounting from the University of Northern Colorado. She is a certified public accountant and a member of the American Institute of CPAs and the Council of Petroleum Accountants Societies.

Russell Pantermuehl. Mr. Pantermuehl has served as Executive Vice President—Reservoir Engineering of our general partner since February 2017 and served as Vice President—Reservoir Engineering from February 2014 to February 2017. He has also served as Diamondback's Executive Vice President-Reservoir Engineering since February 2017, and served as Vice President-Reservoir Engineering from August 2011 to February 2017. Prior to his positions with us and Diamondback, Mr. Pantermuehl served as a reservoir engineering supervisor for Concho Resources Inc., an oil and gas exploration company, from March 2010 to August 2011. Mr. Pantermuehl worked for ConocoPhillips Company as a reservoir engineering advisor from January 2005 to March 2010. Mr. Pantermuehl also worked as an independent consultant in the oil and gas industry from March 2000 to December 2004. He received a Bachelor of Science degree in Petroleum Engineering from Texas A&M University.

Thomas F. Hawkins. Mr. Hawkins has served as Senior Vice President—Land of our general partner since March 2017. He has also served as Diamondback's Senior Vice President-Land since March 2017. Prior to his positions with us and Diamondback, Mr. Hawkins was an independent consultant for land activities from July 2016 to February 2017. Mr. Hawkins has over 38 years of experience in the oil and gas industry. Mr. Hawkins spent seven years with Oasis Petroleum Inc., an oil and gas company, as its Senior Vice President of Land or in related capacities from March 2009 to June 2016. Until February 2009, Mr. Hawkins spent 31 years with ConocoPhillips and Burlington Resources (which ConocoPhillips acquired in 2006). During that time, Mr. Hawkins held various operations and managerial positions in the land, marketing, planning and the corporate acquisitions and divestitures groups. Mr. Hawkins has worked in several major regions in the continental United States, including the San Juan Basin, the Williston Basin and the Austin Chalk/Wilcox Trends in South Texas. Mr. Hawkins holds a Bachelor of Business Administration in Finance from the University of Texas at El Paso.

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
Spencer D. Armour. Mr. Armour has been a member of the board of directors of our general partner since July 2017. Mr. Armour has over 30 years of executive and entrepreneurial experience in the energy services industry. Mr. Armour has served as a partner of Geneses Investments since January 2019. He served as President of PT Petroleum LLC in Midland, Texas from March 2013 until January 2019. He was the Vice President of Corporate Development for Basic Energy Services, Inc. from 2007 to 2008, which acquired Sledge Drilling Corp., a company Mr. Armour co-founded and served as Chief Executive Officer for from 2005 to 2006. From 1998 through 2005, he served as Executive Vice President of Patterson-UTI Energy, Inc., which acquired Lone Star Mud, Inc., a company Mr. Armour founded and served as President from 1986 to 1997. Mr. Armour has served as a director of ProPetro Holding Corp. since February 2013 and as a director of CES Energy since December 2018. Mr. Armour also served on the Patterson-UTI Board of Directors from 1999 through 2001. Mr. Armour received a Bachelor of Science in Economics from the University of Houston and was appointed to the University of Houston System Board of Regents in 2011 by former Texas Governor Rick Perry.
We believe that Mr. Armour’s extensive experience in the oil and gas industry qualify him to serve on the board of directors of our general partner.

Michael L. Hollis. Mr. Hollis has been a member of the board of directors of our general partner since June 2014. He has served as Diamondback’s President since January 2017, Chief Operating Officer since July 2015 and as director since April 2018. He also served as Vice President-Drilling of Diamondback from September 2011 until July 2015. Prior to his positions with Diamondback, Mr. Hollis served in various roles, most recently as drilling manager at Chesapeake Energy Corporation, an oil and gas exploration company, from June 2006 to September 2011. He worked for ConocoPhillips Company as a senior drilling engineer from January 2002 to June 2006 and as a process engineer from 2001 to 2003. Mr. Hollis also worked as a production engineer for Burlington Resources from 1998 to 2001 as well as from June 2003 to January 2004. Mr. Hollis received his Bachelor of Science degree in Chemical Engineering from Louisiana State University.

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

Meetings of the Board of Directors

During 2018, the board of directors of our general partner met three times. Each director attended at least 86% of the meetings of the board and the committees of the board on which he or she served that occurred during 2018.

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

Audit Committee

The audit committee assists the board of directors in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and partnership policies and controls. The audit committee has the sole authority to retain and terminate our independent registered public accounting firm, approve all auditing services and related fees and the terms thereof performed by our independent registered public accounting firm, and pre-approve any non-audit services and tax services to be rendered by our independent registered public accounting firm. The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm has unrestricted access to the audit committee and our management, as necessary. The audit committee met four times during 2018. The audit committee has adopted a charter, which is available on our website under the “corporate governance” section at http://ir.viperenergy.com.

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

Based solely on a review of the copies of reports on Forms 3, 4 and 5 and amendments thereto furnished to us and written representations from the executive officers and directors of our general partner, we believe that during the year ended December 31, 2018 the officers and directors of our general partner and beneficial owners of more than 10% of our equity securities registered pursuant to Section 12 were in compliance with the applicable requirements of Section 16(a).

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

The executive officers of our general partner, as well as the employees of Diamondback who provide services to us, may participate in employee benefit plans and arrangements sponsored by Diamondback, including plans that may be established in the future. Certain of our general partner’s executive officers and employees and certain employees of Diamondback who provide services to us currently hold grants under Diamondback’s equity incentive plans. Except with respect to any awards that may be granted under the LTIP, the executive officers of our general partner do not receive separate amounts of compensation in relation to the services they provide to us. In accordance with the terms of our partnership agreement, we reimburse Diamondback for compensation related expenses attributable to the portion of the executive’s time dedicated to providing services to us. Although we bear an allocated portion of Diamondback’s costs of providing compensation and benefits to employees who serve as executive officers of our general partner, we have no control over such costs and did not establish and do not direct the compensation policies or practices of Diamondback. Except with respect to awards granted under the LTIP, compensation paid or awarded by us in 2018 consisted only of the portion of compensation paid by Diamondback that is allocated to us and our general partner pursuant to Diamondback’s allocation methodology and subject to the terms of the partnership agreement.

A full discussion of the compensation programs for Diamondback’s executive officers and the policies and philosophy of the compensation committee of Diamondback’s board of directors will be set forth in Diamondback’s 2019 proxy statement under the heading “Compensation Discussion and Analysis.” Specifically, compensation paid directly by us through our LTIP or indirectly by us through reimbursement pursuant to our partnership agreement will be included in the amounts set forth in certain of the tables set forth in Diamondback’s 2019 proxy statement, with awards outstanding pursuant to our LTIP separately identified.

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

During 2018, our general partner made grants under the LTIP of phantom units to the non-employee directors of our general partner (see “Director Compensation” below for information regarding those awards). In addition, on February 13, 2018, our general partner granted 48,033 and 53,370 phantom units, respectively, to Messrs. Stice and Van’t Hof under the LTIP, with each such grant vesting in three equal installments beginning on February 16, 2018.

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

Each non-employee director receives a compensation package that consists of an annual cash retainer of $60,000 plus an additional annual payment of $15,000 for the chairperson and $10,000 for each other member of the audit committee and $10,000 for the chairperson and $5,000 for each other member of each other committee. In addition, each non-employee director receives an equity award of phantom units under the LTIP granted annually at the close of business on July 10th of each year or, if not a business day, the first business day thereafter. The number of phantom units awarded is calculated by dividing $100,000 by the average closing price of our common units for the five trading days immediately proceeding the date of grant. The awards vest on the first anniversary of the grate date. Our directors are also reimbursed for out-of-pocket expenses in connection with attending meetings of the board of directors or its committees.

Each member of the board of directors of our general partner is indemnified for his or her actions associated with being a director to the fullest extent permitted under Delaware law.

The following table sets forth the aggregate dollar amount of all fees paid to each of the non-employee directors of our general partner during 2018 for their services on the board:

Name	Fees Earned or Paid in cash (a)	Unit Awards (b)	Total
Spencer D. Armour (e)	$75,000	$105,153	$180,153
Rosalind Redfern Grover (c)(d)(e)	75,000	105,153	180,153
W. Wesley Perry (c)(d)(e)	85,000	105,153	190,153
James L. Rubin (c)(d)(e)	60,000	105,153	165,153
Steven E. West (c)(d)(e)	60,000	105,153	165,153

(a)	This column reflects the value of a director’s annual retainer.

(b)
The amount in this column represents the aggregate grant date fair value of phantom units granted in the fiscal year calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, “Compensation - Stock Compensation.” Distribution equivalent rights are not reflected in the aggregate grant date fair value of phantom unit awards.

(c)
Each of Ms. Grover and Messrs. Perry, Rubin and West received a grant of 5,424 phantom units on August 24, 2016, of which 1,808 vested and settled on the date of grant, 1,808 vested and settled on June 17, 2017 and 1,808 phantom units vested and settled on June 17, 2018, pursuant to the LTIP, with each unit having a grant date fair value of $16.57. Each phantom unit is the economic equivalent of one of our common units.

(d)
Each of Ms. Grover and Messrs. Armour, Perry, Rubin and West received a grant of 6,414 phantom units on July 25, 2017, which vested and settled on July 1, 2018, pursuant to the LTIP, with each unit having a grant date fair value of $16.78. Each phantom unit is the economic equivalent of one of our common units.

(e)
Each of Ms. Grover and Messrs. Armour, Perry, Rubin and West received a grant of 3,063 phantom units on July 10, 2018, which will vest and settle on July 10, 2019, pursuant to the LTIP, with each unit having a grant date fair value of $34.33. Each phantom unit is the economic equivalent of one of our common units.

Messrs. Stice and Hollis are both directors of our general partner, but Mr. Stice is also an executive officer of our general partner and both Messrs. Stice and Hollis are employees of Diamondback E&P LLC. Each of Messrs. Stice and Hollis has received awards pursuant to the LTIP for his service as an executive officer or employee, respectively, and unrelated to his service as directors. These awards are reflected in the tables contained in Diamondback’s 2019 proxy statement under the heading “Compensation Discussion and Analysis.”

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

Compensation Policies and Practices as They Relate to Risk Management

We do not have any employees. We are managed and operated by the directors and officers of our general partner and employees of Diamondback perform services on our behalf. Please read “–Compensation Discussion and Analysis” and “Items 1 and 2. Business and Properties–Our Relationship with Diamondback” for more information about this arrangement. For an analysis of any risks arising from Diamondback’s compensation policies and practices, please read Diamondback’s 2019 proxy statement. We have made awards of unit options subject to time-based vesting under our LTIP, which we believe drive a long-term perspective and which we believe make it less likely that executive officers will take unreasonable risks because the unit options retain value even in a depressed market.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The following table presents information regarding the beneficial ownership of our common units as of January 25, 2019 by:

•	our general partner;

•	each of our general partner’s directors and executive officers;

•	each unitholder known by us to beneficially hold 5% or more of our common units; and

•	all of our general partner’s directors and executive officers as a group.

Name of Beneficial Owner	Common Units Beneficially Owned(1)	Percentage of Common Units Beneficially Owned
Diamondback Energy, Inc.(2)	731,500	1%
Viper Energy Partners GP LLC	—	—
Travis D. Stice(3)	100,333	*
Kaes Van't Hof(4)	29,537	*
Teresa L. Dick	11,540	*
Russell Pantermuehl	48,487	*
Thomas F. Hawkins	—	—
Randall J. Holder	14,622	*
Paul S. Molnar	18,487	*
Steven E. West (5)	56,487	—
W. Wesley Perry (5)	42,442	*
Spencer D. Armour(5)	6,414	*
Michael L. Hollis (6)	81,461	*
James L. Rubin (7)	—	—
Rosalind Redfern Grover (5)	16,776	*
All directors and executive officers as a group (13 persons)	426,586	*

*	Less than 1%

(1)
Beneficial ownership is determined in accordance with SEC rules. In computing percentage ownership of each person, (i) common units subject to options held by that person that are exercisable as of January 25, 2019 and (ii) common units subject to options or phantom units held by that person that are exercisable or vesting within 60 days of January 25, 2019 are all deemed to be beneficially owned. These common units, however, are not deemed outstanding for the purpose of computing the percentage ownership of each other person. The percentage of common units beneficially owned is based on 51,653,956 common units outstanding as of January 25, 2019. Unless otherwise indicated, all amounts exclude common units issuable upon the exercise of outstanding options and vesting of phantom units that are not exercisable and/or vested as of January 25, 2019 or within 60 days of January 25, 2019. Unless otherwise noted, the address for each beneficial owner listed below is 500 West Texas Avenue, Suite 1200, Midland, Texas 79701.

(2)	Diamondback Energy, Inc. is a publicly traded company. The directors of Diamondback are Travis D. Stice, Steven E. West, Michael P. Cross, David L. Houston, Mark L. Plaumann, and Melanie M. Trent.

(3)
All of these units are held by Stice Investments, Ltd., which is managed by Stice Management, LLC, its general partner. Mr. Stice and his spouse hold 100% of the membership interests in Stice Management, LLC, of which Mr. Stice is the manager. Includes 16,011 phantom units, which will vest on February 16, 2019. Excludes 16,011 phantom units, which will vest on February 16, 2020.

(4)	Includes 23,136 phantom units, which will vest on February 16, 2019. Excludes 23,136 phantom units, which will vest on February 16, 2020.

(5)	Excludes 3,063 unvested phantom units that will vest on July 10, 2019.

(6)
All of the units or options, as applicable, are held by MBH Investments, Ltd., which is managed by MBH Financial, LLC, its general partner. Mr. Hollis, his spouse and the Hollis 2014 Irrevocable Trust hold 100% of the membership interests in MBH Financial, LLC, of which Mr. Hollis is the manager.

(7)
Excludes 23,442 common units (representing vested phantom units previously granted to Mr. Rubin) and 3,063 unvested phantom units that will vest on July 10, 2019, all of which have been assigned by Mr. Rubin to Wexford under the terms of his employment with Wexford.

The following table sets forth, as of January 25, 2019, the number of shares of common stock of Diamondback beneficially owned by each of the directors and executive officers of our general partner and all directors and executive officers of our general partner as a group.

	Shares of Diamondback Common Stock Beneficially Owned(1)
Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Travis D. Stice(2)	304,124	*
Kaes Van't Hof(3)	4,424	*
Teresa L. Dick(4)	24,781	*
Russell Pantermuehl(5)	85,088	*
Thomas F. Hawkins(6)	5,805	*
Randall J. Holder(7)	8,816	*
Paul S. Molnar(8)	35,356	*
Steven E. West(9)	5,887	*
W. Wesley Perry	—	—
Spencer D. Armour	—	—
Michael L. Hollis(10)	91,277	*
James L. Rubin	—	—
Rosalind Redfern Grover	—	—
All directors and executive officers as a group (13 persons)	565,558	*

*	Less than 1%

(1)
Beneficial ownership is determined in accordance with SEC rules. In computing percentage ownership of each person, (i) shares of common stock subject to options held by that person that are exercisable as of January 25, 2019 and (ii) shares of common stock subject to options or restricted stock units held by that person that are exercisable or vesting within 60 days of January 25, 2019, are all deemed to be beneficially owned. These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of each other person. The percentage of shares beneficially owned is based on 164,274,015 shares of common stock outstanding as of January 25, 2019. Unless otherwise indicated, all amounts exclude shares issuable upon the exercise of outstanding options and vesting of restricted stock units that are not exercisable and/or vested as of January 25, 2019 or within 60 days of January 25, 2019.

(2)
All of these shares are held by Stice Investments, Ltd., which is managed by Stice Management, LLC, its general partner. Mr. Stice and his spouse hold 100% of the membership interests in Stice Management, LLC, of which Mr. Stice is the manager. Includes (i) 7,410 restricted stock units, which will vest on February 16, 2019 and (ii) 6,797 restricted stock units, which will vest on February 21, 2019. Excludes 6,797 restricted stock units, which will vest on February 21, 2020. Also excludes (i) 22,230 performance-based restricted stock units awarded to Mr. Stice on February 16, 2017, which vested on December 31, 2018 (representing 200% vesting of the originally reported amount) subject to final determination upon certification of certain stockholder return performance conditions relative to Diamondback’s peer group during the two-year performance period ended on December 31, 2018 by Diamondback’s compensation committee, and (ii) 22,230 performance-based restricted stock units awarded to Mr. Stice on February 16, 2017, which awards are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ending December 31, 2019. Also excludes 30,585 performance-based restricted stock units awarded to Mr. Stice on February 13, 2018, which are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ending on December 31, 2020.

(3)
Includes (i) 1,300 restricted stock units, which will vest on February 16, 2019 and (ii) 1,333 restricted stock units, which will vest on February 21, 2019. Excludes 1,333 restricted stock units, which will vest on February 21, 2020. Also excludes (i) 3,900 performance-based restricted stock units awarded to Mr. Van’t Hof on February 16, 2017, which vested on December 31, 2018 (representing 200% vesting of the originally reported amount) subject to final determination upon certification of certain stockholder return performance conditions relative to Diamondback’s peer group during the two-year performance period ended on December 31, 2018 by Diamondback’s compensation committee, and (ii) 3,900 performance-based restricted stock units awarded to Mr. Van’t Hof on February 16, 2017, which awards are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ending December 31, 2019. Also excludes 5,997 performance-based restricted stock units awarded to Mr. Van’t Hof on February 13,

2018, which are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ending on December 31, 2020.

(4)
Includes (i) 1,950 restricted stock units, which will vest on February 16, 2019 and (ii) 1,866 restricted stock units, which will vest on February 21, 2019. Excludes 1,866 restricted stock units, which will vest on February 21, 2020. Also excludes (i) 5,850 performance-based restricted stock units awarded to Ms. Dick on February 16, 2017, which vested on December 31, 2018 (representing 200% vesting of the originally reported amount) subject to final determination upon certification of certain stockholder return performance conditions relative to Diamondback’s peer group during the two-year performance period ended on December 31, 2018 by Diamondback’s compensation committee, and (ii) 5,850 performance-based restricted stock units awarded to Ms. Dick on February 16, 2017, which awards are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ending December 31, 2019. Also excludes 8,396 performance-based restricted stock units awarded to Ms. Dick on February 13, 2018, which are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ending on December 31, 2020.

(5)
Includes (i) 3,900 restricted stock units, which will vest on February 16, 2019 and (ii) 3,412 restricted stock units, which will vest on February 21, 2019. Excludes 3,412 restricted stock units, which will vest on February 21, 2020. Also excludes (i) 11,700 performance-based restricted stock units awarded to Mr. Pantermuehl on February 16, 2017, which vested on December 31, 2018 (representing 200% vesting of the originally reported amount) subject to final determination upon certification of certain stockholder return performance conditions relative to Diamondback’s peer group during the two-year performance period ended on December 31, 2018 by Diamondback’s compensation committee, and (ii) 11,700 performance-based restricted stock units awarded to Mr. Pantermuehl on February 16, 2017, which awards are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ending on December 31, 2019. Also excludes 15,353 performance-based restricted stock units awarded to Mr. Pantermuehl on February 13, 2018, which are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ending on December 31, 2020.

(6)
Includes (i) 1,950 restricted stock units, which will vest on February 16, 2019 and (ii) 1,280 restricted stock units, which will vest on February 21, 2019. Excludes 1,280 restricted stock units, which will vest on February 21, 2020. Also excludes (i) 3,898 performance-based restricted stock units awarded to Mr. Hawkins on February 16, 2017, which vested on December 31, 2018 (representing 200% vesting of the originally reported amount) subject to final determination upon certification of certain stockholder return performance conditions relative to Diamondback’s peer group during the two-year performance period ended on December 31, 2018 by Diamondback’s compensation committee, and (ii) 3,900 performance-based restricted stock units awarded to Mr. Hawkins on February 16, 2017, which awards are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ending on December 31, 2019. Also excludes 5,757 performance-based restricted stock units awarded to Mr. Hawkins on February 13, 2018, which are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ending on December 31, 2020.

(7)
Includes (i) 1,950 restricted stock units, which will vest on February 16, 2019 and (ii) 1,866 restricted stock units, which will vest on February 21, 2019. Excludes 1,866 restricted stock units, which will vest on February 21, 2020. Also excludes (i) 5,850 performance-based restricted stock units awarded to Mr. Holder on February 16, 2017, which vested on December 31, 2018 (representing 200% vesting of the originally reported amount) subject to final determination upon certification of certain stockholder return performance conditions relative to Diamondback’s peer group during the two-year performance period ended on December 31, 2018 by Diamondback’s compensation committee, and (ii) 5,850 performance-based restricted stock units awarded to Mr. Holder on February 16, 2017, which awards are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ending on December 31, 2019. Also excludes 8,396 performance-based restricted stock units awarded to Mr. Holder on February 13, 2018, which are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ending on December 31, 2020.

(8)
Includes (i) 3,900 restricted stock units, which will vest on February 16, 2019 and (ii) 3,199 restricted stock units, which will vest on February 21, 2019. Excludes 3,199 restricted stock units, which will vest on February 21, 2020. Also excludes 11,700 performance-based restricted stock units awarded to Mr. Molnar on February 16, 2017, which vested on December 31, 2018 (representing 200% vesting of the originally reported amount) subject to final determination upon certification of certain stockholder return performance conditions relative to Diamondback’s peer group during the two-year performance period ended on December 31, 2018 by Diamondback’s compensation committee, and (ii) 11,700 performance-based restricted stock units awarded to Mr. Molnar on February 16, 2017, which awards are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ending on December 31, 2019. Also excludes 14,393 performance-based restricted stock units awarded to Mr. Molnar on February 13, 2018, which are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ending on December 31, 2020.

(9)
Excludes 1,574 shares of Diamondback common stock, which will vest on the earlier of the one-year anniversary of the date of grant and the date of the 2019 annual meeting of stockholders of Diamondback.

(10)
All of these shares are held by MBH Investments, Ltd., which is managed by MBH Financial, LLC, its general partner. Mr. Hollis, his spouse and the Hollis 2014 Irrevocable Trust hold 100% of the membership interests in MBH Financial, LLC, of which Mr. Hollis is the manager. Includes (i) 4,550 restricted stock units, which will vest on February 16, 2019 and (ii) 3,945 restricted stock units, which will vest on February 21, 2019. Excludes 3,945 restricted stock units, which will vest on February 21, 2020. Also excludes (i) 13,650 performance-based restricted stock units awarded to Mr. Hollis on February 16, 2017, which vested on December 31, 2018 (representing 200% vesting of the originally reported amount) subject to final determination upon certification of certain stockholder return performance conditions relative to Diamondback’s peer group during the two-year performance periods ending on December 31, 2018 by Diamondback’s compensation committee, and (ii) 13,650 performance-based restricted stock units awarded to Mr. Hollis on February 16, 2017, which awards are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ending on December 31, 2019. Also excludes 17,751 performance-based restricted stock units awarded to Mr. Hollis on February 13, 2018, which are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ending on December 31, 2020.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2018:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans not approved by security holders(1)
Long Term Incentive Plan	125,053	$—	8,842,492

(1)	Our general partner adopted the LTIP in connection with the IPO in June 2014.

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

Payments to our General Partner and its Affiliates

Under the terms of our partnership agreement, we are required to reimburse the general partner for all direct and indirect expenses incurred or paid on our behalf and all other expenses allocable to us or otherwise incurred by the general partner in connection with operating our business. The partnership agreement does not set a limit on the amount of expenses for which the general partner and its affiliates may be reimbursed. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by its affiliates. Our general partner is entitled to determine the expenses that are allocable to us. For the year ended December 31, 2018, the General Partner received $2.5 million in reimbursements from the Partnership.

Recapitalization, Tax Status Election and Related Transactions

In March 2018, we announced that the board of directors of our general partner unanimously approved a change of our federal income tax status from that of a pass-through partnership to that of a taxable entity via a “check the box” election. In connection with making the Tax Election, on May 9, 2018 we (i) amended and restated our First Amended and Restated Partnership Agreement, (ii) amended and restated the First Amended and Restated Limited Liability Company Agreement of the Operating Company, (iii) amended and restated our existing registration rights agreement with Diamondback and (iv) entered into an exchange agreement with Diamondback, our general partner and the Operating Company, which we refer to as the exchange agreement. Simultaneously with the effectiveness of these agreements, Diamondback delivered and assigned to us the 73,150,000 common units Diamondback owned in exchange for (i) 73,150,000 of our newly-issued Class B units and (ii) 73,150,000 newly-issued units of the Operating Company pursuant to the terms of a recapitalization agreement dated March 28, 2018, as amended as of May 9, 2018, or recapitalization agreement. Immediately following that exchange, we continued to be the managing member of the Operating Company, with sole control of its operations, and owned approximately 36% of the outstanding units issued by the Operating Company, and Diamondback owned the remaining approximately 64% of the outstanding units issued by the Operating Company. Upon completion of our July 2018 offering of common units, we owned approximately 41% of the outstanding units issued by the Operating Company and Diamondback owned the remaining approximately 59%. The Operating Company units and our Class B units owned by Diamondback are exchangeable from time to time for the Partnership’s common units (that is, one Operating Company unit and one Partnership Class B unit, together, will be exchangeable for one Partnership common unit).
On May 10, 2018, the change in our income tax status became effective. On that date, pursuant to the terms of the recapitalization agreement, (i) the General Partner made a cash capital contribution of $1.0 million to us in respect of its general partner interest and (ii) Diamondback made a cash capital contribution of $1.0 million to us in respect of the Class B units. Diamondback, as the holder of the Class B units, and the General Partner, as the holder of the general partner interest, are entitled to receive an 8% annual distribution on the outstanding amount of these capital contributions, payable quarterly, as a return on this invested capital. On May 10, 2018, Diamondback also exchanged 731,500 Class B units and 731,500 units in the Operating Company for 731,500 of our common units and a cash amount of $10,000 representing a proportionate return of the $1.0 million invested capital in respect of our Class B units. The General Partner continues to serve as our general partner and Diamondback continues to control us. After the effectiveness of the tax status election and the completion of related transactions, our minerals business continues to be conducted through the Operating Company, which continues to be taxed as a partnership for federal and state income tax purposes. This structure is anticipated to provide significant benefits to our business, including operational effectiveness, acquisition and disposition transactional planning flexibility and income tax efficiency. The foregoing transactions, other than the Tax Election, are being referred to herein as the recapitalization transaction.
Distributions paid to Diamondback

Following the recapitalization transaction, Diamondback is entitled to receive its pro rata portion of the distributions we make on our common units and the Operating Company makes in respect of the OpCo units. Holders of Class B units are not entitled to receive cash distributions except to the extent of the cash preferred distributions equal to 8% per annum payable quarterly on the $1.0 million capital contribution made to us by Diamondback pursuant to the recapitalization agreement in connection with the issuance of the Class B units in the recapitalization transaction. During the year ended December 31, 2018, Diamondback received distributions from us and the Operating Company in the aggregate amount of $155.1 million.

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

Simultaneously with the closing of the recapitalization transaction discussed above, Viper and Diamondback entered into an amended and restated registration rights agreement, dated as of May 9, 2018, which amended and restated the registration rights agreement with Diamondback, entered into on June 23, 2014 in connection with our IPO. The amended and restated registration rights agreement amended the definition of “registrable securities” to include common units acquired or that may be acquired by Diamondback in accordance with the exchange agreement. In addition, whenever a holder has requested that any registrable securities be registered under the amended and restated registration rights agreement or has initiated an underwritten offering, the amended and restated registration rights agreement requires such holder, if applicable, to cause such registrable securities to be exchanged into common units in accordance with the terms of the exchange agreement before or substantially concurrently with the sale of such registrable securities.
In July 2018, we filed a registration statement on Form S-3ASR pursuant to which, among other things, in accordance with the amended and restated registration rights agreement, we registered for resale by Diamondback (i) common units issuable to Diamondback upon exercise by Diamondback of its exchange right pursuant to the exchange agreement and Diamondback’s tender to us of an equivalent number of our outstanding Class B units and outstanding OpCo Units, in each case then held by Diamondback and (ii) common units then held by Diamondback.
Advisory Services Agreement

In connection with the closing of the IPO, we and the General Partner entered into an advisory services agreement with Wexford dated June 23, 2014, under which Wexford provided us and our general partner with general financial and strategic advisory services related to our business in return for an annual fee of $0.5 million, plus reasonable out-of-pocket expenses. This agreement was terminated on November 12, 2018 with an effective date of December 31, 2018. For the year ended December 31, 2018, we did not pay any amounts under the advisory services agreement.

Tax Sharing Agreement

In connection with the closing of the IPO, we entered into a tax sharing agreement with Diamondback, dated June 23, 2014, pursuant to which we agreed to reimburse Diamondback for our share of state and local income and other taxes for which our results are included in a combined or consolidated tax return filed by Diamondback with respect to taxable periods including or beginning on June 23, 2014. The amount of any such reimbursement is limited to the tax that we would have paid had we not been included in a combined group with Diamondback. Diamondback may use its tax attributes to cause its combined or consolidated group, of which we may be a member for this purpose, to owe less or no tax. In such a situation, we agreed to reimburse Diamondback for the tax we would have owed had the tax attributes not been available or used for our benefit, even though Diamondback had no cash tax expense for that period. For the year ended December 31, 2018, we accrued state income tax expense of $0.2 million for our share of Texas margin tax for which our results are included in a combined tax return filed by Diamondback.

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

Director Independence

The information required by Item 407(a) of Regulation S-K is included in “Item 10. Directors, Executive Officers and Corporate Governance” above.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The audit committee of the board of directors of our general partner selected Grant Thornton LLP, an independent registered public accounting firm, to audit our consolidated financial statements for the years ended December 31, 2018, 2017 and 2016. The audit committee’s charter requires the audit committee to approve in advance all audit and non-audit services to be provided by our independent registered public accounting firm. All services reported in the audit, audit-related, tax and all other fees categories below with respect to our annual reports for the years ended December 31, 2018, 2017 and 2016 were approved by the audit committee.

The following table summarizes the aggregate Grant Thornton LLP fees that were allocated to us for independent auditing, tax and related services:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Audit fees(1)	$230	$138	$116
Audit-related fees(2)	—	—	—
Tax fees(3)	—	—	—
All other fees(4)	—	—	—
Total	$230	$138	$116

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

3. Exhibits
Exhibit Number	Description
2.1#	Purchase Agreement, dated as of November 21, 2017, among Viper Energy Partners LLC, DGK ORRI Company, L.P., as seller, and Royalty Resources L.P., as seller’s parent guarantor.
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

3.4
Second Amended and Restated Agreement of Limited Partnership of Viper Energy Partners LP, dated as of May 9, 2018, as amended as of May 10, 2018 (incorporated by reference to 3.1 of the Partnership’s Current Report on Form 8-K (File 001-36505) filed on May 15, 2018).

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

3. Exhibits
Exhibit Number	Description
10.7+	Form of Unit Option Agreement (incorporated by reference to Exhibit 10.6 of the Partnership’s Current Report on Form 8-K (File No. 001-36505) filed on June 23, 2014).
10.8+	Form of Phantom Unit Agreement (incorporated by reference to Exhibit 10.2 of the Partnership’s Quarterly Report on Form 10-Q (File No. 001-36505) filed on November 6, 2014).
10.9
Recapitalization Agreement, dated as of March 28, 2018, by and among Diamondback Energy, Inc., Viper Energy Partners LLC, Viper Energy Partners GP LLC and Viper Energy Partners LP (incorporated by reference to Annex C to the Partnership’s Definitive Information Statement on Schedule 14C (File No. 001-36505) filed on April 17, 2018).

10.10
First Amendment to Recapitalization Agreement dated as of May 9, 2018, by and among Diamondback Energy, Inc., Viper Energy Partners LLC, Viper Energy Partners GP LLC and Viper Energy Partners LP. (incorporated by reference to Exhibit 10.4 of the Partnership’s Current Report on Form 8-K (File 001-36505) filed on May 15, 2018).

10.11
Exchange Agreement, dated as of May 9, 2018, by and among Diamondback Energy, Inc., Viper Energy Partners LLC, Viper Energy Partners GP LLC and Viper Energy Partners LP. (incorporated by reference to Exhibit 10.1 of the Partnership’s Current Report on Form 8-K (File 001-36505) filed on May 15, 2018).

10.12
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

VIPER ENERGY PARTNERS LP
Date:	February 15, 2019
		By:	VIPER ENERGY PARTNERS GP LLC
its general partner

		By:	/s/ Travis D. Stice
		Name:	Travis D. Stice
		Title:	Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Travis D. Stice	Chief Executive Officer and Director	February 15, 2019
Travis D. Stice	(Principal Executive Officer)

/s/ Teresa L. Dick	Chief Financial Officer	February 15, 2019
Teresa L. Dick	(Principal Financial and Accounting Officer)

/s/ Steven E. West	Director	February 15, 2019
Steven E. West

/s/ W. Wesley Perry	Director	February 15, 2019
W. Wesley Perry

/s/ Spencer D. Armour	Director	February 15, 2019
Spencer D. Armour

/s/ Michael L. Hollis	Director	February 15, 2019
Michael L. Hollis

/s/ James L. Rubin	Director	February 15, 2019
James L. Rubin

/s/ Rosalind Redfern Grover	Director	February 15, 2019
Rosalind Redfern Grover

S-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Partners
Viper Energy Partners LP

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Viper Energy Partners LP (a Delaware limited partnership) and subsidiary (collectively, the “Partnership”) as of December 31, 2018 and 2017, the related consolidated statements of operations, unitholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 15, 2019 expressed an unqualified opinion.

Basis for opinion

These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Oklahoma City, Oklahoma
February 15, 2019

Viper Energy Partners LP
Consolidated Balance Sheets

	December 31,
	2018	2017

	(In thousands, except unit amounts)
Assets
Current assets:
Cash and cash equivalents	$22,676	$24,197
Royalty income receivable	38,823	25,754
Royalty income receivable—related party	3,489	5,142
Other current assets	257	355
Total current assets	65,245	55,448
Property:
Oil and natural gas interests, full cost method of accounting ($871,485 and $514,724 excluded from depletion at December 31, 2018 and 2017, respectively)	1,716,713	1,103,897
Land	5,688	—
Accumulated depletion and impairment	(248,296)	(189,466)
Property, net	1,474,105	914,431
Funds held in escrow	—	6,304
Other assets	17,831	36,854
Deferred tax asset	96,883	—
Total assets	$1,654,064	$1,013,037
Liabilities and Unitholders’ Equity
Current liabilities:
Accounts payable	$—	$2,960
Other accrued liabilities	6,022	2,669
Total current liabilities	6,022	5,629
Long-term debt	411,000	93,500
Total liabilities	417,022	99,129
Commitments and contingencies (Note 11)
Unitholders’ equity:
General partner	1,000	—
Common units (51,653,956 units issued and outstanding as of December 31, 2018 and 113,882,045 units issued and outstanding as of December 31, 2017)	540,112	913,908
Class B units (72,418,500 units issued and outstanding as of December 31, 2018 and 0 units issued and outstanding as of December 31, 2017)	990	—
Total Viper Energy Partners LP unitholders’ equity	542,102	913,908
Non-controlling interest	694,940	—
Total equity	1,237,042	913,908
Total liabilities and unitholders’ equity	$1,654,064	$1,013,037

See accompanying notes to consolidated financial statements.

Viper Energy Partners LP
Consolidated Statements of Operations

	Year Ended December 31,
	2018	2017	2016
	(In thousands, except per unit amounts)
Operating income:
Royalty income	$282,661	$160,163	$78,837
Lease bonus income	2,920	11,764	—
Lease bonus income - related party	3,109	106	309
Other operating income	130	—	—
Total operating income	288,820	172,033	79,146
Costs and expenses:
Production and ad valorem taxes	19,048	10,608	5,544
Gathering and transportation	—	789	415
Depletion	58,830	40,519	29,820
Impairment	—	—	47,469
General and administrative expenses	7,955	6,296	5,209
Total costs and expenses	85,833	58,212	88,457
Income (loss) from operations	202,987	113,821	(9,311)
Other income (expense):
Interest expense, net	(13,849)	(3,164)	(2,455)
Loss on revaluation of investment	(550)	—	—
Other income, net	1,924	821	867
Total other income (expense), net	(12,475)	(2,343)	(1,588)
Income (loss) before income taxes	190,512	111,478	(10,899)
Benefit from income taxes	(72,365)	—	—
Net income (loss)	262,877	111,478	(10,899)
Net income attributable to non-controlling interest	118,919	—	—
Net income (loss) attributable to Viper Energy Partners LP	$143,958	$111,478	$(10,899)

Net income (loss) attributable to common limited partners per unit:
Basic	$2.01	$1.07	$(0.13)
Diluted	$2.01	$1.07	$(0.13)
Weighted average number of common limited partner units outstanding:
Basic	71,546	104,318	83,081
Diluted	71,626	104,383	83,081

See accompanying notes to consolidated financial statements.

Viper Energy Partners LP
Statement of Consolidated Unitholders’ Equity

	Limited Partners				General Partner	Non-Controlling Interest
	Common		Class B		Amount	Amount
	Units	Amount	Units	Amount			Total
		(In thousands)
Balance at December 31, 2015	79,726	$495,144	—	$—	$—	$—	$495,144
Net proceeds from the issuance of common units - public	6,050	93,462		—	—	—	93,462
Net proceeds from the issuance of common units - Diamondback	2,000	31,200		—	—	—	31,200
Unit-based compensation	24	3,815		—	—	—	3,815
Distributions to public		(9,574)		—	—	—	(9,574)
Distributions to Diamondback		(55,250)		—	—	—	(55,250)
Net loss		(10,899)		—	—	—	(10,899)
Balance at December 31, 2016	87,800	$547,898	—	$—	$—	$—	$547,898
Net proceeds from the issuance of common units - public	25,175	369,896		—	—	—	369,896
Net proceeds from the issuance of common units - Diamondback	700	10,067		—	—	—	10,067
Common units issued for acquisition	175	3,050			—	—	3,050
Unit-based compensation	32	2,395		—	—	—	2,395
Distributions to public		(41,367)		—	—	—	(41,367)
Distributions to Diamondback		(89,509)		—	—	—	(89,509)
Net income		111,478		—	—	—	111,478
Balance at December 31, 2017	113,882	$913,908	—	$—	$—	$—	$913,908
Impact of adoption of ASU 2016-01 (Note 2)		(18,651)		—	—	—	(18,651)
Unit exchange related to tax conversion	(73,150)	(545,441)	73,150	1,000	1,000	545,441	2,000
Recapitalization related to tax conversion	732	—	(732)	(10)	—	—	(10)
Net proceeds from the issuance of common units - public	10,080	303,121		—	—	—	303,121
Unit-based compensation	103	2,763		—	—	—	2,763
Unit options exercised	8	140		—	—	—	140
Distributions to public		(98,333)		—	—	—	(98,333)
Distributions to Diamondback		(69,655)		—	—	(85,454)	(155,109)
Distributions to General Partner		(31)		—	—	—	(31)
Change in ownership of consolidated subsidiaries, net		(91,667)		—	—	116,034	24,367
Net income		143,958		—	—	118,919	262,877
Balance at December 31, 2018	51,654	$540,112	72,419	$990	$1,000	$694,940	$1,237,042

See accompanying notes to consolidated financial statements.

Viper Energy Partners LP
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$262,877	$111,478	$(10,899)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Benefit from deferred income taxes	(72,516)	—	—
Depletion	58,830	40,519	29,820
Loss on revaluation of investment	550	—	—
Impairment	—	—	47,469
Amortization of debt issuance costs	737	589	401
Non-cash unit-based compensation	2,763	2,395	3,815
Changes in operating assets and liabilities:
Restricted cash	—	500	—
Royalty income receivable	(13,069)	(15,711)	(4,144)
Royalty income receivable—related party	1,653	(1,672)	—
Accounts payable—related party	—	—	(4)
Accounts payable and other accrued liabilities	2,545	1,298	1,945
Income tax payable	151	—	—
Other current assets	(28)	(177)	224
Net cash provided by operating activities	244,493	139,219	68,627
Cash flows from investing activities:
Acquisition of oil and natural gas interests	(610,131)	(344,079)	(205,721)
Acquisition of land	(4,687)	—	—
Proceeds from sale of assets	441	—	—
Proceeds from the sale of investments	124	—	—
Net cash used in investing activities	(614,253)	(344,079)	(205,721)
Cash flows from financing activities:
Proceeds from borrowings under credit facility	691,500	278,500	164,000
Repayment on credit facility	(374,000)	(305,500)	(78,000)
Debt issuance costs	(1,039)	(2,259)	(442)
Proceeds from public offerings	305,773	380,412	125,580
Public offering costs	(2,652)	(433)	(546)
Proceeds from exercise of unit options	140	—	—
Contributions by members	2,000	—	—
Distributions to partners	(253,483)	(130,876)	(64,824)
Net cash provided by financing activities	368,239	219,844	145,768
Net increase (decrease) in cash	(1,521)	14,984	8,674
Cash and cash equivalents at beginning of period	24,197	9,213	539
Cash and cash equivalents at end of period	$22,676	$24,197	$9,213
Supplemental disclosure of cash flow information:
Interest paid	$12,438	$2,589	$1,953

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

As of December 31, 2018, a wholly-owned subsidiary of Diamondback, Viper Energy Partners GP LLC (the “General Partner”), held a 100% general partner interest in the Partnership and Diamondback had an approximate 59% limited partner interest in the Partnership. Diamondback owns and controls the General Partner.

Recapitalization, Tax Status Election and Related Transactions
On May 9, 2018, we filed an election with the Internal Revenue Service to change the Partnership’s federal income tax status from that of a pass-through partnership to that of a taxable entity via a “check the box” election. In connection with making this election, on that date the Partnership (i) amended and restated its First Amended and Restated Partnership Agreement, (ii) amended and restated the First Amended and Restated Limited Liability Company Agreement of Viper Energy Partners LLC, or Operating Company, (iii) amended and restated its existing registration rights agreement with Diamondback and (iv) entered into an exchange agreement with Diamondback, the General Partner and the Operating Company. Simultaneously with the effectiveness of these agreements, Diamondback delivered and assigned to the Partnership the 73,150,000 common units Diamondback owned in exchange for (i) 73,150,000 of the Partnership’s newly-issued Class B units and (ii) 73,150,000 newly-issued units of the Operating Company pursuant to the terms of a Recapitalization Agreement dated March 28, 2018, as amended as of May 9, 2018, or Recapitalization Agreement. Immediately following that exchange, the Partnership continued to be the managing member of the Operating Company, with sole control of its operations, and owned approximately 36% of the outstanding units issued by the Operating Company, and Diamondback owned the remaining approximately 64% of the outstanding units issued by the Operating Company. The Operating Company units and the Partnership’s Class B units owned by Diamondback are exchangeable from time to time for the Partnership’s common units (that is, one Operating Company unit and one Partnership Class B unit, together, will be exchangeable for one Partnership common unit).

On May 10, 2018, the change in the Partnership’s income tax status became effective. On that date, pursuant to the terms of the Recapitalization Agreement, (i) the General Partner made a cash capital contribution of $1.0 million to the Partnership in respect of its general partner interest and (ii) Diamondback made a cash capital contribution of $1.0 million to the Partnership in respect of the Class B units. Diamondback, as the holder of the Class B units, and the General Partner, as the holder of the general partner interest, are entitled to receive an 8% annual distribution on the outstanding amount of these capital contributions, payable quarterly, as a return on this invested capital. On May 10, 2018, Diamondback also exchanged 731,500 Class B units and 731,500 units in the Operating Company for 731,500 common units of the Partnership and a cash amount of $10,000 representing a proportionate return of the $1.0 million invested capital in respect of the Class B units. The General Partner continues to serve as the Partnership’s general partner and Diamondback continues to control the Partnership. After the effectiveness of the tax status election and the completion of related transactions, the Partnership’s minerals business continues to be conducted through the Operating Company, which continues to be taxed as a partnership for federal and state income tax purposes. This structure was adopted to provide anticipated significant benefits to the Partnership’s business, including operational effectiveness, acquisition and disposition transactional planning flexibility and income tax efficiency. For additional information regarding the tax status election and related transactions, please refer to the Partnership’s Definitive Information Statement on Schedule 14C filed with the SEC on April 17, 2018 and the Partnership’s Current Report on Form 8-K filed with the SEC on May 15, 2018.

Viper Energy Partners LP
Notes to Financial Statements - (Continued)

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

The Partnership evaluates these estimates on an ongoing basis, using historical experience, consultation with experts and other methods the Partnership considers reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from the Partnership’s estimates. Any effects on the Partnership’s business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. Significant items subject to such estimates and assumptions include, but are not limited to, estimates of proved oil and natural gas reserves and related present value estimates of future net cash flows therefrom, the carrying value of oil and natural gas properties, the recoverability of costs of unevaluated properties, unit–based compensation and estimate of income taxes.

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

Revenue from Contracts with Customers

Royalty income represents the right to receive revenues from oil, natural gas and natural gas liquids sales obtained by the operator of the wells in which the Partnership owns a royalty interest. Royalty income is recognized at the point control of the product is transferred to the operator. Virtually all of the pricing provisions in the Partnership’s contracts are tied to a market index.

Royalty income from oil, natural gas and natural gas liquids sales

The Partnership’s oil, natural gas and natural gas liquids sales contracts are generally structured whereby the producer of the properties in which the Partnership owns a royalty interest sells the Partnership’s proportionate share of oil, natural gas and natural gas liquids production to the purchaser and the Partnership collects its percentage royalty based on the revenue generated by the sale of the oil, natural gas and natural gas liquids. In this scenario, the Partnership recognizes revenue when control transfers to the operator at the wellhead or at the gas processing facility based on the Partnership’s percentage ownership share of the revenue, net of any deductions for gathering and transportation.

Viper Energy Partners LP
Notes to Financial Statements - (Continued)

Transaction price allocated to remaining performance obligations

The Partnership’s right to royalty income does not originate until production occurs and, therefore, is not considered to exist beyond each day’s production. Therefore, there are no remaining performance obligation under any of our royalty income contracts.

Contract balances

Under the Partnership’s royalty income contracts, it would have the right to receive royalty income from the producer once production has occurred, at which point payment is unconditional. Accordingly, the Partnership’s royalty income contracts do not give rise to contract assets or liabilities under Accounting Standards Codification 606.

Prior-period performance obligations

The Partnership records revenue in the month production is delivered to the purchaser. However, settlement statements for certain natural gas and natural gas liquids sales may not be received for 30 to 90 days after the date production is delivered, and as a result, the Partnership is required to estimate the amount of royalty income to be received based upon the Partnership’s interest. The Partnership records the differences between its estimates and the actual amounts received for royalties in the month that payment is received from the producer. The Partnership has existing internal controls for its revenue estimation process and related accruals, and any identified differences between its revenue estimates and actual revenue received historically have not been significant. For the year ended December 31, 2018, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material. The Partnership believes that the pricing provisions of its oil, natural gas and natural gas liquids contracts are customary in the industry. To the extent actual volumes and prices of oil and natural gas sales are unavailable for a given reporting period because of timing or information not received from third parties, the royalties related to expected sales volumes and prices for those properties are estimated and recorded.

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, receivables, payables and a credit agreement. The carrying amount of cash and cash equivalents, receivables and payables approximates fair value because of the short-term nature of the instruments.

Oil and Natural Gas Properties

The Partnership uses the full cost method of accounting for its oil and natural gas properties. Under this method, all acquisition, exploration and development costs, including certain internal costs, are capitalized and amortized on a composite unit of production method based on proved oil, natural gas liquids and natural gas reserves. Internal costs capitalized to the full cost pool represent management’s estimate of costs incurred directly related to exploration and development activities such as geological and other administrative costs associated with overseeing the exploration and development activities. All internal costs not directly associated with exploration and development activities were charged to expense as they were incurred. Sales of oil and natural gas properties, whether or not being amortized currently, are accounted for as adjustments of capitalized costs, with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil, natural gas liquids and natural gas. At December 31, 2018 and 2017, the Partnership’s oil and natural gas properties consist solely of mineral interests in oil and natural gas properties.

Depletion of evaluated oil and natural gas properties is computed on the units of production method, whereby capitalized costs are amortized over total proved reserves. The average depletion rate per barrel equivalent unit of production was $9.33, $10.07 and $12.67 for the years ended December 31, 2018, 2017 and 2016, respectively. Depletion for oil and gas properties was $58.8 million, $40.5 million and $29.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Under the full cost method of accounting, the Partnership is required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of the proved oil and natural gas properties. Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes, or the cost center ceiling. The cost center ceiling is defined as the sum of (a) estimated future net revenues, discounted at 10% per annum, from proved reserves, based on the trailing 12-month unweighted average of the first-day-of-the-month price, adjusted for any contract provisions and excluding the estimated abandonment costs for properties with asset retirement obligations recorded on the balance sheet, (b) the cost of properties not

Viper Energy Partners LP
Notes to Financial Statements - (Continued)

being amortized, if any, and (c) the lower of cost or market value of unproved properties included in the cost being amortized. If the net book value exceeds the ceiling, an impairment or non-cash write-down is required. During the year ended December 31, 2016, the Partnership recorded an impairment on proved oil and natural gas properties of $47.5 million. No impairment on proved oil and natural gas properties was recorded for the years ended December 31, 2018 and 2017.

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

Debt Issuance Costs

Other assets include capitalized costs of $5.5 million, $4.4 million and $2.2 million, net of accumulated amortization of $2.2 million, $1.4 million and $0.8 million as of December 31, 2018, 2017 and 2016, respectively. The costs are associated with the Partnership’s credit agreement and are being amortized over the term of the credit agreement.

Royalty Interest and Revenue Recognition

Royalty interest represents the right to receive revenues (oil and natural gas sales), less production and operating taxes and post-production costs. Revenue is recorded when control passes to the producer.

Royalty interest has no rights or obligations to explore, develop or operate the property and does not incur any of the costs of exploration, development and operation of the property.

Concentrations

The Partnership is subject to risk resulting from the concentration of the Partnership’s royalty interest revenues in producing oil and natural gas properties and receivables with several significant purchasers. For the year ended December 31, 2018, three purchasers each accounted for more than 10% of royalty interest revenue: Shell Trading (US) Company (“Shell Trading”) (31%), Concho Resources, Inc. (16%) and Trafigura Trading LLC (11%). For the year ended December 31, 2017, two purchasers each accounted for more than 10% of royalty interest revenue: Shell Trading (47%) and RSP Permian LLC (23%). For the year ended December 31, 2016, two purchasers each accounted for more than 10% of royalty interest revenue: Shell Trading (57%) and RSP Permian LLC (32%). The Partnership does not require collateral and does not believe the loss of any single purchaser would materially impact the Partnership’s operating results, as crude oil and natural gas are fungible products with well-established markets and numerous purchasers.

Investments

The Partnership has an equity interest in a limited partnership that is so minor that the Partnership has no influence over the limited partnership’s operating and financial policies. This interest was acquired during the year ended December 31, 2014 and was accounted for under the cost method. Effective January 1, 2018, the Partnership adopted Accounting Standards Update 2016-01 which requires the Partnership to measure this investment at fair value which resulted in a downward adjustment of $18.7 million to record the impact of this adoption. For the year ended December 31, 2018, the Partnership recorded a loss of $0.6 million, which then decreased the Partnership’s investment balance to $14.5 million, which is included in other assets in the accompanying consolidated balance sheets.

Earnings Per Unit

Earnings per unit applicable to limited partners is computed by dividing limited partners’ interest in net income by the weighted average number of outstanding common units.

Viper Energy Partners LP
Notes to Financial Statements - (Continued)

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

The Partnership is subject to margin tax in the state of Texas pursuant to a tax sharing agreement with Diamondback, as discussed further in Note 10—Income Taxes. In addition to the 2018 tax year, the Partnership’s 2015 through 2017 tax years, during which the Partnership was organized as a pass-through entity for federal income tax purposes, remain open to examination by tax authorities. As of December 31, 2018 and 2017, the Partnership had no unrecognized tax benefits that would have a material impact on the effective tax rate. The Partnership is continuing its practice of recognizing interest and penalties related to income tax matters as interest expense and general and administrative expenses, respectively. During the years ended December 31, 2018, 2017 and 2016, there was no interest or penalties associated with uncertain tax positions recognized in the Partnership’s consolidated financial statements.

For the year ended December 31, 2018, the Partnership accrued state income tax expense of $0.2 million for its share of Texas margin tax for which the Partnership’s results are included in a combined tax return filed by Diamondback. Diamondback does not expect any Texas margin tax to be due for the years ended December 31, 2017 and 2016, so no amount has been provided in the accompanying financial statements.

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

Viper Energy Partners LP
Notes to Financial Statements - (Continued)

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

Accounting Pronouncements Not Yet Adopted

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-02, “Leases”. This update applies to any entity that enters into a lease, with some specified scope exemptions. Under this update, a lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. While there were no major changes to the lessor accounting, changes were made to align key aspects with the revenue recognition guidance. Entities will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. As of December 31, 2018, the Partnership was not the lessor or lessee of any leases other than mineral leases which were excluded from the scope of this Accounting Standards Update. The Partnership adopted this standard effective January 1, 2019 using the modified retrospective method. The adoption of this standard did not have an effect on its financial position, results of operations or liquidity.

In January 2018, the Financial Accounting Standards Board issued Accounting Standards Update 2018-01, “Leases - Land Easement Practical Expedient for Transition to Topic 842”. This update applies to any entity that holds land easements. The update allows entities to adopt a practical expedient to not evaluate existing or expired land easements under Topic 842 that were not previously accounted for as leases under the current leases guidance. An entity that elects this practical expedient should evaluate new or modified land easements under Topic 842 beginning at the date that the entity adopts Topic 842. The Partnership adopted this update effective January 1, 2019. The adoption of this standard did not have an effect on its financial position, results of operations or liquidity.

In July 2018, the Financial Accounting Standards Board issued Accounting Standards Update 2018-10, “Codification Improvements to Topic 842, Leases”. This update provides clarification and corrects unintended application of certain sections in the new lease guidance. The Partnership adopted this update effective January 1, 2019. The adoption of this standard did not have an effect on its financial position, results of operations or liquidity.

In July 2018, the Financial Accounting Standards Board issued Accounting Standards Update 2018-11, “Lease (Topic 842): Targeted Improvements”. This update provides another transition method of allowing entities to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Partnership adopted this update effective January 1, 2019. The adoption of this standard did not have an effect on its financial position, results of operations or liquidity.

In December 2018, the Financial Accounting Standards Board issued Accounting Standards Update 2018-20, “Leases (Topic 842) - Narrow-Scope Improvements for Lessors”. This update provides a practical expedient for lessors to elect not to evaluate whether sales taxes and other similar taxes are lessor costs. The update also requires a lessor to exclude from variable payments those costs paid directly by the lessee to third parties and include lessor costs paid by the lessor and reimbursed by the lessee. The Partnership adopted this update effective January 1, 2019. The adoption of this standard did not have an effect on its financial position, results of operations or liquidity.

In June 2018, the Financial Accounting Standards Board issued Accounting Standards Update 2018-07, “Stock Compensation - Improvements to Nonemployee Share-Based Payment Accounting”. This update applies the existing employee guidance to nonemployee share-based transactions, with the exception of specific guidance related to the attribution of compensation cost. The Partnership adopted this update effective January 1, 2019. The adoption of this standard did not have an effect on its financial position, results of operations or liquidity.

In July 2018, the Financial Accounting Standards Board issued Accounting Standards Update 2018-09, “Codification Improvements”. This update provides clarification and corrects unintended application of the guidance in various sections. The Partnership adopted this update effective January 1, 2019. The adoption of this standard did not have an effect on its financial position, results of operations or liquidity.

Viper Energy Partners LP
Notes to Financial Statements - (Continued)

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

In November 2018, the Financial Accounting Standards Board issued Accounting Standards Update 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses”. This update clarifies that receivables arising from operating leases are not in scope of this topic, but rather Topic 842, Leases. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. This update will be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Partnership does not believe the adoption of this standard will have an impact on its financial statements since it does not have a history of credit losses.

3.    ACQUISITIONS

2018 Activity

During the year ended December 31, 2018, the Partnership acquired mineral interests from unrelated third parties underlying 3,585 net royalty acres for an aggregate of approximately $440.4 million and, as of December 31, 2018, had mineral interests underlying 14,841 net royalty acres. The Partnership funded these acquisitions primarily with cash on hand and borrowings under its revolving credit facility.

On August 15, 2018, the Partnership acquired mineral interests from Diamondback underlying 32,424 gross (1,696 net royalty) acres primarily in Pecos County, Texas, in the Permian Basin, approximately 80% of which are operated by Diamondback, for $175.0 million.

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

Viper Energy Partners LP
Notes to Financial Statements - (Continued)

4.    OIL AND NATURAL GAS INTERESTS

Oil and natural gas interests include the following:

	December 31,
	2018	2017
	(in thousands)
Oil and natural gas interests:
Subject to depletion	$845,228	$589,173
Not subject to depletion	871,485	514,724
Gross oil and natural gas interests	1,716,713	1,103,897
Accumulated depletion and impairment	(248,296)	(189,466)
Oil and natural gas interests, net	1,468,417	914,431
Land	5,688	—
Property, net of accumulated depletion and impairment	$1,474,105	$914,431

Balance of costs not subject to depletion:
Incurred in 2018	$476,027
Incurred in 2017	284,371
Incurred in 2016	111,087
Total not subject to depletion	$871,485

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

As a result of the decline in prices, the Partnership recorded a non-cash impairment for the year ended December 31, 2016 of $47.5 million, which was included in accumulated depletion and impairment. There were no impairments recorded for the years ended December 31, 2018 and 2017. For 2016, the impairment charge affected the Partnership’s reported net loss but did not reduce its cash flow. In addition to commodity prices, the Partnership’s production rates, levels of proved reserves, future development costs, transfers of unevaluated properties and other factors will determine its actual ceiling test limitations and impairment analysis in future periods.

5.    DEBT

Credit Agreement-Wells Fargo Bank

On July 8, 2014, the Partnership entered into a secured revolving credit agreement, as amended and restated (the “credit facility”), with Wells Fargo, as administrative agent, certain other lenders, and the Partnership’s consolidated subsidiary, Viper Energy Partners LLC (the “Operating Company”), as guarantor. On May 8, 2018, the Operating Company assumed all liabilities as borrower under the credit agreement and the Partnership became a guarantor of the credit agreement. On July 20, 2018, the Operating Company, the Partnership, Wells Fargo and the other lenders amended and restated the credit agreement to reflect its assumption by the Operating Company. The credit agreement, as amended and restated, provides for a revolving credit facility in the maximum credit amount of $2.0 billion and a borrowing base based on its oil and natural gas reserves and other factors (the “borrowing base”) of $555.0 million, subject to scheduled semi-annual and other elective borrowing base redeterminations. The

Viper Energy Partners LP
Notes to Financial Statements - (Continued)

borrowing base is scheduled to be re-determined semi-annually with effective dates of May 1st and October 26th. In addition, the Operating Company and Wells Fargo each may request up to three interim redeterminations of the borrowing base during any 12-month period. As of December 31, 2018, the borrowing base was set at $555.0 million, and the Partnership had $411.0 million of outstanding borrowings and $144.0 million available for future borrowings under its revolving credit facility.

The outstanding borrowings under the credit agreement bear interest at a rate elected by the Operating Company that is equal to an alternative base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.50% and 3-month LIBOR plus 1.0%) or LIBOR, in each case plus the applicable margin. The applicable margin ranges from 0.75% to 1.75% per annum in the case of the alternative base rate and from 1.75% to 2.75% per annum in the case of LIBOR, in each case depending on the amount of the loans outstanding in relation to the borrowing base. The Operating Company is obligated to pay a quarterly commitment fee ranging from 0.375% to 0.500% per year on the unused portion of the commitment, which fee is also dependent on the amount of loans and letters of credit outstanding in relation to the commitment. Loan principal may be optionally repaid from time to time without premium or penalty (other than customary LIBOR breakage), and is required to be repaid (a) to the extent the loan amount exceeds the commitment or the borrowing base, whether due to a borrowing base redetermination or otherwise (in some cases subject to a cure period), (b) in an amount equal to the net cash proceeds from the sale of property when a borrowing base deficiency or event of default exists under the credit agreement and (c) at the maturity date of November 1, 2022. The loan is secured by substantially all the assets of the Partnership and the Operating Company.

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

As of December 31, 2018, the Operating Company was in compliance with all financial covenants under its credit agreement. The lenders may accelerate all of the indebtedness under our revolving credit facility upon the occurrence and during the continuance of any event of default. The credit agreement contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross-default, bankruptcy and change of control. With certain specified exceptions, the terms and provisions of the credit agreement generally may be amended with the consent of the lenders holding a majority of the outstanding loans or commitments to lend.

6.    RELATED PARTY TRANSACTIONS

Acquisition

On August 15, 2018, the Partnership acquired from Diamondback mineral interests underlying 32,424 gross (1,696 net royalty) acres primarily in Pecos County, Texas, in the Permian Basin, approximately 80% of which are operated by Diamondback, for $175.0 million.

Partnership Agreement

The second amended and restated agreement of limited partnership, dated as of May 9, 2018, as amended as of May 10, 2018 (the “Partnership Agreement”), requires the Partnership to reimburse the General Partner for all direct and indirect expenses incurred or paid on the Partnership’s behalf and all other expenses allocable to the Partnership or otherwise incurred by the General Partner in connection with operating the Partnership’s business. The Partnership Agreement does not set a limit on the amount of expenses for which the General Partner and its affiliates may be reimbursed. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for the Partnership or on the Partnership’s behalf and expenses allocated to the General Partner by its affiliates. The General Partner is entitled to determine the expenses that are allocable

Viper Energy Partners LP
Notes to Financial Statements - (Continued)

to the Partnership. For each of the years ended December 31, 2018 and 2017, the General Partner allocated $2.5 million, to the Partnership. For the year ended December 31, 2016, the General Partner did not allocate any amounts to the Partnership.

Advisory Services Agreement

In connection with the closing of the IPO, the Partnership and General Partner entered into an advisory services agreement with Wexford Capital LP (“Wexford”) dated as of June 23, 2014 (the “Advisory Services Agreement”), under which Wexford agreed to provide the Partnership and the General Partner with general financial and strategic advisory services related to the Partnership’s business in return for an annual fee of $0.5 million, plus reasonable out-of-pocket expenses. The Advisory Services Agreement was terminated on November 12, 2018 with an effective date of December 31, 2018. For the years ended December 31, 2018, 2017 and 2016, the Partnership did not pay any amounts under the Advisory Services Agreement.

Tax Sharing

In connection with the closing of the IPO, the Partnership entered into a tax sharing agreement with Diamondback, dated June 23, 2014, pursuant to which the Partnership agreed to reimburse Diamondback for its share of state and local income and other taxes for which the Partnership’s results are included in a combined or consolidated tax return filed by Diamondback with respect to taxable periods including or beginning on June 23, 2014. The amount of any such reimbursement is limited to the tax the Partnership would have paid had it not been included in a combined group with Diamondback. Diamondback may use its tax attributes to cause its combined or consolidated group, of which the Partnership may be a member for this purpose, to owe less or no tax. In such a situation, the Partnership agreed to reimburse Diamondback for the tax the Partnership would have owed had the tax attributes not been available or used for the Partnership’s benefit, even though Diamondback had no cash tax expense for that period. For the year ended December 31, 2018, the Partnership accrued state income tax expense of $0.2 million for its share of Texas margin tax for which the Partnership’s results are included in a combined tax return filed by Diamondback.

Lease Bonus

During the year ended December 31, 2018, Diamondback paid the Partnership $2.5 million in lease bonus payments to extend the term of 13 leases, reflecting an average bonus of $4,149 per acre and $0.6 million in lease bonus payments for one new lease, reflecting an average bonus of $18,002 per acre. During the year ended December 31, 2017, Diamondback paid the Partnership $0.1 million in lease bonus payments to extend the term of two leases, reflecting an average bonus of $7,459 per acre. During the year ended December 31, 2016, Diamondback paid the Partnership $0.3 million in lease bonus payments to extend the term of six leases, reflecting an average bonus of $1,371 per acre.
7.    UNIT–BASED COMPENSATION

In connection with the IPO, the board of directors of the General Partner adopted the Viper Energy Partners LP Long Term Incentive Plan (“LTIP”), effective June 17, 2014, for employees, officers, consultants and directors of the General Partner and any of its affiliates, including Diamondback, who perform services for the Partnership. The LTIP provides for the grant of unit options, unit appreciation rights, restricted units, unit awards, phantom units, distribution equivalent rights, cash awards, performance awards, other unit-based awards and substitute awards. A total of 8,967,545 common units has been reserved for issuance pursuant to the LTIP. Common units that are cancelled, forfeited or withheld to satisfy exercise prices or tax withholding obligations will be available for delivery pursuant to other awards. The LTIP is administered by the board of directors of the General Partner or a committee thereof.

For the years ended December 31, 2018, 2017 and 2016, the Partnership incurred $2.8 million, $2.4 million and $3.8 million, respectively, of unit–based compensation.

Unit Options

In accordance with the LTIP, the exercise price of unit options granted may not be less than the market value of the common units at the date of grant. The units issued under the LTIP will consist of new common units of the Partnership. On June 17, 2014, the Partnership granted 2,500,000 unit options to the executive officers of the General Partner. The unit options vested approximately 33% ratably on each of the first three anniversaries of the date of grant. All outstanding unit options were amended effective November 29, 2016 to provide that vested unit options would become exercisable upon the earlier to occur of (i) the “Exercise Window Period” beginning on the third anniversary of the date of grant and ending on December 31, 2017, or (ii) the “Change of Control Exercise Period” beginning ten days before and ending on the date a change of control occurs (the earlier

Viper Energy Partners LP
Notes to Financial Statements - (Continued)

occurring of such events, the “Exercise Period”). At any time within the Exercise Period, if a participant attempted to exercise a vested unit option and the fair market value per unit as of such date was less than the exercise price per option unit, the vested unit option would not be exercisable. All of the unit options expired unexercised on December 31, 2017.

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

2014
Grant-date fair value	$4.24
Expected volatility	36.0%
Expected dividend yield	5.9%
Expected term (in years)	3.0
Risk-free rate	0.99%
The following table presents the unit option activity under the LTIP for the year ended December 31, 2018:

		Weighted Average
	Unit Options	Exercise Price	Remaining Term	Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2017	7,600	$18.49
Exercised	(7,600)	$18.49
Outstanding at December 31, 2018	—	$—	0.00	$—

The aggregate intrinsic value of unit options that were exercised during the year ended December 31, 2018 were $0.2 million.

Phantom Units

Under the LTIP, the board of directors of the General Partner is authorized to issue phantom units to eligible employees. The Partnership estimates the fair value of phantom units as the closing price of the Partnership’s common units on the grant date of the award, which is expensed over the applicable vesting period. Upon vesting the phantom units entitle the recipient to one common unit of the Partnership for each phantom unit. The Partnership may also grant distribution equivalent rights with respect to Phantom Units. Distribution equivalent rights are rights to receive an amount equal to the cash distributions made during the period a phantom unit is outstanding.

The following table presents the phantom unit activity under the LTIP for the year ended December 31, 2018:

	Phantom Units	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2017	105,439	$17.10
Granted	127,402	$25.54
Vested	(102,811)	$19.23
Forfeited	(4,977)	$29.71
Unvested at December 31, 2018	125,053	$23.44

The aggregate fair value of phantom units that vested during the year ended December 31, 2018 was $2.0 million. As of December 31, 2018, the unrecognized compensation cost related to unvested phantom units was $1.6 million. Such cost is expected to be recognized over a weighted-average period of 0.98 years.

Viper Energy Partners LP
Notes to Financial Statements - (Continued)

8.    UNITHOLDERS’ EQUITY AND PARTNERSHIP DISTRIBUTIONS

The Partnership has general partner and limited partner units. At December 31, 2018, the Partnership had a total of 51,653,956 common units and 72,418,500 Class B units issued and outstanding, of which 731,500 common units and 72,418,500 Class B units were owned by Diamondback, representing approximately 59% of the total Partnership’s units outstanding. The Operating Company units and the Partnership’s Class B units owned by Diamondback are exchangeable from time to time for the Partnership’s common units (that is, one Operating Company unit and one Partnership Class B unit, together, will be exchangeable for one Partnership common unit).

The following table summarizes changes in the number of the Partnership’s common units:

Common Units
Balance at December 31, 2017	113,882,045
Common units issued in public offerings	10,080,000
Common units vested and issued under the LTIP	110,411
Unit exchange related to tax conversion	(73,150,000)
Recapitalization related to tax conversion	731,500
Balance at December 31, 2018	51,653,956

The following table summarizes changes in the number of the Partnership’s Class B units:

Class B Units
Balance at December 31, 2017	—
Unit exchange related to tax conversion	73,150,000
Recapitalization related to tax conversion	(731,500)
Balance at December 31, 2018	72,418,500

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

Viper Energy Partners LP
Notes to Financial Statements - (Continued)

The following table presents cash distributions approved by the board of directors of the General Partner for the periods presented:

Declaration Date	Quarter	Amount per Common Unit	Payment Date	Amount Distributed to Diamondback
				(in thousands)
May 2, 2016	Q1 2016	$0.149	May 23, 2016	$10,497
July 21, 2016	Q2 2016	$0.189	August 22, 2016	$13,693
October 25, 2016	Q3 2016	$0.207	November 18, 2016	$14,997
February 3, 2017	Q4 2016	$0.258	February 24, 2017	$18,692
April 28, 2017	Q1 2017	$0.302	May 25, 2017	$21,880
July 28, 2017	Q2 2017	$0.332	August 24, 2017	$24,286
October 16, 2017	Q3 2017	$0.337	November 14, 2017	$24,652
January 31, 2018	Q4 2017	$0.460	February 26, 2018	$33,649
April 5, 2018	Q1 2018	$0.480	April 27, 2018	$35,112
July 27, 2018	Q2 2018	$0.600	August 20, 2018	$43,901
October 23, 2018	Q3 2018	$0.580	November 19, 2018	$42,447

Cash distributions are made to the common unitholders of record on the applicable record date, generally within 60 days after the end of each quarter. Available cash for the Partnership and the Operating Company for each quarter is determined by the board of directors of the Partnership’s general partner following the end of such quarter. Available cash for the Operating Company for each quarter will generally equal its Adjusted EBITDA reduced for cash needed for debt service and other contractual obligations and fixed charges and reserves for future operating or capital needs that the board of directors of the Partnership’s general partner deems necessary or appropriate, if any, and the Partnership’s available cash will generally equal its Adjusted EBITDA (which will be the proportionate share of the available cash distributed to the Partnership by the Operating Company), less as a result of the Tax Election, cash needed for the payment of income taxes payable by the Partnership, if any.

9.    EARNINGS PER UNIT

The net income per common unit on the consolidated statements of operations is based on the net income (loss) of the Partnership for the years ended December 31, 2018, 2017 and 2016, since this is the amount of net income (loss) that is attributable to the Partnership’s common units.

The Partnership’s net income (loss) is allocated wholly to the common units. Payments made to the Partnership’s unitholders are determined in relation to the cash distribution policy described in Note 8—Unitholders’ Equity and Partnership Distributions.

Basic net income per common unit is calculated by dividing net income (loss) by the weighted-average number of common units outstanding during the period. Diluted net income per common unit gives effect, when applicable, to unvested common units granted under the LTIP.

Viper Energy Partners LP
Notes to Financial Statements - (Continued)

	Year Ended December 31,
	2018	2017	2016
	(In thousands, except per unit amounts)
Net income (loss) attributable to the period	$143,958	$111,478	$(10,899)
Weighted average common units outstanding:
Basic weighted average common units outstanding	71,546	104,318	83,081
Effect of dilutive securities:
Potential common units issuable	80	65	—
Diluted weighted average common units outstanding	71,626	104,383	83,081
Net income (loss) per common unit, basic	$2.01	$1.07	$(0.13)
Net income (loss) per common unit, diluted	$2.01	$1.07	$(0.13)

The Partnership had the following units that were excluded from the computation of diluted earnings per unit because their inclusion would have been anti-dilutive for the periods presented but could potentially dilute basic earnings per unit in future periods:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Restricted stock units	1	40	1,567

10.    INCOME TAXES

As discussed further in Note 1, on March 29, 2018, the Partnership announced that the Board of Directors of the General Partner had unanimously approved a change of the Partnership’s federal income tax status from that of a pass-through partnership to that of a taxable entity, which change became effective on May 10, 2018. Because the operations of the business continue to be conducted through a pass-through entity, the Operating Company, in which the Partnership and Diamondback have ownership, represents a continuation of the historic pass-through entity for federal income tax purposes. Notwithstanding this federal income tax treatment, the change in the Partnership’s tax status is accounted for under financial accounting rules as a change in the Partnership’s tax status. This accounting treatment results in the Partnership’s financial statements reflecting a deferred tax benefit attributable to the Partnership succeeding to the tax basis of the Partnership’s unitholders in the unitholders’ Partnership units as of the effective date of the conversion.

Subsequent to the Partnership’s change in tax status, the Partnership provides for income taxes under the asset and liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, specifically the Partnership’s investment in the Operating Company, using enacted tax rates expected to be in effect during the year in which the basis differences reverse. Valuation allowances are established when Management determines it is more likely than not that some portion, or all, of the Partnership’s deferred tax assets will not be realized.

The Partnership’s effective income tax rate was (38.0)% for the year ended December 31, 2018. Total income tax benefit for the year ended December 31, 2018 differed from amounts computed by applying the United States federal statutory tax rate to pre-tax income for the period primarily due to (i) the impact of deferred taxes recognized as a result of the Partnership’s change in tax status, (ii) net income attributable to the non-controlling interest, and (iii) net income attributable to the period prior to the Partnership’s change in federal income tax status. For the year ended December 31, 2018, the Partnership recorded an income tax benefit of approximately $72.8 million related to deferred taxes on the Partnership’s investment in the Operating Company arising from the change in the Partnership’s federal tax status and the Partnership’s succession to the partners’ tax bases in the Partnership at the date of the tax status change.

Prior to May 10, 2018, the effective date of the Partnership’s change in income tax status, the Partnership was treated as a pass-through entity for income tax purposes. As a result, the Partnership’s partners were responsible for federal income taxes on their share of the Partnership’s taxable income.

Viper Energy Partners LP
Notes to Financial Statements - (Continued)

The components of the provision for income taxes for the year ended December 31, 2018 are as follows:

Year Ended December 31, 2018
(In thousands)
Current income tax provision (benefit):
Federal	$—
State	151
Total current income tax provision	151
Deferred income tax provision (benefit):
Federal	(72,516)
State	—
Total deferred income tax provision (benefit)	(72,516)
Total provision for (benefit from) income taxes	$(72,365)

A reconciliation of the statutory federal income tax amount to the recorded expense is as follows:

Year Ended December 31, 2018
(In thousands)
Income tax expense (benefit) at the federal statutory rate (21%)	$40,008
Impact of net income attributable to the pre-incorporation period	(14,279)
Impact of nontaxable noncontrolling interest	(24,973)
State income tax expense (benefit), net of federal tax effect	119
Deferred taxes related to change in tax status	(72,787)
Other, net	(453)
Provision for (benefit from) income taxes	$(72,365)

Viper Energy Partners LP
Notes to Financial Statements - (Continued)

The components of the Company’s deferred tax assets and liabilities as of December 31, 2018 are as follows:

December 31, 2018
(In thousands)
Deferred tax assets:
Net operating loss and interest expense carryforwards (indefinite life carryforward)	$2,131
Investment in the Operating Company	94,468
Other	284
Total deferred tax assets	96,883
Valuation allowance	—
Net deferred tax assets	96,883
Deferred tax liabilities:
Oil and natural gas properties and equipment	—
Other	—
Total deferred tax liabilities	—
Net deferred tax assets (liabilities)	$96,883

As of December 31, 2018, the Partnership has net deferred tax assets of approximately $96.9 million, including $72.8 million recorded as a result of the Partnership’s change in tax status. Under federal income tax provisions applicable to the Partnership's change in tax status, the Partnership's basis for federal income tax purposes in its interest in the Operating Company consists primarily of the sum of the Partnership's unitholders' tax bases in their interests in the Partnership on the date of the tax status change. Under federal income tax reporting rules applicable to publicly traded partnerships ("PTPs"), partner information, including partner tax basis information, is required to be provided to the Partnership, but not in sufficient time for the Partnership to finalize its determination of the resultant tax basis in the Operating Company. The deferred tax asset reflected above represents the Partnership’s best estimate of the difference between its tax basis and its basis for financial accounting purposes in the Operating Company. The estimate is subject to revision, which the Partnership does not believe will be material, when the Partnership finalizes its federal income tax computations for 2018. The Partnership has federal net operating loss carryforwards of approximately $8.3 million which may be carried forward indefinitely to offset future taxable income.

Management considers the likelihood that the Partnership’s net operating losses and other deferred tax attributes will be utilized prior to their expiration. At December 31, 2018, Management’s assessment included consideration of all available positive and negative evidence including the anticipated timing of reversal of deferred tax liabilities and projected future taxable income. As a result of the assessment, Management determined that it is more likely than not that the Partnership will realize its deferred tax assets.

The Partnership principally operates in the state of Texas. For the year ended December 31, 2018, the Partnership accrued state income tax expense of $0.2 million for its share of Texas margin tax attributable to the Partnership’s results which are included in a combined tax return filed by Diamondback. At December 31, 2018, the Partnership did not have any significant uncertain tax positions requiring recognition in the financial statements. In addition to the 2018 tax year, our 2015 through 2017 tax years, periods during which we were organized as a pass-through entity for income tax purposes, remain open to examination by tax authorities.

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

Viper Energy Partners LP
Notes to Financial Statements - (Continued)

12.    SUBSEQUENT EVENTS

Cash Distribution

On January 30, 2019, the board of directors of the General Partner approved a cash distribution for the fourth quarter of 2018 of $0.51 per common unit, payable on February 25, 2019, to unitholders of record at the close of business on February 19, 2019.

13.    SUPPLEMENTAL INFORMATION ON OIL AND NATURAL GAS OPERATIONS (Unaudited)

The Partnership’s oil and natural gas reserves are attributable solely to properties within the United States.

Capitalized oil and natural gas costs

Aggregate capitalized costs related to oil and natural gas production activities with applicable accumulated depreciation, depletion and amortization are as follows:

	December 31,
	2018	2017
	(In thousands)
Oil and natural gas interests:
Proved	$845,228	$589,173
Unproved	871,485	514,724
Total oil and natural gas interests	1,716,713	1,103,897
Accumulated depletion and impairment	(248,296)	(189,466)
Net oil and natural gas interests capitalized	$1,468,417	$914,431

Costs incurred in oil and natural gas activities

Costs incurred in oil and natural gas property acquisition, exploration and development activities are as follows:

	December 31,
	2018	2017	2016
	(In thousands)
Acquisition costs:
Proved properties	$256,055	$55,948	$31,441
Unproved properties	356,761	287,131	174,385
Total	$612,816	$343,079	$205,826

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

	December 31,
	2018	2017	2016
	(In thousands)
Royalty income	$282,661	$160,163	$78,837
Production and ad valorem taxes	(19,048)	(10,608)	(5,544)
Gathering and transportation	—	(789)	(415)
Depletion	(58,830)	(40,519)	(29,820)
Impairment	—	—	(47,469)
Income tax expense	(422)	—	—
Results of operations from oil, natural gas and natural gas liquids	$204,361	$108,247	$(4,411)

Oil and Natural Gas Reserves

Proved oil and natural gas reserve estimates as of December 31, 2018, 2017 and 2016 were prepared by Ryder Scott Company, L.P., independent petroleum engineers. Proved reserves were estimated in accordance with guidelines established by the SEC, which require that reserve estimates be prepared under existing economic and operating conditions based upon the 12-month unweighted average of the first-day-of-the-month prices.

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

Viper Energy Partners LP
Notes to Financial Statements - (Continued)

The changes in estimated proved reserves are as follows:

	Oil (Bbls)	Natural Gas Liquids (Bbls)	Natural Gas (Mcf)
	(In thousands)
Proved Developed and Undeveloped Reserves:
As of December 31, 2015	18,378	3,916	24,308
Purchase of reserves in place	1,138	437	2,315
Extensions and discoveries	5,647	1,477	7,181
Revisions of previous estimates	(2,041)	74	(5,223)
Production	(1,778)	(328)	(1,490)
As of December 31, 2016	21,344	5,576	27,091
Purchase of reserves in place	2,106	252	5,245
Extensions and discoveries	7,859	1,813	11,106
Revisions of previous estimates	(2,525)	(813)	(3,498)
Production	(2,899)	(533)	(3,549)
As of December 31, 2017	25,885	6,295	36,395
Purchase of reserves in place	5,394	1,163	16,486
Extensions and discoveries	13,858	3,359	13,992
Revisions of previous estimates	1,140	1,108	564
Production	(4,399)	(933)	(5,840)
As of December 31, 2018	41,878	10,992	61,597

Proved Developed Reserves:
December 31, 2016	12,332	3,247	15,933
December 31, 2017	18,788	4,536	29,256
December 31, 2018	29,526	7,965	49,681

Proved Undeveloped Reserves:
December 31, 2016	9,012	2,329	11,158
December 31, 2017	7,097	1,759	7,139
December 31, 2018	12,352	3,027	11,916

Revisions represent changes in previous reserves estimates, either upward or downward, resulting from new information normally obtained from development drilling and production history or resulting from a change in economic factors, such as commodity prices, operating costs or development costs.

During the year ended December 31, 2018, the Partnership’s extensions and discoveries of 19,549 MBoe resulted primarily from the drilling of 133 new wells and from 138 new proved undeveloped locations added. The Partnership’s positive revisions of previous estimated quantities of 2,342 MBoe were primarily due to changes in type curves and realized prices. The purchase of reserves in place of 9,305 MBoe were due to multiple acquisitions primarily located in Pecos, Reeves and Howard counties within the Permian Basin as well as an acquisition in the Eagle Ford Shale.

During the year ended December 31, 2017, the Partnership’s extensions and discoveries of 11,524 MBoe resulted primarily from the drilling of 96 new wells and from 40 new proved undeveloped locations added. The Partnership’s negative revisions of previous estimated quantities of 3,921 MBoe were primarily due to changes in type curves. The purchase of reserves in place of 3,232 MBoe were due to multiple acquisitions with the largest being located in Pecos, Reeves and Loving counties.

During the year ended December 31, 2016, the Partnership’s extensions and discoveries of 7,125 MBoe resulted primarily from the drilling of 33 new wells and from 32 new proved undeveloped locations added. The Partnership’s negative revisions of

Viper Energy Partners LP
Notes to Financial Statements - (Continued)

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

The following table sets forth the standardized measure of discounted future net cash flows attributable to the Partnership’s proved oil and natural gas reserves as of December 31, 2018, 2017 and 2016:

	December 31,
	2018	2017	2016
	(In thousands)
Future cash inflows	$2,962,386	$1,445,883	$948,090
Future production taxes	(200,079)	(125,564)	(69,109)
Future income tax expense	(273,643)	(6,932)	(4,615)
Future net cash flows	2,488,664	1,313,387	874,366
10% discount to reflect timing of cash flows	(1,349,282)	(688,039)	(461,785)
Standardized measure of discounted future net cash flows	$1,139,382	$625,348	$412,581

In the table below the average first-day-of–the-month price for oil, natural gas and natural gas liquids is presented, all utilized in the computation of future cash inflows:

	December 31,
	2018	2017	2016
	Unweighted Arithmetic Average
	First-Day-of-the-Month Prices
Oil (per Bbl)	$61.46	$48.21	$39.64
Natural gas (per Mcf)	$1.84	$2.13	$1.36
Natural gas liquids (per Bbl)	$25.04	$19.15	$11.69

Viper Energy Partners LP
Notes to Financial Statements - (Continued)

Principal changes in the standardized measure of discounted future net cash flows attributable to the Partnership’s proved reserves are as follows:

	December 31,
	2018	2017	2016
	(In thousands)
Standardized measure of discounted future net cash flows at the beginning of the period	$625,348	$412,581	$395,763
Purchase of minerals in place	180,990	54,662	23,651
Sales of oil and natural gas, net of production costs	(266,055)	(149,555)	(74,628)
Extensions and discoveries	423,540	214,479	104,451
Net changes in prices and production costs	187,592	99,382	(42,155)
Revisions of previous quantity estimates	52,487	(50,773)	(42,883)
Net changes in income taxes	(123,804)	(1,129)	51
Accretion of discount	62,867	41,477	39,800
Net changes in timing of production and other	(3,583)	4,224	8,531
Standardized measure of discounted future net cash flows at the end of the period	$1,139,382	$625,348	$412,581

14.    QUARTERLY FINANCIAL DATA (Unaudited)

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per unit amounts)
Operating income	$62,443	$75,406	$78,603	$72,368
Income from operations	43,703	54,926	54,846	49,512
Income tax expense (benefit)	—	(71,878)	764	(1,251)
Net income	42,896	128,464	50,812	40,705
Net income attributable to non-controlling interest	—	29,060	48,466	41,393
Net income (loss) attributable to Viper Energy Partners LP	$42,896	$99,404	$2,346	$(688)
Net income (loss) attributable to common limited partners per unit:
Basic	$0.38	$1.36	$0.05	$(0.01)
Diluted	$0.38	$1.35	$0.05	$(0.01)

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per unit amounts)
Operating income	$33,652	$36,622	$42,533	$59,226
Income from operations	21,450	22,479	27,067	42,825
Net income	$20,652	$22,149	$26,607	$42,070
Net income attributable to common limited partners per unit:
Basic	$0.22	$0.23	$0.24	$0.37
Diluted	$0.22	$0.23	$0.24	$0.37