Form 10-Q
period 2019-03-31
Viper Energy Partners LP
filed 2019-05-01
CIK 1602065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2019
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-36505

Viper Energy Partners LP
(Exact Name of Registrant As Specified in Its Charter)

Delaware	46-5001985
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

500 West Texas, Suite 1200 Midland, Texas	79701
(Address of Principal Executive Offices)	(Zip Code)
(432) 221-7400
(Registrant Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered	Units outstanding as of April 26, 2019
Common Units	VNOM	Nasdaq Global Select Market	62,628,357
Class B Units			72,418,500

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

VIPER ENERGY PARTNERS LP
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2019

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

Condensate	Liquid hydrocarbons associated with the production of a primarily natural gas reserve.
Crude oil	Liquid hydrocarbons retrieved from geological structures underground to be refined into fuel sources.
Dry hole or dry well	A well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceed production expenses and taxes.
Fracturing	The process of creating and preserving a fracture or system of fractures in a reservoir rock typically by injecting a fluid under pressure through a wellbore and into the targeted formation.
Horizontal wells	Wells drilled directionally horizontal to allow for development of structures not reachable through traditional vertical drilling mechanisms.
MBbls	Thousand barrels of crude oil or other liquid hydrocarbons.
MBOE	One thousand barrels of crude oil equivalent, determined using a ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.
Mcf	Thousand cubic feet of natural gas.
Mineral interests	The interests in ownership of the resource and mineral rights, giving an owner the right to profit from the extracted resources.
MMBtu	Million British Thermal Units.
Net royalty acres	Gross acreage multiplied by the average royalty interest.
Oil and natural gas properties	Tracts of land consisting of properties to be developed for oil and natural gas resource extraction.
Operator	The individual or company responsible for the exploration and/or production of an oil or natural gas well or lease.
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

v

Viper Energy Partners LP
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2019	2018

	(In thousands, except unit amounts)
Assets
Current assets:
Cash and cash equivalents	$10,133	$22,676
Royalty income receivable	38,083	38,823
Royalty income receivable—related party	7,376	3,489
Other current assets	258	257
Total current assets	55,850	65,245
Property:
Oil and natural gas interests, full cost method of accounting ($916,437 and $871,485 excluded from depletion at March 31, 2019 and December 31, 2018, respectively)	1,798,679	1,716,713
Land	5,688	5,688
Accumulated depletion and impairment	(264,495)	(248,296)
Property, net	1,539,872	1,474,105
Other assets	21,257	17,831
Deferred tax asset	150,463	96,883
Total assets	$1,767,442	$1,654,064
Liabilities and Unitholders’ Equity
Current liabilities:
Accounts payable	$8	$—
Other accrued liabilities	2,772	6,022
Total current liabilities	2,780	6,022
Long-term debt	157,000	411,000
Total liabilities	159,780	417,022
Commitments and contingencies (Note 13)
Unitholders’ equity:
General partner	1,000	1,000
Common units (62,628,357 units issued and outstanding as of March 31, 2019 and 51,653,956 units issued and outstanding as of December 31, 2018)	817,014	540,112
Class B units (72,418,500 units issued and outstanding as of March 31, 2019 and as of December 31, 2018)	990	990
Total Viper Energy Partners LP unitholders’ equity	819,004	542,102
Non-controlling interest	788,658	694,940
Total equity	1,607,662	1,237,042
Total liabilities and unitholders’ equity	$1,767,442	$1,654,064

See accompanying notes to consolidated financial statements.

Viper Energy Partners LP
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(In thousands, except per unit amounts)
Operating income:
Royalty income	$60,428	$62,128
Lease bonus income	1,160	—
Other operating income	2	50
Total operating income	61,590	62,178
Costs and expenses:
Production and ad valorem taxes	3,692	4,239
Depletion	16,199	11,525
General and administrative expenses	1,695	2,711
Total costs and expenses	21,586	18,475
Income from operations	40,004	43,703
Other income (expense):
Interest expense, net	(4,549)	(2,098)
Gain on revaluation of investment	3,592	899
Other income, net	656	392
Total other income (expense), net	(301)	(807)
Income before income taxes	39,703	42,896
Benefit from income taxes	(34,608)	—
Net income	74,311	42,896
Net income attributable to non-controlling interest	40,532	—
Net income attributable to Viper Energy Partners LP	$33,779	$42,896

Net income attributable to common limited partners per unit:
Basic	$0.61	$0.38
Diluted	$0.61	$0.38
Weighted average number of common limited partner units outstanding:
Basic	55,448	113,901
Diluted	55,475	113,991

See accompanying notes to consolidated financial statements.

Viper Energy Partners LP
Consolidated Statements of Unitholders' Equity
(Unaudited)

	Limited Partners				General Partner	Non-Controlling Interest
	Common		Class B		Amount	Amount
	Units	Amount	Units	Amount			Total
		(In thousands)
Balance at December 31, 2017	113,882	$913,908	—	$—	$—	$—	$913,908
Impact of adoption of ASU 2016-01 (Note 2)		(18,651)		—	—	—	(18,651)
Unit-based compensation		1,288		—	—	—	1,288
Distributions to public		(18,737)		—	—	—	(18,737)
Distributions to Diamondback		(33,649)		—	—	—	(33,649)
Net income		42,896		—	—	—	42,896
Balance at March 31, 2018	113,882	$887,055	—	$—	$—	$—	$887,055

Balance at December 31, 2018	51,654	$540,112	72,419	$990	$1,000	$694,940	$1,237,042
Net proceeds from the issuance of common units - public	10,925	340,648		—	—	—	340,648
Unit-based compensation	60	405		—	—	—	405
Distributions to public		(25,970)		—	—	—	(25,970)
Distributions to Diamondback		(392)		—	—	(36,934)	(37,326)
Distributions to General Partner		(20)		—	—	—	(20)
Change in ownership of consolidated subsidiaries, net		(71,195)		—	—	90,120	18,925
Units repurchased for tax withholding	(11)	(353)		—	—	—	(353)
Net income		33,779		—	—	40,532	74,311
Balance at March 31, 2019	62,628	$817,014	72,419	$990	$1,000	$788,658	$1,607,662

See accompanying notes to consolidated financial statements.

Viper Energy Partners LP
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Cash flows from operating activities:
Net income	$74,311	$42,896
Adjustments to reconcile net income to net cash provided by operating activities:
Benefit from deferred income taxes	(34,655)	—
Depletion	16,199	11,525
Gain on revaluation of investment	(3,592)	(899)
Amortization of debt issuance costs	216	155
Non-cash unit-based compensation	405	1,288
Changes in operating assets and liabilities:
Royalty income receivable	740	(3,119)
Royalty income receivable—related party	(3,887)	(1,363)
Accounts payable and other accrued liabilities	(3,289)	(1,265)
Income tax payable	47	—
Other current assets	(44)	(6)
Net cash provided by operating activities	46,451	49,212
Cash flows from investing activities:
Acquisition of oil and natural gas interests	(81,923)	(149,994)
Proceeds from the sale of investments	—	125
Net cash used in investing activities	(81,923)	(149,869)
Cash flows from financing activities:
Proceeds from borrowings under credit facility	59,500	147,000
Repayment on credit facility	(313,500)	—
Debt issuance costs	(50)	(3)
Proceeds from public offerings	340,860	—
Public offering costs	(212)	—
Units purchased for tax withholding	(353)	—
Distributions to partners	(63,316)	(52,386)
Net cash provided by financing activities	22,929	94,611
Net decrease in cash	(12,543)	(6,046)
Cash and cash equivalents at beginning of period	22,676	24,197
Cash and cash equivalents at end of period	$10,133	$18,151

Supplemental disclosure of cash flow information:
Interest paid	$4,908	$2,072

See accompanying notes to consolidated financial statements.

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements
(Unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION

Organization

Viper Energy Partners LP (the “Partnership”) is a publicly traded Delaware limited partnership, the common units of which are listed on the Nasdaq Global Select Market under the symbol “VNOM”. The Partnership was formed by Diamondback Energy, Inc. (“Diamondback”) on February 27, 2014 to, among other things, own, acquire and exploit oil and natural gas properties in North America. The Partnership is currently focused on oil and natural gas properties in the Permian Basin and Eagle Ford Shale. Unless the context requires otherwise, references to “we,” “us,” “our” or “the Partnership” are intended to mean the business and operations of the Partnership and its consolidated subsidiary, Viper Energy Partners LLC (the “Operating Company”).

As of March 31, 2019, Viper Energy Partners GP LLC (the “General Partner”), held a 100% general partner interest in the Partnership and Diamondback had an approximate 54% limited partner interest in the Partnership. Diamondback owns and controls the General Partner.

Recapitalization, Tax Status Election and Related Transactions
In March 2018, the Board of Directors of the General Partner unanimously approved a change of the Partnership’s federal income tax status from that of a pass-through partnership to that of a taxable entity via a “check the box” election. In connection with making this election, on May 9, 2018 the Partnership (i) amended and restated its First Amended and Restated Partnership Agreement, (ii) amended and restated the First Amended and Restated Limited Liability Company Agreement of the Operating Company, (iii) amended and restated its existing registration rights agreement with Diamondback and (iv) entered into an exchange agreement with Diamondback, the General Partner and the Operating Company. Simultaneously with the effectiveness of these agreements, Diamondback delivered and assigned to the Partnership the 73,150,000 common units Diamondback owned in exchange for (i) 73,150,000 of the Partnership’s newly-issued Class B units and (ii) 73,150,000 newly-issued units of the Operating Company pursuant to the terms of a Recapitalization Agreement dated March 28, 2018, as amended as of May 9, 2018 (the “Recapitalization Agreement”). Immediately following that exchange, the Partnership continued to be the managing member of the Operating Company, with sole control of its operations, and owned approximately 36% of the outstanding units issued by the Operating Company, and Diamondback owned the remaining approximately 64% of the outstanding units issued by the Operating Company. Upon completion of the Partnership’s July 2018 offering of units, it owned approximately 41% of the outstanding units issued by the Operating Company and Diamondback owned the remaining approximately 59%. The Operating Company units and the Partnership’s Class B units owned by Diamondback are exchangeable from time to time for the Partnership’s common units (that is, one Operating Company unit and one Partnership Class B unit, together, will be exchangeable for one Partnership common unit).

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

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements
(Unaudited)

These financial statements have been prepared by the Partnership without audit, pursuant to the rules and regulations of the SEC. They reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations, although the Partnership believes the disclosures are adequate to make the information presented not misleading. This Quarterly Report on Form 10–Q should be read in conjunction with the Partnership’s most recent Annual Report on Form 10–K for the fiscal year ended December 31, 2018, which contains a summary of the Partnership’s significant accounting policies and other disclosures.

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

Investments

The Partnership has an equity interest in a limited partnership that is so minor that the Partnership has no influence over the limited partnership’s operating and financial policies. This interest was acquired during the year ended December 31, 2014 and is accounted for under the cost method. Effective January 1, 2018, the Partnership adopted Accounting Standards Update 2016-01 which requires the Partnership to measure this investment at fair value which resulted in a downward adjustment of $18.7 million to record the impact of this adoption. See Note 12—Fair Value Measurements.

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

The Partnership is subject to margin tax in the state of Texas pursuant to a tax sharing agreement with Diamondback, as discussed further in Note 7. In addition to the 2018 tax year, the Partnership’s 2015 through 2017 tax years, periods during which the Partnership was organized as a pass-through entity for income tax purposes, remain open to examination by tax authorities. As of March 31, 2019, the Partnership had no unrecognized tax benefits that would have a material impact on the effective tax rate. The Partnership is continuing its practice of recognizing interest and penalties related to income tax matters as interest expense and general and administrative expenses, respectively. During the three months ended March 31, 2019, there was no interest or penalties associated with uncertain tax positions recognized in the Partnership’s consolidated financial statements.

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(unaudited)

New Accounting Pronouncements

Recently Adopted Pronouncements

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-02, “Leases”. This update applies to any entity that enters into a lease, with some specified scope exemptions. Under this update, a lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. While there were no major changes to the lessor accounting, changes were made to align key aspects with the revenue recognition guidance. This update is effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. Entities will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. As of March 31, 2019, the Partnership was not the lessor or lessee of any leases other than mineral leases which were excluded from the scope of this Accounting Standards Update. The Partnership adopted this update effective January 1, 2019. It did not have a material impact on its financial position, results of operations or liquidity.

In January 2018, the Financial Accounting Standards Board issued Accounting Standards Update 2018-01, “Leases - Land Easement Practical Expedient for Transition to Topic 842”. This update applies to any entity that holds land easements. The update allows entities to adopt a practical expedient to not evaluate existing or expired land easements under Topic 842 that were not previously accounted for as leases under the current leases guidance. An entity that elects this practical expedient should evaluate new or modified land easements under Topic 842 beginning at the date that the entity adopts Topic 842. The Partnership adopted this update effective January 1, 2019. It did not have a material impact on its financial position, results of operations or liquidity.

In July 2018, the Financial Accounting Standards Board issued Accounting Standards Update 2018-10, “Codification Improvements to Topic 842, Leases”. This update provides clarification and corrects unintended application of certain sections in the new lease guidance. This update is effective for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Partnership adopted this update effective January 1, 2019. It did not have a material impact on its financial position, results of operations or liquidity.

In July 2018, the Financial Accounting Standards Board issued Accounting Standards Update 2018-11, “Lease (Topic 842): Targeted Improvements”. This update provides another transition method of allowing entities to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. This update is effective for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Partnership adopted this update effective January 1, 2019. It did not have a material impact on its financial position, results of operations or liquidity.

In January 2019, the Financial Accounting Standards Board issued Accounting Standards Update 2019-01, “Leases (Topic 842): Codification Improvements”. This update clarifies certain presentation and transition disclosures under Topic 842. This update is effective for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Partnership adopted this update effective January 1, 2019. It did not have a material impact on its financial position, results of operations or liquidity.

In June 2018, the Financial Accounting Standards Board issued Accounting Standards Update 2018-07, “Stock Compensation - Improvements to Nonemployee Share-Based Payment Accounting”. This update applies the existing employee guidance to nonemployee share-based transactions, with the exception of specific guidance related to the attribution of compensation cost. This update is effective for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Partnership adopted this update effective January 1, 2019. It did not have a material impact on its financial position, results of operations or liquidity.

In July 2018, the Financial Accounting Standards Board issued Accounting Standards Update 2018-09, “Codification Improvements”. This update provides clarification and corrects unintended application of the guidance in various sections. This update is effective for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Partnership adopted this update effective January 1, 2019. It did not have a material impact on its financial position, results of operations or liquidity.

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(unaudited)

Accounting Pronouncements Not Yet Adopted

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-13, “Financial Instruments - Credit Losses”. This update affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables and any other financial assets not excluded from the scope that have the contractual right to receive cash. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. This update will be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Partnership does not believe the adoption of this standard will have an impact on its financial statements since it does not have a history of credit losses.

In April 2019, the Financial Accounting Standards Board issued Accounting Standards Update 2019-04, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments”. This update clarifies guidance previously issued in ASU 2016-01, ASU 2016-13 and ASU 2017-12. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Partnership does not believe the updates to the referenced standards will have an impact on its financial position, results of operations or liquidity.

In August 2018, the Financial Accounting Standards Board issued Accounting Standards Update 2018-13, “Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement”. This update modifies the fair value measurement disclosure requirements specifically related to Level 3 fair value measurements and transfers between levels. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. This update will be applied prospectively. The Partnership is currently evaluating the impact of the adoption of this update, but does not believe it will have a material impact on its financial position, results of operations or liquidity.

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

Royalty income from oil, natural gas and natural gas liquids sales

The Partnership’s oil, natural gas and natural gas liquids sales contracts are generally structured whereby the producer of the properties in which the Partnership owns a royalty interest sells the Partnership’s proportionate share of oil, natural gas and natural gas liquids production to the purchaser and the Partnership collects its percentage royalty based on the revenue generated by the sale of the oil, natural gas and natural gas liquids. In this scenario, the Partnership recognizes revenue when control transfers to the purchaser or operator at the wellhead or at the gas processing facility based on the Partnership’s percentage ownership share of the revenue, net any deductions for gathering and transportation.

Transaction price allocated to remaining performance obligations

The Partnership’s right to royalty income does not originate until production occurs and, therefore, is not considered to exist beyond each days’ production. Therefore, there are no remaining performance obligations under any of the Partnership’s royalty income contracts.

Contract balances

Under the Partnership’s royalty income contracts, it would have the right to receive royalty income once production has occurred, at which point payment is unconditional. Accordingly, the Partnership’s royalty income contracts do not give rise to contract assets or liabilities under Accounting Standards Codification 606.

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(unaudited)

Prior-period performance obligations

The Partnership records revenue in the month production is delivered. However, settlement statements for certain natural gas and natural gas liquids sales may not be received for 30 to 90 days after the date production is delivered, and as a result, the Partnership is required to estimate the amount of royalty income to be received based upon the Partnership’s interest. The Partnership records the differences between its estimates and the actual amounts received for royalties in the month that payment is received from the producer. The Partnership has existing internal controls for its revenue estimation process and related accruals, and any identified differences between its revenue estimates and actual revenue received historically have not been significant. For the three months ended March 31, 2019, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material. The Partnership believes that the pricing provisions of its oil, natural gas and natural gas liquids contracts are customary in the industry. To the extent actual volumes and prices of oil and natural gas sales are unavailable for a given reporting period because of timing or information not received from third parties, the royalties related to expected sales volumes and prices for those properties are estimated and recorded.

4.    ACQUISITIONS

2019 Activity

During the three months ended March 31, 2019, the Partnership acquired from unrelated third parties mineral interests underlying 627 net royalty acres for an aggregate purchase price of approximately $82.7 million and, as of March 31, 2019, had mineral interests underlying 15,469 net royalty acres. The Partnership funded these acquisitions with cash on hand, a portion of the net proceeds from its February 2019 offering of common units and borrowings under its revolving credit facility.

2018 Activity

During the three months ended March 31, 2018, the Partnership acquired mineral interests underlying 967 net royalty acres for an aggregate purchase price of approximately $158.1 million and, as of March 31, 2018, had mineral interests underlying 10,537 net royalty acres. The Partnership funded these acquisitions with borrowings under its revolving credit facility.

5.    OIL AND NATURAL GAS INTERESTS

Oil and natural gas interests include the following:

	March 31,	December 31,
	2019	2018

	(in thousands)
Oil and natural gas interests:
Subject to depletion	$882,242	$845,228
Not subject to depletion	916,437	871,485
Gross oil and natural gas interests	1,798,679	1,716,713
Accumulated depletion and impairment	(264,495)	(248,296)
Oil and natural gas interests, net	1,534,184	1,468,417
Land	5,688	5,688
Property, net of accumulated depletion and impairment	$1,539,872	$1,474,105

Balance of acquisition costs not subject to depletion:
Incurred in 2019	$70,766
Incurred in 2018	468,875
Incurred in 2017	284,371
Incurred in 2016	92,425
Total not subject to depletion	$916,437

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(unaudited)

Costs associated with unevaluated interests are excluded from the full cost pool until a determination as to the existence of proved reserves is able to be made. The inclusion of the Partnership’s unevaluated costs into the amortization base is expected to be completed within three years to five years.

Under the full cost method of accounting, the Partnership is required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of the proved oil and gas interests. Net capitalized costs are limited to the lower of unamortized cost or the cost center ceiling. The cost center ceiling is defined as the sum of (a) estimated future net revenue including estimated expenditures (based on current costs) to be incurred in developing and producing the proved reserves, discounted at 10% per annum, from proved reserves, based on the trailing 12-month unweighted average of the first-day-of-the-month price, adjusted for any contract provisions or financial derivatives, if any, that hedge the Partnership’s oil and natural gas revenue, (b) the cost of interests not being amortized, if any, and (c) the lower of cost or market value of unproved interests included in the cost being amortized. If the net book value exceeds the ceiling, an impairment or non-cash write down is required.

6.    DEBT

Credit Agreement-Wells Fargo Bank

On July 8, 2014, the Partnership entered into a secured revolving credit agreement as amended and restated, (the “credit facility”) with Wells Fargo, as administrative agent, certain other lenders, and the Partnership’s consolidated subsidiary, Viper Energy Partners LLC (the “Operating Company”), as guarantor. On May 8, 2018, the Operating Company assumed all liabilities as borrower under the credit agreement and the Partnership became a guarantor of the credit agreement. On July 20, 2018, the Operating Company, the Partnership, Wells Fargo and the other lenders amended and restated the credit agreement to reflect the assumption by the Operating Company. The credit agreement, as amended and restated, provides for a revolving credit facility in the maximum credit amount of $2.0 billion and a borrowing base based on its oil and natural gas reserves and other factors (the “borrowing base”) of $555.0 million, subject to scheduled semi-annual and other borrowing base redeterminations. The borrowing base is scheduled to be re-determined semi-annually with effective dates of May 1st and November 1st. In addition, the Operating Company and Wells Fargo each may request up to three interim redeterminations of the borrowing base during any 12-month period. As of March 31, 2019, the borrowing base was set at $555.0 million, and there was $157.0 million of outstanding borrowings and $398.0 million available for future borrowings under the credit facility.

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

As of March 31, 2019, the Operating Company was in compliance with the financial covenants under its credit agreement. The lenders may accelerate all of the indebtedness under the revolving credit facility upon the occurrence and during the continuance of any event of default. The credit agreement contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross-default, bankruptcy and change of control. With certain specified exceptions, the terms and provisions of the credit agreement generally may be amended with the consent of the lenders holding a majority of the outstanding loans or commitments to lend.

7.    RELATED PARTY TRANSACTIONS

Partnership Agreement

The second amended and restated agreement of limited partnership, dated as of May 9, 2018, as amended as of May 10, 2018 (the “Partnership Agreement”), requires the Partnership to reimburse the General Partner for all direct and indirect expenses incurred or paid on the Partnership’s behalf and all other expenses allocable to the Partnership or otherwise incurred by the General Partner in connection with operating the Partnership’s business. The Partnership Agreement does not set a limit on the amount of expenses for which the General Partner and its affiliates may be reimbursed. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for the Partnership or on the Partnership’s behalf and expenses allocated to the General Partner by its affiliates. The General Partner is entitled to determine the expenses that are allocable to the Partnership. For the three months ended March 31, 2019 and 2018, the General Partner allocated $0.6 million to the Partnership.

Advisory Services Agreement

In connection with the closing of the IPO, the Partnership and General Partner entered into an advisory services agreement with Wexford Capital LP (“Wexford”) dated as of June 23, 2014 (the “Advisory Services Agreement”), under which Wexford provides the Partnership and the General Partner with general financial and strategic advisory services related to the Partnership’s business in return for an annual fee of $0.5 million, plus reasonable out-of-pocket expenses. For the three months ended March 31, 2019 and 2018, the Partnership did not pay any amounts under the Advisory Services Agreement. The Advisory Services Agreement was terminated on November 12, 2018; however, the Partnership’s payment obligation thereunder continues through the end of the current term in June 2019.

Tax Sharing

In connection with the closing of the IPO, the Partnership entered into a tax sharing agreement with Diamondback, dated June 23, 2014, pursuant to which the Partnership agreed to reimburse Diamondback for its share of state and local income and other taxes for which the Partnership’s results are included in a combined or consolidated tax return filed by Diamondback with respect to taxable periods including or beginning on June 23, 2014. The amount of any such reimbursement is limited to the tax the Partnership would have paid had it not been included in a combined group with Diamondback. Diamondback may use its tax attributes to cause its combined or consolidated group, of which the Partnership may be a member for this purpose, to owe less or no tax. In such a situation, the Partnership agreed to reimburse Diamondback for the tax the Partnership would have owed had the tax attributes not been available or used for the Partnership’s benefit, even though Diamondback had no cash tax expense for that period. For the three months ended March 31, 2019, the Partnership accrued state income tax expense of $47,364 for its share of Texas margin tax for which the Partnership’s results are included in a combined tax return filed by Diamondback.

Lease Bonus

During the three months ended March 31, 2019, Diamondback paid the Partnership $198 in lease bonus payments to extend the term of one lease, reflecting an average bonus of $125 per acre and $3,101 in lease bonus payments for two new leases, reflecting an average bonus of $14,766 per acre. During the three months ended March 31, 2018, Diamondback did not pay the Partnership any lease bonus payments.

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(unaudited)

8.    UNIT-BASED COMPENSATION

In connection with the IPO, the board of directors of the General Partner adopted the Viper Energy Partners LP Long Term Incentive Plan (“LTIP”), effective June 17, 2014, for employees, officers, consultants and directors of the General Partner and any of its affiliates, including Diamondback, who perform services for the Partnership. The LTIP provides for the grant of unit options, unit appreciation rights, restricted units, unit awards, phantom units, distribution equivalent rights, cash awards, performance awards, other unit-based awards and substitute awards. As of March 31, 2019, a total of 8,943,806 common units had been reserved for issuance pursuant to the LTIP. Common units that are cancelled, forfeited or withheld to satisfy exercise prices or tax withholding obligations will be available for delivery pursuant to other awards. The LTIP is administered by the board of directors of the General Partner or a committee thereof.

For the three months ended March 31, 2019, the Partnership incurred $0.4 million of unit–based compensation.

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

The following table presents the phantom unit activity under the LTIP for the three months ended March 31, 2019:

	Phantom Units	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2018	125,053	$23.44
Granted	11,001	$33.30
Vested	(60,133)	$21.38
Unvested at March 31, 2019	75,921	$26.51

The aggregate fair value of phantom units that vested during the three months ended March 31, 2019 was $1.3 million. As of March 31, 2019, the unrecognized compensation cost related to unvested phantom units was $1.5 million. Such cost is expected to be recognized over a weighted-average period of 0.99 years.

9.    UNITHOLDERS’ EQUITY AND PARTNERSHIP DISTRIBUTIONS

The Partnership has general partner and limited partner units. At March 31, 2019, the Partnership had a total of 62,628,357 common units issued and outstanding and 72,418,500 Class B units outstanding, of which 731,500 common units and 72,418,500 Class B units were owned by Diamondback, representing approximately 54% of the total Partnership’s units outstanding. The Operating Company units and the Partnership’s Class B units owned by Diamondback are exchangeable from time to time for the Partnership’s common units (that is, one Operating Company unit and one Partnership Class B unit, together, will be exchangeable for one Partnership common unit).

The following table summarizes changes in the number of the Partnership’s common units:

Common Units
Balance at December 31, 2018	51,653,956
Common units issued in public offerings	10,925,000
Common units vested and issued under the LTIP	60,133
Units repurchased for tax withholding	(10,732)
Balance at March 31, 2019	62,628,357

The Partnership had a total of 72,418,500 Class B units outstanding as of March 31, 2019 and December 31, 2018, respectively.

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(unaudited)

In February 2019, the Partnership completed an underwritten public offering of 10,925,000 common units, which included 1,425,000 common units issued pursuant to an option to purchase additional common units granted to the underwriters. Following this offering, Diamondback owned approximately 54% of the total Partnership units then outstanding. The Partnership received net proceeds from this offering of approximately $340.6 million, after deducting underwriting discounts and commissions and offering expenses. The Partnership used the net proceeds to purchase units of the Operating Company. The Operating Company in turn used the net proceeds to repay a portion of the outstanding borrowings under the revolving credit facility and finance acquisitions during the period.

The board of directors of the General Partner has adopted a policy for the Partnership to distribute all available cash generated on a quarterly basis, beginning with the quarter ended September 30, 2014.

The following table presents information regarding cash distributions approved by the board of directors of the General Partner for the periods presented:

	Amount per Common Unit	Declaration Date	Unitholder Record Date	Payment Date
Q4 2018	$0.51	January 30, 2019	February 19, 2019	February 25, 2019

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

10.    EARNINGS PER UNIT

The net income per common unit on the consolidated statements of operations is based on the net income of the Partnership for the three months ended March 31, 2019 and 2018, since this is the amount of net income that is attributable to the Partnership’s common units.

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

	Three Months Ended March 31,
	2019	2018
	(In thousands, except per unit amounts)
Net income attributable to the period	$33,779	$42,896
Weighted average common units outstanding:
Basic weighted average common units outstanding	55,448	113,901
Effect of dilutive securities:
Potential common units issuable	27	90
Diluted weighted average common units outstanding	55,475	113,991
Net income per common unit, basic	$0.61	$0.38
Net income per common unit, diluted	$0.61	$0.38

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(unaudited)

11.    INCOME TAXES

As discussed further in Note 1, on March 29, 2018, the Partnership announced that the Board of Directors of the General Partner had unanimously approved a change of the Partnership’s federal income tax status from that of a pass-through partnership to that of a taxable entity, which change became effective on May 10, 2018. Subsequent to the Partnership’s change in tax status, the Partnership’s provision for income taxes for the period ended March 31, 2019 is based on the estimated annual effective tax rate plus discrete items.

The Partnership’s effective income tax rate was (87.17)% for the three months ended March 31, 2019. Total income tax benefit for the three months ended March 31, 2019 differed from amounts computed by applying the United States federal statutory tax rate to pre-tax income for the period primarily due to the revision of estimated deferred taxes recognized as a result of the Partnership’s change in tax status and net income attributable to the non-controlling interest.

For the three months ended March 31, 2019, the Partnership recorded a discrete income tax benefit of approximately $35.2 million related to the revision of estimated deferred taxes on the Partnership’s investment in the Operating Company arising from the change in the Partnership’s federal tax status. Under federal income tax provisions applicable to the Partnership’s change in tax status, the Partnership’s basis for federal income tax purposes in its interest in the Operating Company consists primarily of the sum of the Partnership’s unitholders’ tax bases in their interests in the Partnership on the date of the tax status change. The Partnership prepared its best estimate of the resultant tax basis in the Operating Company for purposes of the Partnership’s income tax provision for the period of the change, but information necessary for the partnership to finalize its determination is not expected to be available until unitholders’ tax basis information is fully reported and the Partnership finalizes its federal income tax computations for 2018. Based on information available as of the balance sheet date, the Partnership has revised its estimate of the difference between its tax basis and its basis for financial accounting purposes in the Operating Company on the date of the tax status change, resulting in deferred income tax benefit of $35.2 million included in the Partnership’s income tax provision for the three months ended March 31, 2019.

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

The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. The Partnership’s assessment of the significance of a particular input to the fair value measurements requires judgment and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy. The Partnership uses appropriate valuation techniques based on available inputs to measure the fair values of its assets and liabilities.

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

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(unaudited)

The Partnership’s cost method investment is reported at fair value on a recurring basis. The fair value of the Partnership’s investment at March 31, 2019 and December 31, 2018 was determined using the March 31, 2019 and December 31, 2018 quoted market prices. The investment is a Level 1 classification in the fair value hierarchy. See Note 2—Summary of Significant Accounting Policies. The following table summarizes the changes in fair value of the Partnership’s investment:

(in thousands)
Fair Value of investment as of December 31, 2017	$33,851
Impact of adoption of Accounting Standards Update 2016-01	(18,651)
Gain on investment	899
Fair Value of investment as of March 31, 2018	$16,099

(in thousands)
Fair Value of investment as of December 31, 2018	$14,525
Gain on investment	3,592
Fair Value of investment as of March 31, 2019	$18,117

13.    COMMITMENTS AND CONTINGENCIES

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

14.    SUBSEQUENT EVENTS

Cash Distribution

On April 25, 2019, the board of directors of the General Partner approved a cash distribution for the first quarter of 2019 of $0.38 per common unit, payable on May 20, 2019, to unitholders of record at the close of business on May 13, 2019.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and notes thereto presented in this report as well as our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs, and expected performance. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors. See “Part II. Item 1A. Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements.”

Overview

We are a publicly traded Delaware limited partnership formed by Diamondback on February 27, 2014 to, among other things, own, acquire and exploit oil and natural gas properties in North America. We are currently focused on oil and natural gas properties in the Permian Basin and the Eagle Ford Shale. As of March 31, 2019, our general partner had a 100% general partner interest in us, and Diamondback owned 731,500 common units and all of our 72,418,500 outstanding Class B units, representing approximately 54% of our total units outstanding. Diamondback also owns and controls our general partner.

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

The following table presents the breakdown of our operating income for the following periods:

	Three Months Ended March 31,
	2019	2018
Operating income:
Royalty income
Oil sales	84%	90%
Natural gas sales	7%	4%
Natural gas liquid sales	7%	6%
Lease bonus income	2%	—%
	100%	100%

As a result, our income is more sensitive to fluctuations in oil prices than is it to fluctuations in natural gas liquids or natural gas prices. Our income may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices. Oil, natural gas liquids and natural gas prices have historically been volatile.

During 2018, West Texas Intermediate posted prices ranged from $44.48 to $77.41 per Bbl and the Henry Hub spot market price of natural gas ranged from $2.49 to $6.24 per MMBtu. During the first three months of 2019, West Texas Intermediate posted prices ranged from $46.31 to $60.19 per Bbl and the Henry Hub spot market price of natural gas ranged from $2.54 to $4.25 per MMBtu. On March 29, 2019, the West Texas Intermediate posted price for crude oil was $60.19 per Bbl and the Henry Hub spot market price of natural gas was $2.73 per MMBtu. Lower prices may not only decrease our income, but also potentially the amount of oil and natural gas that our operators can produce economically. Lower oil and natural gas prices may also result in a reduction in the borrowing base under the credit agreement, which may be redetermined at the discretion of our lenders.

Recent Acquisitions

During the three months ended March 31, 2019, we acquired from unrelated third parties 627 net royalty acres in 39 acquisitions for an aggregate purchase price of $82.7 million, subject to post-closing adjustments, bringing our total mineral interests to 15,469 net royalty acres as of March 31, 2019. We funded our acquisitions during the first quarter of 2019 with cash on hand, a portion of the net proceeds from our February 2019 equity offering and borrowings under our revolving credit facility.

Production and Operational Update

Our average daily production during the first quarter of 2019 was 19,042 BOE/d (67% oil), and our operators received an average of $45.31 per Bbl of oil, $18.09 per Bbl of natural gas liquids and $2.05 per Mcf of natural gas, for an average realized price of $35.26 per BOE.

During the first quarter of 2019, we were informed that 110 gross (1.8 net 100% royalty interest) horizontal wells with an average royalty interest of 1.6% had been turned to production on our existing acreage position. Of these 110 gross wells, Diamondback is the operator of 35 with an average royalty interest of 2.4%, and the remaining 75 gross wells, which have an average royalty interest of 1.3%, are operated by third parties. Additionally, during the first quarter of 2019, we acquired 627 net royalty acres which added a further 55 gross (2.0 net 100% royalty interest) producing horizontal wells with an average royalty interest of 3.6%. In total, as of March 31, 2019, we had 1,243 vertical wells and 2,604 horizontal wells producing on our acreage. There continues to be active development on our mineral acreage as represented by 38 active rigs on our acreage as of April 17, 2019 and 553 active drilling permits which had been filed in the past six months. We have an average 3.6% net royalty interest in approximately 113 gross wells we currently expect to be drilled by these 38 active rigs.

We declared a cash dividend for the first quarter of 2019 of $0.38 per common unit, payable on May 20, 2019, to unitholders of record at the close of business on May 13, 2019.

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

We are subject to the Texas margin tax. For the three months ended March 31, 2019 and 2018, we accrued $47,364 and $0, respectively, for Texas margin tax payable pursuant to our tax sharing agreement with Diamondback.

Results of Operations

The following table summarizes our revenue and expenses and production data for the periods indicated:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Operating Results:
Operating income:
Royalty income	$60,428	$62,128
Lease bonus income	1,160	—
Other operating income	2	50
Total operating income	61,590	62,178
Costs and expenses:
Production and ad valorem taxes	3,692	4,239
Depletion	16,199	11,525
General and administrative expenses	1,695	2,711
Total costs and expenses	21,586	18,475
Income from operations	40,004	43,703
Other income (expense):
Interest expense, net	(4,549)	(2,098)
Gain on revaluation of investment	3,592	899
Other income, net	656	392
Total other income (expense), net	(301)	(807)
Income before income taxes	39,703	42,896
Benefit from income taxes	(34,608)	—
Net income	74,311	42,896
Net income attributable to non-controlling interest	40,532	—
Net income attributable to Viper Energy Partners LP	$33,779	$42,896

	Three Months Ended March 31,
	2019	2018

Production Data:
Oil (MBbls)	1,147	906
Natural gas (MMcf)	1,872	1,162
Natural gas liquids (MBbls)	254	171
Combined volumes (MBOE)	1,714	1,271
Daily combined volumes (BOE/d)	19,042	14,122
% Oil	67%	71%

Average sales prices:
Oil ($/Bbl)	$45.31	$61.41
Natural gas ($/Mcf)	2.05	2.11
Natural gas liquids ($/Bbl)	18.09	23.47
Combined ($/BOE)	35.26	48.88

Average Costs ($/BOE):
Production and ad valorem taxes	$2.15	$3.34
General and administrative - cash component	0.75	1.12
Total operating expense - cash	$2.90	$4.46

General and administrative - non-cash component	$0.24	$1.01
Interest expense, net	2.65	1.65
Depletion	9.45	9.07

Comparison of the Three Months Ended March 31, 2019 and 2018

Royalty Income

Our royalty income for the three months ended March 31, 2019 and 2018 was $60.4 million and $62.1 million, respectively. Our royalty income is a function of oil, natural gas liquids and natural gas production volumes sold and average prices received for those volumes.

The decrease in average prices received during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, was partially offset by a 34.8% increase in combined volumes sold by our operators as compared to the three months ended March 31, 2018.

	Change in prices	Production volumes(1)	Total net dollar effect of change
			(in thousands)
Effect of changes in price:
Oil	$(16.11)	1,147	$(18,483)
Natural gas	$(0.06)	1,872	(107)
Natural gas liquids	$(5.37)	254	(1,367)
Total income due to change in price			$(19,957)

	Change in production volumes(1)	Prior period average prices	Total net dollar effect of change
			(in thousands)
Effect of changes in production volumes:
Oil	241	$61.41	$14,800
Natural gas	709	$2.11	1,495
Natural gas liquids	84	$23.47	1,962
Total income due to change in production volumes			18,257
Total change in income			$(1,700)

(1)	Production volumes are presented in MBbls for oil and natural gas liquids and MMcf for natural gas.

Realized pricing is expected to improve beginning in the second quarter of 2019 as Diamondback’s fixed differential contracts roll off and convert to commitments on new-build long-haul pipelines or move closer to current Midland market price. Based on current market differentials and estimated in-basin gathering cost, we expect to realize approximately 88% to 92% of WTI in the future remainder of 2019 and approximately 100% of WTI in 2020.

Lease Bonus Income

Lease bonus income increased by $1.2 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. During the three months ended March 31, 2019, we received $44,688 in lease bonus payments to extend the term of five leases, reflecting an average bonus of $501 per acre and $1.1 million for six new leases, reflecting an average bonus of $16,674 per acre. During the three months ended March 31, 2018, we did not receive any lease bonus payments.

Depletion

Depletion expense increased by $4.7 million to $16.2 million for the three months ended March 31, 2019 from $11.5 million for the three months ended March 31, 2018. The increase resulted primarily from higher production levels and an increase in net book value on new reserves added.

General and Administrative Expenses

The general and administrative expenses primarily reflect costs associated with us being a publicly traded limited partnership, unit-based compensation and the amounts reimbursed to our general partner under our partnership agreement. For the three months ended March 31, 2019 and 2018, we incurred general and administrative expenses of $1.7 million and $2.7 million, respectively. The decrease of $1.0 million during the three months ended March 31, 2019 was primarily due to a decrease in unit-based compensation expense.

Net Interest Expense

The net interest expense for the three months ended March 31, 2019 and 2018 reflects the interest incurred under our credit agreement. Net interest expense for the three months ended March 31, 2019 and 2018 was $4.5 million and $2.1 million, respectively. The increase of approximately $2.5 million was due to a higher interest rate and increased borrowings during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.

Benefit From Income Taxes

We recorded an income tax benefit of $34.6 million for the three months ended March 31, 2019. Prior to the second quarter of 2018, we had no provision for or benefit from income taxes. Total income tax benefit for the three months ended March 31, 2019 differed from amounts computed by applying the federal statutory tax rate to pre-tax income for the period primarily due to net income attributable to the non-controlling interest and to discrete income tax benefit resulting from the revision of estimated deferred taxes recognized as a result of our change in tax status.

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

The following table presents a reconciliation of Adjusted EBITDA to net income, our most directly comparable GAAP financial measure for the periods indicated:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Net income	$74,311	$42,896
Interest expense, net	4,549	2,098
Non-cash unit-based compensation expense	405	1,288
Depletion	16,199	11,525
Gain on revaluation of investment	(3,592)	(899)
Benefit from income taxes	(34,608)	—
Consolidated Adjusted EBITDA	57,264	56,908
EBITDA attributable to non-controlling interest	(30,708)	—
Adjusted EBITDA attributable to Viper Energy Partners LP	$26,556	$56,908

Liquidity and Capital Resources

Overview

Our primary sources of liquidity have been cash flows from operations, proceeds from equity offerings and borrowings under our credit agreement, and our primary uses of cash have been, and are expected to continue to be, distributions to our unitholders and replacement and growth capital expenditures, including the acquisition of oil and natural gas interests. We intend to finance potential future acquisitions through a combination of cash on hand, borrowings under our credit agreement, issuance of common units to the sellers and, subject to market conditions and other factors, proceeds from one or more capital market transactions, which may include debt or equity offerings. Our ability to generate cash is subject to a number of factors, some of which are beyond our control, including commodity prices and general economic, financial, competitive, legislative, regulatory and other factors, including weather.

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

On April 25, 2019, the board of directors of the General Partner approved a cash distribution for the first quarter of 2019 of $0.38 per common unit, payable on May 20, 2019, to unitholders of record at the close of business on May 13, 2019.

February 2019 Equity Offering

In February 2019, we completed an underwritten public offering of 10,925,000 common units, which included 1,425,000 common units issued pursuant to an option to purchase additional common units granted to the underwriters. Following this offering, Diamondback owned approximately 54% of our total units then outstanding. We received net proceeds from this offering of approximately $340.6 million, after deducting underwriting discounts and commissions and estimated offering expenses. We used the net proceeds to purchase units of the Operating Company. The Operating Company in turn used the net proceeds to repay a portion of the outstanding borrowings under the revolving credit facility and finance acquisitions during the period.

Our Credit Agreement

On July 8, 2014, we entered into a secured revolving credit agreement, or revolving credit facility, with Wells Fargo, as administrative agent, certain other lenders, and the Operating Company as guarantor. On May 8, 2018, the Operating Company assumed all liabilities as borrower under the credit agreement and we became a guarantor of the credit agreement. On July 20, 2018, we, the Operating Company, Wells Fargo and the other lenders amended and restated the credit agreement to reflect the assumption by the Operating Company. The credit agreement, as amended and restated, provides for a revolving credit facility in the maximum credit amount of $2.0 billion and a borrowing base based on our oil and natural gas reserves and other factors (the “borrowing base”) of $555.0 million, subject to scheduled semi-annual and other borrowing base redeterminations. The borrowing base is scheduled to be re-determined semi-annually with effective dates of May 1st and November 1st. In addition, the Operating Company and Wells Fargo each may request up to three interim redeterminations of the borrowing base during any 12-month period. As of March 31, 2019, the borrowing base was set at $555.0 million, and we had $157.0 million of outstanding borrowings and $398.0 million available for future borrowings under our revolving credit facility.
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

As of March 31, 2019, the Operating Company was in compliance with the financial covenants under its credit agreement. The lenders may accelerate all of the indebtedness under the Operating Company’s revolving credit facility upon the occurrence and during the continuance of any event of default. The credit agreement contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross-default, bankruptcy and change of control. With certain specified exceptions, the terms and provisions of our credit agreement generally may be amended with the consent of the lenders holding a majority of the outstanding loans or commitments to lend.

Cash Flows

The following table presents our cash flows for the period indicated:

	Three Months Ended March 31,
	2019	2018

	(in thousands)
Cash Flow Data:
Net cash flows provided by operating activities	$46,451	$49,212
Net cash flows used in investing activities	(81,923)	(149,869)
Net cash flows provided by financing activities	22,929	94,611
Net decrease in cash	$(12,543)	$(6,046)

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

Investing Activities

Net cash used in investing activities was $81.9 million and $149.9 million during the three months ended March 31, 2019 and 2018, respectively, and related to acquisitions of oil and natural gas interests and land.

Financing Activities

Net cash provided by financing activities was $22.9 million during the three months ended March 31, 2019, primarily related to net proceeds from our public offering of common units of $340.6 million and payments from net borrowings under our credit facility of $254.0 million, partially offset by distributions of $63.3 million to our unitholders during the period. Net cash provided by financing activities was $94.6 million during the three months ended March 31, 2018, primarily related to proceeds from borrowings under our credit facility of $147.0 million, partially offset by distributions of $52.4 million to our unitholders during that period.

Contractual Obligations

There were no material changes in our contractual obligations and other commitments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Critical Accounting Policies

There have been no changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Credit Risk

We are subject to risk resulting from the concentration of royalty income in producing oil and natural gas interests and receivables with several significant purchasers. For the three months ended March 31, 2019, three purchasers each accounted for more than 10% of our royalty income: Trafigura Trading LLC (38%), Concho Resources, Inc. (13%) and Shell Trading (US) Company (11%). For the three months ended March 31, 2018, two purchasers each accounted for more than 10% of our royalty income: Shell Trading (US) Company (47%) and RSP Permian LLC (21%). We do not require collateral and do not believe the loss of any single purchaser would materially impact our operating results, as crude oil and natural gas are fungible products with well-established markets and numerous purchasers.

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on our indebtedness under our credit agreement. The terms of our credit agreement provide for interest on borrowings at a floating rate equal to an alternative base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.50% and 3-month LIBOR plus 1.0%) or LIBOR, in each case plus the applicable margin. The applicable margin ranges from 0.75% to 1.75% in the case of the alternative base rate and from 1.75% to 2.75% in the case of LIBOR, in each case depending on the amount of the loan outstanding in relation to the borrowing base. We entered into this credit agreement on July 8, 2014, as subsequently amended, and as of March 31, 2019, we had $157.0 million in outstanding borrowings. Our weighted average interest rate on borrowings under our revolving credit facility was 4.49%. An increase or decrease of 1% in the interest rate would have a corresponding decrease or increase in our interest expense of approximately $1.6 million based on the $157.0 million outstanding in the aggregate under our credit agreement.

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

As of March 31, 2019, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer of our general partner have concluded that as of March 31, 2019, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

In addition to the information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10–K for the year ended December 31, 2018 and in subsequent filings we make with the SEC. There have been no material changes in our risk factors from those described in our Annual Report on Form 10–K for the year ended December 31, 2018.

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

101.INS*	XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
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

VIPER ENERGY PARTNERS LP

		By:	VIPER ENERGY PARTNERS GP LLC
its General Partner

Date:	May 1, 2019	By:	/s/ Travis D. Stice
Travis D. Stice
Chief Executive Officer

Date:	May 1, 2019	By:	/s/ Teresa L. Dick
Teresa L. Dick
Chief Financial Officer