Form 10-Q
period 2019-06-30
Viper Energy Partners LP
filed 2019-08-01
CIK 1602065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2019
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-36505

Viper Energy Partners LP
(Exact Name of Registrant As Specified in Its Charter)

DE		46-5001985
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification Number)

500 West Texas
Suite 1200
Midland,	TX	79701
(Address of principal executive offices)		(Zip code)
(432) 221-7400
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Units	VNOM	NASDAQ

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

As of July 26, 2019, the registrant had outstanding 62,631,420 common units representing limited partner interests and 72,418,500 Class B units representing limited partner units.

VIPER ENERGY PARTNERS LP
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2019

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

Royalty interest	An interest that gives an owner the right to receive a portion of the resources or revenues without having to carry any costs of development.
WTI	West Texas Intermediate.

GLOSSARY OF CERTAIN OTHER TERMS
The following is a glossary of certain other terms that are used in this report:

Diamondback	Diamondback Energy, Inc., a Delaware corporation.
Exchange Act	The Securities Exchange Act of 1934, as amended.
GAAP	Accounting principles generally accepted in the United States.
General Partner	Viper Energy Partners GP LLC, a Delaware limited liability company, and the General Partner of the Partnership.
IPO	The Partnership’s initial public offering.
LTIP	Viper Energy Partners LP Long Term Incentive Plan.
NYMEX	New York Mercantile Exchange.
Operating Company	Viper Energy Partners LLC, a Delaware limited liability company and a consolidated subsidiary of Viper Energy Partners LP.
Partnership	Viper Energy Partners LP, a Delaware limited partnership.
Partnership agreement	The first amended and restated agreement of limited partnership, dated June 23, 2014, entered into by the General Partner and Diamondback in connection with the closing of the IPO.
SEC	United States Securities and Exchange Commission.
Securities Act	The Securities Act of 1933, as amended.
Wells Fargo	Wells Fargo Bank, National Association.

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

Forward-looking statements may include statements about:

•	our ability to execute our business strategies;

•	the volatility of realized oil and natural gas prices;

•	the level of production on our properties;

•	regional supply and demand factors, delays or interruptions of production;

•	our ability to replace our oil and natural gas reserves;

•	our ability to identify, complete and integrate acquisitions of properties or businesses, including our pending drop-down described in this report and our other recent and pending acquisitions;

•	general economic, business or industry conditions;

•	competition in the oil and natural gas industry;

•	the ability of our operators to obtain capital or financing needed for development and exploration operations;

•	title defects in the properties in which we invest;

•	uncertainties with respect to identified drilling locations and estimates of reserves;

•	the availability or cost of rigs, equipment, raw materials, supplies, oilfield services or personnel;

•	restrictions on the use of water;

•	the availability of transportation facilities;

•	the ability of our operators to comply with applicable governmental laws and regulations and to obtain permits and governmental approvals;

•	federal and state legislative and regulatory initiatives relating to hydraulic fracturing;

•	future operating results;

•	exploration and development drilling prospects, inventories, projects and programs;

•	operating hazards faced by our operators; and

•	the ability of our operators to keep pace with technological advancements.

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

Viper Energy Partners LP
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2019	2018

	(In thousands, except unit amounts)
Assets
Current assets:
Cash and cash equivalents	$12,804	$22,676
Royalty income receivable	46,819	38,823
Royalty income receivable—related party	9,038	3,489
Other current assets	211	257
Total current assets	68,872	65,245
Property:
Oil and natural gas interests, full cost method of accounting ($932,938 and $871,485 excluded from depletion at June 30, 2019 and December 31, 2018, respectively)	1,842,031	1,716,713
Land	5,688	5,688
Accumulated depletion and impairment	(281,007)	(248,296)
Property, net	1,566,712	1,474,105
Funds held in escrow	13,215	—
Other assets	21,290	17,831
Deferred tax asset	150,344	96,883
Total assets	$1,820,433	$1,654,064
Liabilities and Unitholders’ Equity
Current liabilities:
Other accrued liabilities	$3,892	$6,022
Total current liabilities	3,892	6,022
Long-term debt	212,500	411,000
Total liabilities	216,392	417,022
Commitments and contingencies (Note 13)
Unitholders’ equity:
General partner	1,000	1,000
Common units (62,628,357 units issued and outstanding as of June 30, 2019 and 51,653,956 units issued and outstanding as of December 31, 2018)	795,903	540,112
Class B units (72,418,500 units issued and outstanding as of June 30, 2019 and December 31, 2018)	990	990
Total Viper Energy Partners LP unitholders’ equity	797,893	542,102
Non-controlling interest	806,148	694,940
Total equity	1,604,041	1,237,042
Total liabilities and unitholders’ equity	$1,820,433	$1,654,064

See accompanying notes to consolidated financial statements.

Viper Energy Partners LP
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands, except per unit amounts)
Operating income:
Royalty income	$70,442	$74,277	$130,870	$136,405
Lease bonus income	1,749	928	2,909	928
Other operating income	3	58	5	108
Total operating income	72,194	75,263	133,784	137,441
Costs and expenses:
Production and ad valorem taxes	4,389	4,867	8,081	9,106
Depletion	16,512	13,260	32,711	24,785
General and administrative expenses	1,723	2,210	3,418	4,921
Total costs and expenses	22,624	20,337	44,210	38,812
Income from operations	49,570	54,926	89,574	98,629
Other income (expense):
Interest expense, net	(2,713)	(3,252)	(7,262)	(5,350)
Gain on revaluation of investment	50	4,465	3,642	5,364
Other income, net	547	447	1,203	839
Total other income (expense), net	(2,116)	1,660	(2,417)	853
Income before income taxes	47,454	56,586	87,157	99,482
Provision for (benefit from) income taxes	180	(71,878)	(34,428)	(71,878)
Net income	47,274	128,464	121,585	171,360
Net income attributable to non-controlling interest	45,009	29,060	85,541	29,060
Net income attributable to Viper Energy Partners LP	$2,265	$99,404	$36,044	$142,300

Net income attributable to common limited partners per unit:
Basic	$0.04	$1.36	$0.61	$1.52
Diluted	$0.04	$1.35	$0.61	$1.52
Weighted average number of common limited partner units outstanding:
Basic	62,628	73,336	59,058	93,506
Diluted	62,664	73,427	59,094	93,612

See accompanying notes to consolidated financial statements.

Viper Energy Partners LP
Consolidated Statements of Unitholders' Equity
(Unaudited)

	Limited Partners				General Partner	Non-Controlling Interest
	Common		Class B		Amount	Amount
	Units	Amount	Units	Amount			Total
		(In thousands)
Balance at December 31, 2017	113,882	$913,908	—	$—	$—	$—	$913,908
Impact of adoption of ASU 2016-01 (Note 2)		(18,651)		—	—	—	(18,651)
Unit-based compensation		1,288		—	—	—	1,288
Distributions to public		(18,737)		—	—	—	(18,737)
Distributions to Diamondback		(33,649)		—	—	—	(33,649)
Net income		42,896		—	—	—	42,896
Balance at March 31, 2018	113,882	$887,055	—	$—	$—	$—	$887,055
Unit exchange related to tax conversion	(73,150)	(545,441)	73,150	1,000	1,000	545,441	2,000
Recapitalization related to tax conversion	732	—	(732)	(10)	—	—	(10)
Unit-based compensation	7	452		—	—	—	452
Distributions to public		(19,551)		—	—	—	(19,551)
Distributions to Diamondback		(35,112)		—	—	—	(35,112)
Net income		99,404		—	—	29,060	128,464
Balance at June 30, 2018	41,471	$386,807	72,419	$990	$1,000	$574,501	$963,298

See accompanying notes to consolidated financial statements.

Viper Energy Partners LP
Consolidated Statements of Unitholders' Equity
(Unaudited)

	Limited Partners				General Partner	Non-Controlling Interest
	Common		Class B		Amount	Amount
	Units	Amount	Units	Amount			Total
		(In thousands)
Balance at December 31, 2018	51,654	$540,112	72,419	$990	$1,000	$694,940	$1,237,042
Net proceeds from the issuance of common units - public	10,925	340,648		—	—	—	340,648
Unit-based compensation	60	405		—	—	—	405
Distributions to public		(25,970)		—	—	—	(25,970)
Distributions to Diamondback		(392)		—	—	(36,934)	(37,326)
Distributions to General Partner		(20)		—	—	—	(20)
Change in ownership of consolidated subsidiaries, net		(71,195)		—	—	90,120	18,925
Units repurchased for tax withholding	(11)	(353)		—	—	—	(353)
Net income		33,779		—	—	40,532	74,311
Balance at March 31, 2019	62,628	$817,014	72,419	$990	$1,000	$788,658	$1,607,662
Offering costs		(9)		—	—	—	(9)
Unit-based compensation		472		—	—	—	472
Distributions to public		(23,521)		—	—	—	(23,521)
Distributions to Diamondback		(298)		—	—	(27,519)	(27,817)
Distributions to General Partner		(20)		—	—	—	(20)
Net income		2,265		—	—	45,009	47,274
Balance at June 30, 2019	62,628	$795,903	72,419	$990	$1,000	$806,148	$1,604,041

See accompanying notes to consolidated financial statements.

Viper Energy Partners LP
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2019	2018
	(In thousands)
Cash flows from operating activities:
Net income	$121,585	$171,360
Adjustments to reconcile net income to net cash provided by operating activities:
Benefit from deferred income taxes	(34,536)	(72,049)
Depletion	32,711	24,785
Gain on revaluation of investment	(3,642)	(5,364)
Amortization of debt issuance costs	441	322
Non-cash unit-based compensation	877	1,740
Changes in operating assets and liabilities:
Royalty income receivable	(7,996)	(5,329)
Royalty income receivable—related party	(5,549)	(2,995)
Accounts payable and other accrued liabilities	(2,238)	(440)
Income tax payable	108	171
Other current assets	(41)	11
Net cash provided by operating activities	101,720	112,212
Cash flows from investing activities:
Acquisition of oil and natural gas interests	(125,231)	(253,056)
Funds held in escrow	(13,215)	—
Proceeds from sale of assets	—	441
Proceeds from the sale of investments	—	125
Net cash used in investing activities	(138,446)	(252,490)
Cash flows from financing activities:
Proceeds from borrowings under credit facility	171,000	256,500
Repayment on credit facility	(369,500)	—
Debt issuance costs	(258)	(440)
Proceeds from public offerings	340,860	—
Public offering costs	(221)	(2,034)
Contributions by members	—	2,000
Units purchased for tax withholding	(353)	—
Distributions to partners	(114,674)	(107,059)
Net cash provided by financing activities	26,854	148,967
Net increase (decrease) in cash	(9,872)	8,689
Cash and cash equivalents at beginning of period	22,676	24,197
Cash and cash equivalents at end of period	$12,804	$32,886

Supplemental disclosure of cash flow information:
Interest paid	$2,382	$5,028

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

As of June 30, 2019, Viper Energy Partners GP LLC (the “General Partner”), held a 100% general partner interest in the Partnership and Diamondback had an approximate 54% limited partner interest in the Partnership. Diamondback owns and controls the General Partner.

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

Investments

The Partnership has an equity interest in a limited partnership that is so minor that the Partnership has no influence over the limited partnership’s operating and financial policies. This interest was acquired during the year ended December 31, 2014 and was accounted for under the cost method. This investment is presented on the balance sheet as other long-term assets. Effective January 1, 2018, the Partnership adopted Accounting Standards Update 2016-01 which requires the Partnership to measure this investment at fair value which resulted in a downward adjustment of $18.7 million to record the impact of this adoption. See Note 12—Fair Value Measurements for additional disclosure regarding the impact of the fair value measurement of this investment.

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

The Partnership is subject to margin tax in the state of Texas pursuant to a tax sharing agreement with Diamondback, as discussed further in Note 7—Related Party Transactions. In addition to the 2018 tax year, the Partnership’s 2015 through 2017 tax years, periods during which the Partnership was organized as a pass-through entity for income tax purposes, remain open to examination by tax authorities. As of June 30, 2019, the Partnership had no unrecognized tax benefits that would have a material impact on the effective tax rate. The Partnership is continuing its practice of recognizing interest and penalties related to income tax matters as interest expense and general and administrative expenses, respectively. During the three and six months ended June 30, 2019, there was no interest or penalties associated with uncertain tax positions recognized in the Partnership’s consolidated financial statements.

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(unaudited)

New Accounting Pronouncements

Recently Adopted Pronouncements

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-02, “Leases”. This update applies to any entity that enters into a lease, with some specified scope exemptions. Under this update, a lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. While there were no major changes to the lessor accounting, changes were made to align key aspects with the revenue recognition guidance. This update is effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. Entities will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. As of June 30, 2019, the Partnership was not the lessor or lessee of any leases other than mineral leases which were excluded from the scope of this Accounting Standards Update. The Partnership adopted this update effective January 1, 2019. It did not have a material impact on its financial position, results of operations or liquidity.

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
In May 2019, the Financial Accounting Standards Board issued Accounting Standards Update 2019-05, “Financial Instruments-Credit Losses (Topic 326)”. This update allows a fair value option to be elected for certain financial assets, other than held-to-maturity debt securities, that were previously required to be measured at amortized cost basis. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Partnership does not believe the adoption of this standard will have an impact on its financial position, results of operations or liquidity.
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

3.    REVENUE FROM CONTRACTS WITH CUSTOMERS

Effective January 1, 2018, the Partnership adopted the Financial Accounting Standards Board Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” using the modified retrospective method. The adoption of this standard did not result in a cumulative-effect adjustment.

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

Prior-period performance obligations

The Partnership records revenue in the month production is delivered. However, settlement statements for certain natural gas and natural gas liquids sales may not be received for 30 to 90 days after the date production is delivered, and as a result, the Partnership is required to estimate the amount of royalty income to be received based upon the Partnership’s interest. The Partnership records the differences between its estimates and the actual amounts received for royalties in the month that payment is received from the producer. The Partnership has existing internal controls for its revenue estimation process and related accruals, and any identified differences between its revenue estimates and actual revenue received historically have not been significant. For the three and six months ended June 30, 2019, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material. The Partnership believes that the pricing provisions of its oil, natural gas and natural gas liquids contracts are customary in the industry. To the extent actual volumes and prices of oil and natural gas sales are unavailable for a given reporting period because of timing or information not received from third parties, the royalties related to expected sales volumes and prices for those properties are estimated and recorded.

4.    ACQUISITIONS

2019 Activity

During the six months ended June 30, 2019, the Partnership acquired from unrelated third parties mineral interests underlying 1,028 net royalty acres for an aggregate purchase price of approximately $126.9 million and, as of June 30, 2019, had mineral interests underlying 15,870 net royalty acres. The Partnership funded these acquisitions with cash on hand, a portion of the net proceeds from its February 2019 offering of common units and borrowings under its revolving credit facility.

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

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(unaudited)

5.    OIL AND NATURAL GAS INTERESTS

Oil and natural gas interests include the following:

	June 30,	December 31,
	2019	2018

	(in thousands)
Oil and natural gas interests:
Subject to depletion	$909,093	$845,228
Not subject to depletion	932,938	871,485
Gross oil and natural gas interests	1,842,031	1,716,713
Accumulated depletion and impairment	(281,007)	(248,296)
Oil and natural gas interests, net	1,561,024	1,468,417
Land	5,688	5,688
Property, net of accumulated depletion and impairment	$1,566,712	$1,474,105

Balance of costs not subject to depletion:
Incurred in 2019	$106,811
Incurred in 2018	464,763
Incurred in 2017	284,371
Incurred in 2016	76,993
Total not subject to depletion	$932,938

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

6.    DEBT

Credit Agreement-Wells Fargo Bank

On July 8, 2014, the Partnership entered into a secured revolving credit agreement as amended and restated, (the “credit facility”) with Wells Fargo, as administrative agent, certain other lenders, and the Partnership’s consolidated subsidiary, Viper Energy Partners LLC (the “Operating Company”), as guarantor. On May 8, 2018, the Operating Company assumed all liabilities as borrower under the credit agreement and the Partnership became a guarantor of the credit agreement. On July 20, 2018, the Operating Company, the Partnership, Wells Fargo and the other lenders amended and restated the credit agreement to reflect the assumption by the Operating Company. The credit agreement, as amended and restated, provides for a revolving credit facility in the maximum credit amount of $2.0 billion and a borrowing base based on its oil and natural gas reserves and other factors (the “borrowing base”) of $600.0 million, subject to scheduled semi-annual and other borrowing base redeterminations. The borrowing base is scheduled to be re-determined semi-annually with effective dates of May 1st and November 1st. In addition, the Operating Company and Wells Fargo each may request up to three interim redeterminations of the borrowing base during any 12-month period. Effective June 27, 2019, in connection with the Partnership’s spring 2019 redetermination, the borrowing base increased from $555.0 million to $600.0 million and, as of June 30, 2019, there was $212.5 million of outstanding borrowings and $387.5 million available for future borrowings under the credit facility.

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

As of June 30, 2019, the Operating Company was in compliance with the financial covenants under its credit agreement. The lenders may accelerate all of the indebtedness under the revolving credit facility upon the occurrence and during the continuance of any event of default. The credit agreement contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross-default, bankruptcy and change of control. With certain specified exceptions, the terms and provisions of the credit agreement generally may be amended with the consent of the lenders holding a majority of the outstanding loans or commitments to lend.

7.    RELATED PARTY TRANSACTIONS

Partnership Agreement

The second amended and restated agreement of limited partnership, dated as of May 9, 2018, as amended as of May 10, 2018 (the “Partnership Agreement”), requires the Partnership to reimburse the General Partner for all direct and indirect expenses incurred or paid on the Partnership’s behalf and all other expenses allocable to the Partnership or otherwise incurred by the General Partner in connection with operating the Partnership’s business. The Partnership Agreement does not set a limit on the amount of expenses for which the General Partner and its affiliates may be reimbursed. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for the Partnership or on the Partnership’s behalf and expenses allocated to the General Partner by its affiliates. The General Partner is entitled to determine the expenses that are allocable to the Partnership. For the three and six months ended June 30, 2019 and 2018, the General Partner allocated $0.6 million and $1.2 million, respectively, to the Partnership.

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(unaudited)

Advisory Services Agreement

In connection with the closing of the IPO, the Partnership and General Partner entered into an advisory services agreement with Wexford Capital LP (“Wexford”) dated as of June 23, 2014 (the “Advisory Services Agreement”), under which Wexford provided the Partnership and the General Partner with general financial and strategic advisory services related to the Partnership’s business in return for an annual fee of $0.5 million, plus reasonable out-of-pocket expenses. The Advisory Services Agreement was terminated on November 12, 2018 and the Partnership’s payment obligation ended in June 2019. For the three and six months ended June 30, 2019 and 2018, the Partnership did not pay any amounts under the Advisory Services Agreement.

Tax Sharing

In connection with the closing of the IPO, the Partnership entered into a tax sharing agreement with Diamondback, dated June 23, 2014, pursuant to which the Partnership agreed to reimburse Diamondback for its share of state and local income and other taxes for which the Partnership’s results are included in a combined or consolidated tax return filed by Diamondback with respect to taxable periods including or beginning on June 23, 2014. The amount of any such reimbursement is limited to the tax the Partnership would have paid had it not been included in a combined group with Diamondback. Diamondback may use its tax attributes to cause its combined or consolidated group, of which the Partnership may be a member for this purpose, to owe less or no tax. In such a situation, the Partnership agreed to reimburse Diamondback for the tax the Partnership would have owed had the tax attributes not been available or used for the Partnership’s benefit, even though Diamondback had no cash tax expense for that period. For the three months ended June 30, 2019 and 2018, the Partnership accrued state income tax expense of less than $0.1 million and $0.2 million, respectively, and for the six months ended June 30, 2019 and 2018, the Partnership accrued state income tax expense of $0.1 million and $0.2 million, respectively, for its share of Texas margin tax for which the Partnership’s results are included in a combined tax return filed by Diamondback.

Lease Bonus

During the three months ended June 30, 2019, Diamondback paid the Partnership $39,000 in lease bonus payments to extend the term of one lease, reflecting an average bonus of $1,800 per acre. During the six months ended June 30, 2019, Diamondback paid the Partnership $39,198 in lease bonus payments to extend the term of two leases, reflecting an average bonus of $1,686 per acre and $3,101 in lease bonus payments for two new leases, reflecting an average bonus of $14,766 per acre. During the three and six months ended June 30, 2018, Diamondback did not pay the Partnership any lease bonus payments.

8.    UNIT-BASED COMPENSATION

In connection with the IPO, the board of directors of the General Partner adopted the Viper Energy Partners LP Long Term Incentive Plan (“LTIP”), effective June 17, 2014, for employees, officers, consultants and directors of the General Partner and any of its affiliates, including Diamondback, who perform services for the Partnership. The LTIP provides for the grant of unit options, unit appreciation rights, restricted units, unit awards, phantom units, distribution equivalent rights, cash awards, performance awards, other unit-based awards and substitute awards. As of June 30, 2019, a total of 8,943,717 common units had been reserved for issuance pursuant to the LTIP. Common units that are cancelled, forfeited or withheld to satisfy exercise prices or tax withholding obligations will be available for delivery pursuant to other awards. The LTIP is administered by the board of directors of the General Partner or a committee thereof.

For the three and six months ended June 30, 2019, the Partnership incurred $0.5 million and $0.9 million, respectively, of unit–based compensation.

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

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(unaudited)

The following table presents the phantom unit activity under the LTIP for the six months ended June 30, 2019:

	Phantom Units	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2018	125,053	$23.44
Granted	17,601	$33.54
Vested	(60,133)	$21.38
Forfeited	(1,028)	$42.50
Unvested at June 30, 2019	81,493	$26.91

The aggregate fair value of phantom units that vested during the six months ended June 30, 2019 was $1.3 million. As of June 30, 2019, the unrecognized compensation cost related to unvested phantom units was $1.3 million. Such cost is expected to be recognized over a weighted-average period of 0.85 years.

9.    UNITHOLDERS’ EQUITY AND PARTNERSHIP DISTRIBUTIONS

The Partnership has general partner and limited partner units. At June 30, 2019, the Partnership had a total of 62,628,357 common units issued and outstanding and 72,418,500 Class B units issued and outstanding, of which 731,500 common units and 72,418,500 Class B units were owned by Diamondback, representing approximately 54% of the total Partnership’s units outstanding. The Operating Company units and the Partnership’s Class B units owned by Diamondback are exchangeable from time to time for the Partnership’s common units (that is, one Operating Company unit and one Partnership Class B unit, together, will be exchangeable for one Partnership common unit).

The following table summarizes changes in the number of the Partnership’s common units:

Common Units
Balance at December 31, 2018	51,653,956
Common units issued in public offerings	10,925,000
Common units vested and issued under the LTIP	60,133
Units repurchased for tax withholding	(10,732)
Balance at June 30, 2019	62,628,357

The Partnership had a total of 72,418,500 Class B units outstanding as of June 30, 2019 and December 31, 2018, respectively.

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

The board of directors of the General Partner has adopted a policy for the Partnership to distribute on a quarterly basis all available cash it receives from the Operating Company.

The following table presents information regarding cash distributions approved by the board of directors of the General Partner for the periods presented:

	Amount per Common Unit	Declaration Date	Unitholder Record Date	Payment Date
Q4 2018	$0.51	January 30, 2019	February 19, 2019	February 25, 2019
Q1 2019	$0.38	April 25, 2019	May 13, 2019	May 20, 2019

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

10.    EARNINGS PER UNIT

The net income per common unit on the consolidated statements of operations is based on the net income of the Partnership for the three and six months ended June 30, 2019 and 2018, since this is the amount of net income that is attributable to the Partnership’s common units.

The Partnership’s net income is allocated wholly to the common units. Payments made to the Partnership’s unitholders are determined in relation to the cash distribution policy described in Note 9—Unitholders' Equity and Partnership Distributions.

Basic net income per common unit is calculated by dividing net income by the weighted-average number of common units outstanding during the period. Diluted net income per common unit gives effect, when applicable, to unvested common units granted under the LTIP.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands, except per unit amounts)
Net income attributable to the period	$2,265	$99,404	$36,044	$142,300
Weighted average common units outstanding:
Basic weighted average common units outstanding	62,628	73,336	59,058	93,506
Effect of dilutive securities:
Potential common units issuable	36	91	36	106
Diluted weighted average common units outstanding	62,664	73,427	59,094	93,612
Net income per common unit, basic	$0.04	$1.36	$0.61	$1.52
Net income per common unit, diluted	$0.04	$1.35	$0.61	$1.52

For the three months ended June 30, 2019 and 2018, there were no common units and 560 common units, respectively, and for six months ended June 30, 2019 and 2018, there were no common units and 1,234 common units, respectively, that were not included in the computation of diluted earnings per common unit because their inclusion would have been anti-dilutive for the periods presented but could potentially dilute basic earnings per common unit in future periods.

11.    INCOME TAXES

As discussed further in Note 1—Organization and Basis of Presentation, on March 29, 2018, the Partnership announced that the Board of Directors of the General Partner had unanimously approved a change of the Partnership’s federal income tax status from that of a pass-through partnership to that of a taxable entity, which change became effective on May 10, 2018. Subsequent to the Partnership’s change in tax status, the Partnership’s provision for income taxes for the period ended June 30, 2019 is based on the estimated annual effective tax rate plus discrete items.

The Partnership’s effective income tax rates were 0.4% and (127.0)% for the three months ended June 30, 2019 and 2018, respectively, and (39.50)% and (72.25)% for the six months ended June 30, 2019 and 2018, respectively. Total income tax benefit for the three months ended June 30, 2019 differed from amounts computed by applying the United States federal statutory tax rate to pre-tax income for the period primarily due to net income attributable to the non-controlling interest and, for the six months ended June 30, 2019, due to the revision of estimated deferred taxes recognized as a result of the Partnership’s change in tax status and net income attributable to the non-controlling interest. Total income tax benefit for the three and six months ended June 30, 2018 differed from amounts computed by applying the United States federal statutory rate to pre-tax income for the period primarily

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(unaudited)

due to (i) the impact of deferred taxes recognized as a result of the Partnership’s change in tax status, (ii) net income attributable to the non-controlling interest, and (iii) net income attributable to the period prior to the Partnership’s change in tax status.

For the six months ended June 30, 2019, the Partnership recorded a discrete income tax benefit of approximately $35.2 million related to the revision of estimated deferred taxes on the Partnership’s investment in the Operating Company arising from the change in the Partnership’s federal tax status. Under federal income tax provisions applicable to the Partnership’s change in tax status, the Partnership’s basis for federal income tax purposes in its interest in the Operating Company consists primarily of the sum of the Partnership’s unitholders’ tax bases in their interests in the Partnership on the date of the tax status change. The Partnership prepared its best estimate of the resultant tax basis in the Operating Company for purposes of the Partnership’s income tax provision for the period of the change, but information necessary for the partnership to finalize its determination is not expected to be available until unitholders’ tax basis information is fully reported and the Partnership finalizes its federal income tax computations for 2018. Based on information available, the Partnership revised its estimate of the difference between its tax basis and its basis for financial accounting purposes in the Operating Company on the date of the tax status change, resulting in deferred income tax benefit of $35.2 million included in the Partnership’s income tax provision for the six months ended June 30, 2019.

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

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(unaudited)

The Partnership’s cost method investment is reported at fair value on a recurring basis. The fair value of the Partnership’s investment at June 30, 2019 and December 31, 2018 was determined using the June 30, 2019 and December 31, 2018 quoted market prices. The investment is a Level 1 classification in the fair value hierarchy. See Note 2—Summary of Significant Accounting Policies. The following table summarizes the changes in fair value of the Partnership’s investment:

(in thousands)
Fair Value of investment as of December 31, 2017	$33,851
Impact of adoption of Accounting Standards Update 2016-01	(18,651)
Disposal of shares	(126)
Gain on investment	5,364
Fair Value of investment as of June 30, 2018	$20,438

(in thousands)
Fair Value of investment as of December 31, 2018	$14,525
Gain on investment	3,642
Fair Value of investment as of June 30, 2019	$18,167

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

14.    SUBSEQUENT EVENTS

Cash Distribution

On July 28, 2019, the board of directors of the General Partner approved a cash distribution for the second quarter of 2019 of $0.47 per common unit, payable on August 21, 2019, to unitholders of record at the close of business on August 14, 2019.

Pending Drop-Down and Anticipated Increase in the Borrowing Base under the Operating Company’s Revolving Credit Facility

Subsequent to the end of the second quarter of 2019, the Partnership entered into a definitive purchase agreement to acquire certain mineral and royalty interests from subsidiaries of Diamondback for 18.3 million of the Partnership’s newly-issued Class B units, 18.3 million newly-issued units of the Operating Company and $150.0 million in cash, subject to certain adjustments (the “Pending Drop-Down”). Based on the volume weighted average sales price of Viper’s common units for the 10-trading day period ending July 26, 2019 of $30.07, the transaction is valued at $700.0 million. The mineral and royalty interests being acquired in the Pending Drop-Down represent approximately 5,090 net royalty acres across the Midland and Delaware Basins, of which over 95% are operated by Diamondback, and have an average net royalty interest of approximately 3.2%. After giving pro forma effect to the Pending Drop-Down, the Partnership’s mineral interests at June 30, 2019 would have totaled 20,960 net royalty acres. The Partnership anticipates closing the Pending Drop-Down during the fourth quarter of 2019. However, the Pending Drop-Down remains subject to completion of due diligence and satisfaction of other closing conditions. There can be no assurance that the Partnership will complete the Pending Drop-Down on the terms contemplated in this report or at all. The Partnership intends to finance the cash portion of the purchase price of the Pending Drop-Down through a combination of cash on hand and borrowings under the Operating Company’s revolving credit facility.

Upon closing of the Pending Drop-Down, the Partnership anticipates that the borrowing base under the Operating Company’s revolving credit facility will be increased by $125.0 million to $725.0 million from $600.0 million at June 30, 2019.

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

Overview

We are a publicly traded Delaware limited partnership formed by Diamondback on February 27, 2014 to, among other things, own, acquire and exploit oil and natural gas properties in North America. We are currently focused on oil and natural gas properties in the Permian Basin and the Eagle Ford Shale. As of June 30, 2019, our general partner had a 100% general partner interest in us, and Diamondback owned 731,500 common units and all of our 72,418,500 outstanding Class B units, representing approximately 54% of our total units outstanding. Following the completion of the Pending Drop-Down described in this report, Diamondback will own 731,500 common units and 90,709,946 Class B units, which will represent approximately 60% of our total units outstanding. See “Pending Drop-Down and Anticipated Increase in the Borrowing Base under the Operating Company’s Revolving Credit Facility” below. Diamondback also owns and controls our general partner.

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

The following table presents the breakdown of our operating income for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating income:
Royalty income
Oil sales	91%	88%	88%	88%
Natural gas sales	(1)%	3%	2%	4%
Natural gas liquid sales	8%	8%	8%	7%
Lease bonus income	2%	1%	2%	1%
	100%	100%	100%	100%

As a result, our income is more sensitive to fluctuations in oil prices than is it to fluctuations in natural gas liquids or natural gas prices. Our income may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices. Oil, natural gas liquids and natural gas prices have historically been volatile.

During 2018, NYMEX - West Texas Intermediate Futures Contract 1 prices ranged from $42.53 to $76.41 per Bbl and the NYMEX Natural Gas Futures Contract 1 prices ranged from $2.55 to $4.84 per MMBtu. During the first six months of 2019, NYMEX - West Texas Intermediate Futures Contract 1 prices ranged from $46.54 to $66.30 per Bbl and the NYMEX Natural Gas Futures Contract 1 prices ranged from $2.19 to $3.59 per MMBtu. On June 28, 2019, the NYMEX - West Texas Intermediate Futures Contract 1 prices for crude oil was $58.47 per Bbl and the NYMEX Natural Gas Futures Contract 1 price was $2.31 per MMBtu. Lower prices may not only decrease our income, but also potentially the amount of oil and natural gas that our operators can produce economically. Lower oil and natural gas prices may also result in a reduction in the borrowing base under the credit agreement, which may be redetermined at the discretion of our lenders.

Recent Acquisitions

During the six months ended June 30, 2019, we acquired from unrelated third parties 1,028 net royalty acres in 74 acquisitions for an aggregate purchase price of $126.9 million, subject to post-closing adjustments, bringing our total mineral interests to 15,870 net royalty acres as of June 30, 2019. We funded our acquisitions during the second quarter of 2019 with cash on hand, a portion of the net proceeds from our February 2019 equity offering and borrowings under our revolving credit facility.

Pending Drop-Down and Anticipated Increase in the Borrowing Base under the Operating Company’s Revolving Credit Facility
Subsequent to the end of the second quarter of 2019, we entered into a definitive purchase agreement to acquire certain mineral and royalty interests from subsidiaries of Diamondback for 18.3 million of our newly-issued Class B units, 18.3 million newly-issued units of the Operating Company and $150.0 million in cash, subject to certain adjustments, which we refer to herein as the Pending Drop-Down. Based on the volume weighted average sales price of our common units for the 10-trading day period ending July 26, 2019 of $30.07, the transaction is valued at $700.0 million. The mineral and royalty interests being acquired in the Pending Drop-Down represent approximately 5,090 net royalty acres across the Midland and Delaware Basins, of which over 95% are operated by Diamondback, and have an average net royalty interest of approximately 3.2%. After giving pro forma effect to the Pending Drop-Down, our mineral interests at June 30, 2019 would have totaled 20,960 net royalty acres. We anticipate closing the Pending Drop-Down during the fourth quarter of 2019. However, the Pending Drop-Down remains subject to completion of due diligence and satisfaction of other closing conditions. There can be no assurance that we will complete the Pending Drop-Down on the terms contemplated in this report or at all. We intend to finance the cash portion of the purchase price of the Pending Drop-Down through a combination of cash on hand and borrowings under the Operating Company’s revolving credit facility.
Upon closing of the Pending Drop-Down, we anticipate that the borrowing base under the Operating Company’s revolving credit facility will be increased by $125.0 million to $725.0 million from $600.0 million at June 30, 2019.
Production and Operational Update

Our average daily production during the second quarter of 2019 was 19,597 BOE/d (67% oil), and our operators received an average of $54.81 per Bbl of oil, $18.33 per Bbl of natural gas liquids and $(0.65) per Mcf of natural gas, for an average realized price of $39.50 per BOE. The average realized price of $(0.65) per Mcf of natural gas was primarily due to the pricing terms under our operators’ natural gas delivery contracts, which are generally tied to NYMEX price quoted at Henry Hub. Actual volumetric prices realized from the sale of natural gas, however, differ from the quoted NYMEX price as a result of quality and location differentials. During the second quarter, natural gas sold at the WAHA Hub in Pecos County, Texas averaged a differential of $(1.68) relative to the NYMEX price quoted at Henry Hub. Our operators may have varying terms under which they sell their natural gas, but we are mostly impacted by location differences resulting from supply and demand imbalances and limited takeaway capacity within the Permian Basin.

During the second quarter of 2019, we estimate that 198 gross (4.1 net 100% royalty interest) horizontal wells with an average royalty interest of 2.1% were turned to production on our existing acreage position with an average lateral length of 8,849 feet. Of these 198 gross wells, Diamondback is the operator of 54 with an average royalty interest of 2.8%, and the remaining 144 gross wells, which have an average royalty interest of 1.8%, are operated by third parties. Additionally, during the second quarter of 2019, we acquired 401 net royalty acres for an aggregate purchase price of approximately $44.2 million, which added a further 18 gross (0.2 net 100% royalty interest) producing horizontal wells with an average royalty interest of 1.3%. In total, as of June 30, 2019, we had 1,212 vertical wells and 2,889 horizontal wells producing on our acreage. There continues to be active development on our mineral acreage as represented by approximately 377 gross horizontal wells currently in the process of active development, in which we expect to own an average 2.2% net royalty interest (8.4 net 100% royalty interest). These wells currently in the process of active development include various wells currently being drilled by the 55 active rigs which were on our acreage as of July 9, 2019, in addition to other wells currently waiting to be completed, actively in the process of being completed or waiting to be turned to production. Additionally, 385 active drilling permits have been filed on our acreage in the past six months, in which we expect to own an average 2.2% net royalty interest (8.3 net 100% royalty interest). In July 2019, Diamondback has already turned to production ten wells in Spanish Trail in which we have an average royalty interest of 22%, which should drive strong organic growth in the second half of the year. An additional five wells in Spanish Trail are expected to be brought online in the fourth quarter of 2019, in each of which we have a 25% net royalty interest.

We declared a cash dividend for the second quarter of 2019 of $0.47 per common unit, payable on August 21, 2019, to unitholders of record at the close of business on August 14, 2019.

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

Income Tax Expense

Prior to our change in federal income tax status, we were organized as a pass-through entity for income tax purposes. As a result, our partners were responsible for federal income taxes on their share of our taxable income. Subsequent to the Partnership’s change in tax status, we are subject to federal income taxes at the U.S. corporate statutory rate. The Partnership’s provision for income taxes is based on the estimated annual effective tax rate plus discrete items.

We are subject to the Texas margin tax. For the three months ended June 30, 2019 and 2018, we accrued less than $0.1 million and $0.2 million, respectively, and for the six months ended June 30, 2019 and 2018, we accrued $0.1 million and $0.2 million, respectively, for Texas margin tax payable pursuant to our tax sharing agreement with Diamondback.

Results of Operations

The following table summarizes our revenue and expenses and production data for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Operating Results:
Operating income:
Royalty income	$70,442	$74,277	$130,870	$136,405
Lease bonus income	1,749	928	2,909	928
Other operating income	3	58	5	108
Total operating income	72,194	75,263	133,784	137,441
Costs and expenses:
Production and ad valorem taxes	4,389	4,867	8,081	9,106
Depletion	16,512	13,260	32,711	24,785
General and administrative expenses	1,723	2,210	3,418	4,921
Total costs and expenses	22,624	20,337	44,210	38,812
Income from operations	49,570	54,926	89,574	98,629
Other income (expense):
Interest expense, net	(2,713)	(3,252)	(7,262)	(5,350)
Gain on revaluation of investment	50	4,465	3,642	5,364
Other income, net	547	447	1,203	839
Total other income (expense), net	(2,116)	1,660	(2,417)	853
Income before income taxes	47,454	56,586	87,157	99,482
Provision for (benefit from) income taxes	180	(71,878)	(34,428)	(71,878)
Net income	47,274	128,464	121,585	171,360
Net income attributable to non-controlling interest	45,009	29,060	85,541	29,060
Net income attributable to Viper Energy Partners LP	$2,265	$99,404	$36,044	$142,300

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Production Data:
Oil (MBbls)	1,202	1,052	2,349	1,958
Natural gas (MMcf)	1,640	1,280	3,512	2,442
Natural gas liquids (MBbls)	308	221	563	391
Combined volumes (MBOE)	1,783	1,485	3,497	2,756
Daily combined volumes (BOE/d)	19,597	16,323	19,321	15,228
% Oil	67%	71%	67%	71%

Average sales prices:
Oil ($/Bbl)	$54.81	$62.61	$50.17	$62.03
Natural gas ($/Mcf)(1)	$(0.65)	$2.03	$0.79	$2.08
Natural gas liquids ($/Bbl)	$18.33	$26.48	$18.22	$25.22
Combined ($/BOE)	$39.50	$50.01	$37.42	$49.49

Average Costs ($/BOE):
Production and ad valorem taxes	$2.46	$3.28	$2.31	$3.30
General and administrative - cash component	0.70	1.18	0.73	1.15
Total operating expense - cash	$3.16	$4.46	$3.04	$4.45

General and administrative - non-cash component	$0.26	$0.31	$0.25	$0.64
Interest expense, net	$1.52	$2.19	$2.08	$1.94
Depletion	$9.26	$8.93	$9.35	$8.99

(1)
The average realized price of $(0.65) per Mcf of natural gas was primarily due to the pricing terms under our operators’ natural gas delivery contracts, which are generally tied to NYMEX price quoted at Henry Hub. Actual volumetric prices realized from the sale of natural gas, however, differ from the quoted NYMEX price as a result of quality and location differentials. During the second quarter, natural gas sold at the WAHA Hub in Pecos County, Texas averaged a differential of $(1.68) relative to the NYMEX price quoted at Henry Hub. Our operators may have varying terms under which they sell their natural gas, but we are mostly impacted by location differences resulting from supply and demand imbalances and limited takeaway capacity within the Permian Basin.

Comparison of the Three Months Ended June 30, 2019 and 2018

Royalty Income

Our royalty income for the three months ended June 30, 2019 and 2018 was $70.4 million and $74.3 million, respectively. Our royalty income is a function of oil, natural gas liquids and natural gas production volumes sold and average prices received for those volumes.

The decrease in average prices received during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018, was partially offset by a 20% increase in combined volumes sold by our operators as compared to the three months ended June 30, 2018.

	Change in prices	Production volumes(1)	Total net dollar effect of change
			(in thousands)
Effect of changes in price:
Oil	$(7.80)	1,202	$(9,370)
Natural gas	$(2.69)	1,640	(4,409)
Natural gas liquids	$(8.15)	308	(2,513)
Total income due to change in price			$(16,292)

	Change in production volumes(1)	Prior period average prices	Total net dollar effect of change
			(in thousands)
Effect of changes in production volumes:
Oil	150	$62.61	$9,397
Natural gas	360	$2.03	732
Natural gas liquids	88	$26.48	2,328
Total income due to change in production volumes			12,457
Total change in income			$(3,835)

(1)	Production volumes are presented in MBbls for oil and natural gas liquids and MMcf for natural gas.

Realized pricing improved in the second quarter of 2019 compared to the first quarter of 2019 as some of Diamondback’s fixed differential contracts began to roll off and convert to commitments on new-build long-haul pipelines and others moved closer to current Midland market price. Based on current market differentials and estimated in-basin gathering cost, we continue to expect to realize approximately 88% to 92% of WTI in the future remainder of 2019 and approximately 100% of WTI in 2020.

Lease Bonus Income

Lease bonus income increased by $0.8 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. During the three months ended June 30, 2019, we received $39,000 in lease bonus payments to extend the term of one lease, reflecting an average bonus of $1,800 per acre and $1.7 million for four new leases, reflecting an average bonus of $13,632 per acre. During the three months ended June 30, 2018, we received $0.9 million in lease bonus payments to extend the term of two leases, reflecting an average bonus of $6,111 per acre.

Production and Ad Valorem Taxes

Production taxes per unit of production for the three months ended June 30, 2019 and 2018 were $1.80 and $2.36, respectively. The decrease in production taxes per unit of production during the three months ended June 30, 2019 was primarily due to a 20% increase in production volumes, as compared to a 5% decrease in revenue year over year. Production taxes are paid on produced oil and natural gas based on a percentage of revenues from products sold at fixed rates established by federal, state or local taxing authorities, while ad valorem taxes are generally based on the valuation of our oil and natural gas interests. Ad valorem taxes per unit of production for the three months ended June 30, 2019 and 2018 were $0.66 and $0.92, respectively. The decrease in ad valorem taxes per unit of production during the three months ended June 30, 2019 was primarily due to a higher percentage increase in production volumes as compared to the increase in the valuation of oil and natural gas interests year over year.

	Three Months Ended June 30,
	2019		2018
	Amount	Per BOE	Amount	Per BOE
Production taxes	$3,208	$1.80	$3,504	$2.36
Ad valorem taxes	1,181	0.66	1,363	0.92
Total production and ad valorem taxes	$4,389	$2.46	$4,867	$3.28

Depletion

Depletion expense increased by $3.3 million to $16.5 million for the three months ended June 30, 2019 from $13.3 million for the three months ended June 30, 2018. The increase resulted primarily from higher production levels and an increase in net book value on new reserves added.

General and Administrative Expenses

The general and administrative expenses primarily reflect costs associated with us being a publicly traded limited partnership, unit-based compensation and the amounts reimbursed to our general partner under our partnership agreement. For the three months ended June 30, 2019 and 2018, we incurred general and administrative expenses of $1.7 million and $2.2 million, respectively. The decrease of $0.5 million during the three months ended June 30, 2019 was primarily due to higher legal expenses in 2018 related to the change in tax structure that took place in March 2018 coupled with a slight decrease in unit-based compensation expense.

Net Interest Expense

The net interest expense for the three months ended June 30, 2019 and 2018 reflects the interest incurred under our credit agreement. Net interest expense for the three months ended June 30, 2019 and 2018 was $2.7 million and $3.3 million, respectively. The decrease of approximately $0.5 million was due to decreased borrowings partially offset by a higher average interest rate during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018.

Provision for (Benefit from) Income Taxes

We recorded an income tax expense of $0.2 million and an income tax benefit of $71.9 million for the three months ended June 30, 2019 and 2018, respectively. The change in our income tax provision was primarily due to deferred benefit recognized during the three months ended June 30, 2018 as a result of our change in federal income tax status. Total income tax benefit for the three months ended June 30, 2019 differed from amounts computed by applying the federal statutory tax rate to pre-tax income for the period primarily due to net income attributable to the non-controlling interest.

Comparison of the Six Months Ended June 30, 2019 and 2018

Royalty Income

Our royalty income for the six months ended June 30, 2019 and 2018 was $130.9 million and $136.4 million, respectively. Our royalty income is a function of oil, natural gas liquids and natural gas production volumes sold and average prices received for those volumes.

The decrease in average prices received during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, was partially offset by a 27% increase in combined volumes sold by our operators as compared to the six months ended June 30, 2018.

	Change in prices	Production volumes(1)	Total net dollar effect of change
			(in thousands)
Effect of changes in price:
Oil	$(11.86)	2,349	$(27,855)
Natural gas	$(1.30)	3,512	(4,555)
Natural gas liquids	$(6.99)	563	(3,936)
Total income due to change in price			$(36,346)

	Change in production volumes(1)	Prior period average prices	Total net dollar effect of change
			(in thousands)
Effect of changes in production volumes:
Oil	391	$62.03	$24,257
Natural gas	1,069	$2.08	2,229
Natural gas liquids	172	$25.22	4,325
Total income due to change in production volumes			30,811
Total change in income			$(5,535)

(1)	Production volumes are presented in MBbls for oil and natural gas liquids and MMcf for natural gas.

Lease Bonus Income

Lease bonus income increased by $2.0 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. During the six months ended June 30, 2019, we received less than $0.1 million in lease bonus payments to extend the term of six leases, reflecting an average bonus of $754 per acre and $2.8 million for ten new leases, reflecting an average bonus of $14,689 per acre. During the six months ended June 30, 2018, we received $0.9 million in lease bonus payments to extend the term of two leases, reflecting an average bonus of $6,111 per acre.

Production and Ad Valorem Taxes

Production taxes per unit of production for the six months ended June 30, 2019 and 2018 were $1.78 and $2.37, respectively. The decrease in production taxes per unit of production during the six months ended June 30, 2019 was primarily due to a 27% increase in production volumes, as compared to a 4% decrease in revenue year over year. Production taxes are paid on produced oil and natural gas based on a percentage of revenues from products sold at fixed rates established by federal, state or local taxing authorities, while ad valorem taxes are generally based on the valuation of our oil and natural gas interests. Ad valorem taxes per unit of production for the six months ended June 30, 2019 and 2018 were $0.53 and $0.93, respectively. The decrease in ad valorem taxes per production unit during the six months ended June 30, 2019 was primarily due to a higher percentage increase in production volumes as compared to the increase in the valuation of oil and natural gas interests year over year.

	Six Months Ended June 30,
	2019		2018
	Amount	Per BOE	Amount	Per BOE
Production taxes	$6,216	$1.78	$6,545	$2.37
Ad valorem taxes	1,865	0.53	2,561	0.93
Total production and ad valorem taxes	$8,081	$2.31	$9,106	$3.30

Depletion

Depletion expense increased by $7.9 million to $32.7 million for the six months ended June 30, 2019 from $24.8 million for the six months ended June 30, 2018. The increase resulted primarily from higher production levels and an increase in net book value on new reserves added.

General and Administrative Expenses

The general and administrative expenses primarily reflect costs associated with us being a publicly traded limited partnership, unit-based compensation and the amounts reimbursed to our general partner under our partnership agreement. For the six months ended June 30, 2019 and 2018, we incurred general and administrative expenses of $3.4 million and $4.9 million, respectively. The decrease of $1.5 million during the six months ended June 30, 2019 was primarily due to higher legal expenses in 2018 related to the change in tax structure that took place in March 2018 coupled with a slight decrease in unit-based compensation expense.

Net Interest Expense

The net interest expense for the six months ended June 30, 2019 and 2018 reflects the interest incurred under our credit agreement. Net interest expense for the six months ended June 30, 2019 and 2018 was $7.3 million and $5.4 million, respectively. The increase of $1.9 million was due to a higher interest rate during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.

Benefit from Income Taxes

We recorded an income tax benefit of $34.4 million and $71.9 million for the six months ended June 30, 2019 and 2018, respectively. The change in our income tax provision was primarily due to a deferred benefit recognized during the six months ended June 30, 2018 as a result of our change in federal income tax status. Prior to the second quarter of 2018, we had no provision for or benefit from income taxes. Total income tax benefit for the six months ended June 30, 2019 differed from amounts computed by applying the federal statutory tax rate to pre-tax income for the period primarily due to the revision of estimated deferred taxes recognized as a result of the Partnership’s change in tax status and net income attributable to the non-controlling interest.

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

The following table presents a reconciliation of Adjusted EBITDA to net income, our most directly comparable GAAP financial measure for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Net income	$47,274	$128,464	$121,585	$171,360
Interest expense, net	2,713	3,252	7,262	5,350
Non-cash unit-based compensation expense	472	452	877	1,740
Depletion	16,512	13,260	32,711	24,785
Gain on revaluation of investment	(50)	(4,465)	(3,642)	(5,364)
Provision for (benefit from) income taxes	180	(71,878)	(34,428)	(71,878)
Consolidated Adjusted EBITDA	67,101	69,085	124,365	125,993
EBITDA attributable to non-controlling interest	(35,983)	(43,642)	(66,691)	(43,642)
Adjusted EBITDA attributable to Viper Energy Partners LP	$31,118	$25,443	$57,674	$82,351

Non-GAAP Financial Measures

Gross oil, natural gas, and natural gas liquids sales and net sales prices

Revenues and gathering and transportation expenses related to production are reported net in our financial statements under GAAP. This impacts the comparability of prior periods and certain operating metrics, such as per-unit sales prices, as those metrics are prepared in accordance with GAAP using the net presentation for some revenues and the gross presentation for other metrics, and those periods prior to the fourth quarter of 2018. In order to provide metrics consistent with management’s assessment of our operating results, we have presented both net (GAAP) and gross (non-GAAP) oil, natural gas, and natural gas liquid sales and the gross sales price. The gross sales price (non-GAAP), is calculated by using the net oil, natural gas, and natural liquid gas net revenues plus gathering and transportation expenses divided by the sales volumes. We believe presenting our gross revenues and sales prices allows for a useful comparison of net and gross sales prices for prior periods.

The following table presents a reconciliation of net oil, natural gas and natural gas liquids sales (GAAP) to gross oil, natural gas and natural gas liquids sales (non-GAAP) for the periods indicated:

	Three Months Ended June 30, 2019				Three Months Ended June 30, 2018
(in thousands)	Oil	Natural gas	Natural gas liquids	Total	Oil	Natural gas	Natural gas liquids	Total
Net oil, natural gas and natural gas liquids sales (GAAP)	$65,863	$(1,074)	$5,653	$70,442	$65,836	$2,603	$5,838	$74,277
Plus: Gathering and transportation expenses	365	264	248	877	49	49	45	143
Gross oil natural gas and natural gas liquids sales (non-GAAP)	66,228	(810)	5,901	71,319	65,885	2,652	5,883	74,420
Sales volumes (MBbl/MMcf/MBoe)	1,202	1,640	308	1,783	1,052	1,280	221	1,485
Gross sales price (non-GAAP)	$55.12	$(0.49)	$19.13	$39.99	$62.66	$2.07	$26.68	$50.10

	Six Months Ended June 30, 2019				Six Months Ended June 30, 2018
(in thousands)	Oil	Natural gas	Natural gas liquids	Total	Oil	Natural gas	Natural gas liquids	Total
Net oil, natural gas and natural gas liquids sales (GAAP)	$117,850	$2,765	$10,255	$130,870	$121,448	$5,091	$9,866	$136,405
Plus: Gathering and transportation expenses	599	569	497	1,665	126	137	145	408
Gross oil natural gas and natural gas liquids (non-GAAP)	118,449	3,334	10,752	132,535	121,574	5,228	10,011	136,813
Sales volumes (MBbl/MMcf/MBoe)	2,349	3,512	563	3,497	1,958	2,442	391	2,756
Gross sales price (non-GAAP)	$50.42	$0.95	$19.10	$37.90	$62.09	$2.14	$25.59	$49.64

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

On July 28, 2019, the board of directors of the General Partner approved a cash distribution for the second quarter of 2019 of $0.47 per common unit, payable on August 21, 2019, to unitholders of record at the close of business on August 14, 2019.

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

Cash Flows

The following table presents our cash flows for the period indicated:

	Six Months Ended June 30,
	2019	2018

	(in thousands)
Cash Flow Data:
Net cash flows provided by operating activities	$101,720	$112,212
Net cash flows used in investing activities	(138,446)	(252,490)
Net cash flows provided by financing activities	26,854	148,967
Net increase (decrease) in cash	$(9,872)	$8,689

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

Investing Activities

Net cash used in investing activities was $138.4 million and $252.5 million during the six months ended June 30, 2019 and 2018, respectively, and related to acquisitions of oil and natural gas interests and land.

Financing Activities

Net cash provided by financing activities was $26.9 million during the six months ended June 30, 2019, primarily related to net proceeds from our public offering of common units of $340.6 million, offset by repayments from net borrowing activity under our credit facility of $198.5 million and distributions of $114.7 million to our unitholders during the period. Net cash provided by financing activities was $149.0 million during the six months ended June 30, 2018, primarily related to proceeds from borrowings under our credit facility of $256.5 million, partially offset by distributions of $107.1 million to our unitholders during that period.

Our Credit Agreement

On July 8, 2014, we entered into a secured revolving credit agreement, or revolving credit facility, with Wells Fargo, as administrative agent, certain other lenders, and the Operating Company as guarantor. On May 8, 2018, the Operating Company assumed all liabilities as borrower under the credit agreement and we became a guarantor of the credit agreement. On July 20, 2018, we, the Operating Company, Wells Fargo and the other lenders amended and restated the credit agreement to reflect the assumption by the Operating Company. The credit agreement, as amended and restated, provides for a revolving credit facility in the maximum credit amount of $2.0 billion and a borrowing base based on our oil and natural gas reserves and other factors (the “borrowing base”) of $600.0 million, subject to scheduled semi-annual and other borrowing base redeterminations. The borrowing base is scheduled to be re-determined semi-annually with effective dates of May 1st and November 1st. In addition, the Operating Company and Wells Fargo each may request up to three interim redeterminations of the borrowing base during any 12-month period. Effective June 27, 2019, in connection with our spring 2019 redetermination, the borrowing base was increased from $555.0 million to $600.0 million and, as of June 30, 2019, we had $212.5 million of outstanding borrowings and $387.5 million available for future borrowings under this revolving credit facility. We intend to finance the cash portion of the purchase price of the Pending Drop-Down described in this report through a combination of cash on hand and borrowings under the Operating Company’s revolving credit facility. Upon closing of the Pending Drop-Down, we anticipate that the borrowing base under the Operating Company’s revolving credit facility will be increased by $125.0 million to $725.0 million from $600.0 million at June 30, 2019.
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

As of June 30, 2019, the Operating Company was in compliance with the financial covenants under its credit agreement. The lenders may accelerate all of the indebtedness under the Operating Company’s revolving credit facility upon the occurrence and during the continuance of any event of default. The credit agreement contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross-default, bankruptcy and change of control. With certain specified exceptions, the terms and provisions of our credit agreement generally may be amended with the consent of the lenders holding a majority of the outstanding loans or commitments to lend.

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

Commodity Price Risk

Our major market risk exposure is in the pricing applicable to the oil and natural gas production of our operators. Realized pricing is driven by the prevailing worldwide price for crude oil and spot market prices applicable to our natural gas production, as well as futures contract prices for oil and natural gas, since our operators generally hedge a majority of their production. Pricing for oil and natural gas production has been volatile and unpredictable, particularly during the past two years, and we expect this volatility to continue in the future. The prices that our operators receive for production depend on many factors outside of our or their control.

Credit Risk

We are subject to risk resulting from the concentration of royalty income in producing oil and natural gas interests and receivables with several significant purchasers and producers. For the six months ended June 30, 2019, three purchasers each accounted for more than 10% of our royalty income: Trafigura Trading LLC (31%), Concho Resources, Inc. (18%) and Shell Trading (US) Company (11%). For the six months ended June 30, 2018, two purchasers each accounted for more than 10% of our royalty income: Shell Trading (US) Company (46%) and RSP Permian LLC (20%). We do not require collateral and do not believe the loss of any single purchaser would materially impact our operating results, as crude oil and natural gas are fungible products with well-established markets and numerous purchasers.

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on our indebtedness under our credit agreement. The terms of our credit agreement provide for interest on borrowings at a floating rate equal to an alternative base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.50% and 3-month LIBOR plus 1.0%) or LIBOR, in each case plus the applicable margin. The applicable margin ranges from 0.75% to 1.75% in the case of the alternative base rate and from 1.75% to 2.75% in the case of LIBOR, in each case depending on the amount of the loan outstanding in relation to the borrowing base. We entered into this credit agreement on July 8, 2014, as subsequently amended, and as of June 30, 2019, we had $212.5 million in outstanding borrowings. Our weighted average interest rate on borrowings under our revolving credit facility was 4.41%. An increase or decrease of 1% in the interest rate would have a corresponding decrease or increase in our interest expense of approximately $2.1 million based on the $212.5 million outstanding in the aggregate under our credit agreement.

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

As of June 30, 2019, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer of our general partner have concluded that as of June 30, 2019, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

In addition to the information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10–K for the year ended December 31, 2018 and in subsequent filings we make with the SEC. Except as disclosed in this report with respect to the Pending Drop-Down, there have been no material changes in our risk factors from those described in our Annual Report on Form 10–K for the year ended December 31, 2018.

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

10.1
First Amendment to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of June 27, 2019, among Viper Energy Partners LLC, as borrower, Viper Energy Partners LP, as parent guarantor, Wells Fargo Bank, National Association, as administrative agent, and the lender party thereto (incorporated by reference to Exhibit 10.1 of the Partnership’s Current Report on Form 8-K (File 001-36505) filed on July 3, 2019).

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

VIPER ENERGY PARTNERS LP

		By:	VIPER ENERGY PARTNERS GP LLC
its General Partner

Date:	July 31, 2019	By:	/s/ Travis D. Stice
Travis D. Stice
Chief Executive Officer

Date:	July 31, 2019	By:	/s/ Teresa L. Dick
Teresa L. Dick
Chief Financial Officer