Form 10-Q
period 2020-03-31
Viper Energy Partners LP
filed 2020-05-08
CIK 1602065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-36505

Viper Energy Partners LP
(Exact Name of Registrant As Specified in Its Charter)

DE		46-5001985
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification Number)

500 West Texas
Suite 1200
Midland,	TX	79701
(Address of principal executive offices)		(Zip code)
(432) 221-7400
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Units	VNOM	The Nasdaq Stock Market LLC
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

As of May 1, 2020, the registrant had outstanding 67,831,342 common units representing limited partner interests and 90,709,946 Class B units representing limited partner units.

VIPER ENERGY PARTNERS LP
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2020

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

Royalty interest	An interest that gives an owner the right to receive a portion of the resources or revenues without having to carry any costs of development, which may be subject to expiration.
WTI	West Texas Intermediate.

GLOSSARY OF CERTAIN OTHER TERMS
The following is a glossary of certain other terms that are used in this report:

Diamondback	Diamondback Energy, Inc., a Delaware corporation.
Exchange Act	The Securities Exchange Act of 1934, as amended.
GAAP	Accounting principles generally accepted in the United States.
General Partner	Viper Energy Partners GP LLC, a Delaware limited liability company, and the General Partner of the Partnership.
IPO	The Partnership’s initial public offering.
LTIP	Viper Energy Partners LP Long Term Incentive Plan.
NYMEX	New York Mercantile Exchange.
Operating Company	Viper Energy Partners LLC, a Delaware limited liability company and a consolidated subsidiary of Viper Energy Partners LP.
Partnership	Viper Energy Partners LP, a Delaware limited partnership.
Partnership agreement	The first amended and restated agreement of limited partnership, dated June 23, 2014, entered into by the General Partner and Diamondback in connection with the closing of the IPO.
SEC	United States Securities and Exchange Commission.
Securities Act	The Securities Act of 1933, as amended.
Wells Fargo	Wells Fargo Bank, National Association.

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

Forward-looking statements may include statements about:

•	the volatility of realized oil and natural gas prices and the extent and duration of price reductions and increased production by OPEC members and other oil exporting nations;

•	the threat, occurrence, potential duration or other implications of epidemic or pandemic diseases, including the ongoing COVID-19 pandemic, or any government responses to such occurrence or threat;

•	logistical challenges and the supply chain disruptions during the ongoing COVID-19 pandemic;

•	general economic, business or industry conditions;

•	conditions in the capital, financial and credit markets;

•	conditions of U.S. oil and natural gas industry and the effect of U.S. energy, monetary and trade policies;

•	U.S. and global economic conditions and political and economic developments, including the outcome of the U.S. presidential election and resulting energy and environmental policies;

•	our ability to execute our business and financial strategies;

•	the level of production on our properties;

•
regional supply and demand factors, delays or interruptions of production, and any government order, rule or regulation that may impose production limits on properties in which we have mineral and royalty interest;

•	our ability to replace our oil and natural gas reserves;

•	our ability to identify, complete and integrate acquisitions of properties or businesses;

•	competition in the oil and natural gas industry;

•	the ability of our operators to obtain capital or financing needed for development and exploration operations;

•	title defects in the properties in which we invest;

•	uncertainties with respect to identified drilling locations and estimates of reserves;

•	the availability or cost of rigs, equipment, raw materials, supplies, oilfield services or personnel;

•	restrictions on the use of water;

•	the availability of transportation, pipeline and storage facilities;

•	the ability of our operators to comply with applicable governmental laws and regulations and to obtain permits and governmental approvals;

•	federal and state legislative and regulatory initiatives relating to hydraulic fracturing;

•	future operating results;

•	exploration and development drilling prospects, inventories, projects and programs;

•	operating hazards faced by our operators; and

•	the ability of our operators to keep pace with technological advancements.

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

PART I. FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Viper Energy Partners LP
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2020	2019
	(In thousands, except unit amounts)
Assets
Current assets:
Cash and cash equivalents	$40,271	$3,602
Royalty income receivable (net of allowance for doubtful accounts)	37,960	58,089
Royalty income receivable—related party	—	10,576
Derivative instruments	776	—
Other current assets	334	397
Total current assets	79,341	72,664
Property:
Oil and natural gas interests, full cost method of accounting ($1,587,992 and $1,551,767 excluded from depletion at March 31, 2020 and December 31, 2019, respectively)	2,933,085	2,868,459
Land	5,688	5,688
Accumulated depletion and impairment	(351,116)	(326,474)
Property, net	2,587,657	2,547,673
Derivative instruments	62	—
Deferred tax asset (net of allowance)	—	142,466
Other assets	12,421	22,823
Total assets	$2,679,481	$2,785,626
Liabilities and Unitholders’ Equity
Current liabilities:
Accounts payable	$324	$—
Accounts payable—related party	—	150
Accrued liabilities	16,623	13,282
Derivative instruments	7,362	—
Total current liabilities	24,309	13,432
Long-term debt, net	664,040	586,774
Derivative instruments	965	—
Total liabilities	689,314	600,206
Commitments and contingencies (Note 14)
Unitholders’ equity:
General partner	869	889
Common units (67,831,342 units issued and outstanding as of March 31, 2020 and 67,805,707 units issued and outstanding as of December 31, 2019)	756,408	929,116
Class B units (90,709,946 units issued and outstanding March 31, 2020 and December 31, 2019)	1,105	1,130
Total Viper Energy Partners LP unitholders’ equity	758,382	931,135
Non-controlling interest	1,231,785	1,254,285
Total equity	1,990,167	2,185,420
Total liabilities and unitholders’ equity	$2,679,481	$2,785,626
See accompanying notes to consolidated financial statements.

Viper Energy Partners LP
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(In thousands, except per unit amounts)
Operating income:
Royalty income	$76,829	$60,428
Lease bonus income	1,622	1,160
Other operating income	241	2
Total operating income	78,692	61,590
Costs and expenses:
Production and ad valorem taxes	6,147	3,692
Depletion	24,642	16,199
General and administrative expenses	2,666	1,695
Total costs and expenses	33,455	21,586
Income from operations	45,237	40,004
Other income (expense):
Interest expense, net	(8,963)	(4,549)
Loss on derivative instruments, net	(7,942)	—
(Loss) gain on revaluation of investment	(10,120)	3,592
Other income, net	404	656
Total other expense, net	(26,621)	(301)
Income before income taxes	18,616	39,703
Provision for (benefit from) income taxes	142,466	(34,608)
Net (loss) income	(123,850)	74,311
Net income attributable to non-controlling interest	18,319	40,532
Net (loss) income attributable to Viper Energy Partners LP	$(142,169)	$33,779

Net (loss) income attributable to common limited partner units:
Basic	$(2.10)	$0.61
Diluted	$(2.10)	$0.61
Weighted average number of common limited partner units outstanding:
Basic	67,822	55,448
Diluted	67,823	55,475

See accompanying notes to consolidated financial statements.

Viper Energy Partners LP
Consolidated Statements of Unitholders' Equity
(Unaudited)

	Limited Partners				General Partner	Non-Controlling Interest
	Common		Class B		Amount	Amount
	Units	Amount	Units	Amount			Total
	(In thousands)
Balance at December 31, 2019	67,806	$929,116	90,710	$1,130	$889	$1,254,285	$2,185,420
Unit-based compensation	42	387		—	—	—	387
Distribution equivalent rights payments		(20)		—	—	—	(20)
Distributions to public		(30,194)		—	—	—	(30,194)
Distributions to Diamondback		(329)		(25)	—	(40,819)	(41,173)
Distributions to General Partner		—		—	(20)	—	(20)
Units repurchased for tax withholding	(17)	(383)		—	—	—	(383)
Net (loss) income		(142,169)		—	—	18,319	(123,850)
Balance at March 31, 2020	67,831	$756,408	90,710	$1,105	$869	$1,231,785	$1,990,167

Balance at December 31, 2018	51,654	$540,112	72,419	$990	$1,000	$694,940	$1,237,042
Net proceeds from the issuance of common units - public	10,925	340,648		—	—	—	340,648
Unit-based compensation	60	405		—	—	—	405
Distributions to public		(25,970)		—	—	—	(25,970)
Distributions to Diamondback		(392)		—	—	(36,934)	(37,326)
Distributions to General Partner		(20)		—	—	—	(20)
Change in ownership of consolidated subsidiaries, net		(71,195)		—	—	90,120	18,925
Units repurchased for tax withholding	(11)	(353)		—	—	—	(353)
Net income		33,779		—	—	40,532	74,311
Balance at March 31, 2019	62,628	$817,014	72,419	$990	$1,000	$788,658	$1,607,662

See accompanying notes to consolidated financial statements.

Viper Energy Partners LP
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(123,850)	$74,311
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for (benefit from) deferred income taxes	142,466	(34,655)
Depletion	24,642	16,199
Change in fair value of derivative instruments	7,489	—
Loss (gain) on revaluation of investment	10,120	(3,592)
Amortization of debt issuance costs	574	216
Non-cash unit-based compensation	387	405
Changes in operating assets and liabilities:
Royalty income receivable	20,129	740
Royalty income receivable—related party	10,576	(3,887)
Accounts payable and accrued liabilities	3,665	(3,289)
Accounts payable—related party	(150)	—
Income tax payable	—	47
Other current assets	63	(44)
Net cash provided by operating activities	96,111	46,451
Cash flows from investing activities:
Acquisitions of oil and natural gas interests	(64,626)	(81,923)
Net cash used in investing activities	(64,626)	(81,923)
Cash flows from financing activities:
Proceeds from borrowings under credit facility	92,000	59,500
Repayment on credit facility	(15,000)	(313,500)
Debt issuance costs	(26)	(50)
Proceeds from public offerings	—	340,860
Public offering costs	—	(212)
Units purchased for tax withholding	(383)	(353)
Distributions to General Partner	(20)	(20)
Distributions to public	(30,214)	(25,970)
Distributions to Diamondback	(41,173)	(37,326)
Net cash provided by financing activities	5,184	22,929
Net increase (decrease) in cash	36,669	(12,543)
Cash and cash equivalents at beginning of period	3,602	22,676
Cash and cash equivalents at end of period	$40,271	$10,133

Supplemental disclosure of cash flow information:
Interest paid	$1,617	$4,908

See accompanying notes to consolidated financial statements.

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements
(Unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION

Organization

Viper Energy Partners LP (the “Partnership”) is a publicly traded Delaware limited partnership, the common units of which are listed on the Nasdaq Global Select Market under the symbol “VNOM”. The Partnership was formed by Diamondback Energy, Inc. (“Diamondback”) on February 27, 2014 to, among other things, own, acquire and exploit oil and natural gas properties in North America. The Partnership is currently focused on owning and acquiring mineral interests and royalty interests in oil and natural gas properties in the Permian Basin and Eagle Ford Shale. Since May 10, 2018, the Partnership has been treated as a corporation for U.S. federal income tax purposes. Unless the context requires otherwise, references to “we,” “us,” “our” or “the Partnership” are intended to mean the business and operations of the Partnership and its consolidated subsidiary, Viper Energy Partners LLC (the “Operating Company”).

As of March 31, 2020, Viper Energy Partners GP LLC (the “General Partner”), held a 100% general partner interest in the Partnership and Diamondback had an approximate 58% limited partner interest in the Partnership. Diamondback owns and controls the General Partner.

Basis of Presentation

The accompanying consolidated financial statements and related notes thereto were prepared in conformity with GAAP. All material intercompany balances and transactions are eliminated in consolidation.

These financial statements have been prepared by the Partnership without audit, pursuant to the rules and regulations of the SEC. They reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations, although the Partnership believes the disclosures are adequate to make the information presented not misleading. This Quarterly Report on Form 10–Q should be read in conjunction with the Partnership’s most recent Annual Report on Form 10–K for the fiscal year ended December 31, 2019, which contains a summary of the Partnership’s significant accounting policies and other disclosures.

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

Making accurate estimates and assumptions are particularly difficult as the oil and gas industry experiences challenges resulting from negative pricing pressure from the effects of a decline in worldwide economic conditions. The decline in worldwide economic conditions is the result of a global COVID-19 pandemic announced in March 2020, which has reduced economic activity and resulted in a significant decline in the short term demand for oil and gas production. Companies in the oil and gas industry are beginning to change near term business plans in response to changing market conditions. The aforementioned circumstances generally increases the estimation uncertainty in our accounting estimates, particularly the accounting estimates involving financial forecasts.

The Partnership evaluates these estimates on an ongoing basis, using historical experience, consultation with experts and other methods the Partnership considers reasonable in each particular circumstance. Nevertheless, actual results may differ significantly from the Partnership’s estimates. Any effects on the Partnership’s business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. Significant items subject to such estimates and assumptions include estimates of proved oil and natural gas reserves and related present value estimates of future net cash flows therefrom, the carrying value of oil and natural gas interests, fair value estimates of commodity derivatives, and unit–based compensation.

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)

Accounts Receivable

Accounts receivable consist of receivables from oil and natural gas sales. The operators remit payment for production directly to the Partnership. Most payments for production are received within three months after the production date. Payments on new wells added organically or through acquisition can take a few months longer due to title opinion work which is required to be completed by the operator before payments are released.

The Partnership adopted Accounting Standards Update (“ASU”) 2016-13 and the subsequent applicable modifications to the rule on January 1, 2020. Accounts receivable are stated at amounts due from purchasers, net of an allowance for expected losses as estimated by the Partnership when the Partnership believes collection is doubtful. The Partnership determines its allowance by considering a number of factors, including the Partnership’s previous loss history, the debtor’s current ability to pay its obligation to the Partnership, the condition of the general economy and the industry as a whole. The Partnership writes off specific accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for expected losses. The adoption of ASU 2016-13 did not result in a material change to the Partnership’s allowance. As the adoption of ASU 2016-13 did not result in a material allowance, no cumulative-effect adjustment was made to beginning unitholders’ equity. At March 31, 2020, the Partnership recorded an allowance for doubtful accounts of $0.2 million related to royalty income receivable. The Partnership did not record an allowance for doubtful accounts at December 31, 2019.

Derivative Instruments

The Partnership is required to recognize its derivative instruments on the consolidated balance sheets as assets or liabilities at fair value with such amounts classified as current or long-term based on their anticipated settlement dates. The accounting for the changes in fair value of a derivative depends on the intended use of the derivative and resulting designation. The Partnership has not designated its derivative instruments as hedges for accounting purposes and, as a result, marks its derivative instruments to fair value and recognizes the cash and non-cash change in fair value on derivative instruments for each period in the consolidated statements of operations.

Accrued Liabilities

Accrued liabilities consist of the following:

	March 31,	December 31,
	2020	2019
	(In thousands)
Interest payable	$13,438	$6,718
Ad valorem taxes payable	2,329	5,632
Other	856	932
Total accrued liabilities	$16,623	$13,282

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
		Q1 2020	The Partnership adopted this update prospectively effective January 1, 2020. The adoption of this update did not have an impact on its financial position, results of operations or liquidity.
ASU 2019-05, “Financial Instruments-Credit Losses (Topic 326)”	This update allows a fair value option to be elected for certain financial assets, other than held-to-maturity debt securities, that were previously required to be measured at amortized cost basis.	Q1 2020	The Partnership adopted this update effective January 1, 2020. The adoption of this update did not have an impact on its financial position, results of operations or liquidity.
ASU 2020-04, “Rate Reform (Topic 848)”	This update provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference LIBOR.	Q1 2020
The Partnership adopted this update upon issuance and elected to use the optional expedient for contracts that reference LIBOR. The amendments in this update expire on December 31, 2022. The adoption of this update did not have an impact on its financial position, results of operations or liquidity.

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

Prior-period performance obligations

The Partnership records revenue in the month production is delivered. However, settlement statements for certain natural gas and natural gas liquids sales may not be received for 30 to 90 days after the date production is delivered, and as a result, the Partnership is required to estimate the amount of royalty income to be received based upon the Partnership’s interest. The Partnership records the differences between its estimates and the actual amounts received for royalties in the month that payment is received from the producer. The Partnership has existing internal controls for its revenue estimation process and related accruals, and any identified differences between its revenue estimates and actual revenue received historically have not been significant. For the three months ended March 31, 2020, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material. The Partnership believes that the pricing provisions of its oil, natural gas and natural gas liquids contracts are customary in the industry. To the extent actual volumes and prices of oil and natural gas sales are unavailable for a given reporting period because of timing or information not received from third parties, the royalties related to expected sales volumes and prices for those properties are estimated and recorded.

4.    ACQUISITIONS

2020 Activity

During the three months ended March 31, 2020, the Partnership acquired, from unrelated third-party sellers, mineral and royalty interests representing 4,948 gross (410 net royalty) acres in the Permian Basin for an aggregate purchase price of approximately $63.4 million, subject to post-closing adjustments and, as of March 31, 2020, had mineral and royalty interests representing 24,714 net royalty acres. The Partnership funded these acquisitions with cash on hand and borrowings under the Operating Company’s revolving credit facility.

2019 Activity

During the three months ended March 31, 2019, the Partnership acquired, from unrelated third-party sellers, mineral and royalty interests representing 627 net royalty acres for an aggregate purchase price of approximately $82.7 million and, as of March 31, 2019, had mineral and royalty interests representing 15,469 net royalty acres. The Partnership funded these acquisitions with cash on hand, a portion of the net proceeds from its February 2019 offering of common units and borrowings under the Operating Company’s revolving credit facility.

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)

5.    OIL AND NATURAL GAS INTERESTS

Oil and natural gas interests include the following:

	March 31,	December 31,
	2020	2019

	(in thousands)
Oil and natural gas interests:
Subject to depletion	$1,345,093	$1,316,692
Not subject to depletion	1,587,992	1,551,767
Gross oil and natural gas interests	2,933,085	2,868,459
Accumulated depletion and impairment	(351,116)	(326,474)
Oil and natural gas interests, net	2,581,969	2,541,985
Land	5,688	5,688
Property, net of accumulated depletion and impairment	$2,587,657	$2,547,673

Balance of costs not subject to depletion:
Incurred in 2020	$54,062
Incurred in 2019	827,680
Incurred in 2018	459,094
Incurred in 2017	247,156
Total not subject to depletion	$1,587,992

Costs associated with unevaluated interests are excluded from the full cost pool until a determination as to the existence of proved reserves can be made. The inclusion of the Partnership’s unevaluated costs into the amortization base is expected to be completed within five years.

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

After performing the ceiling test for the quarter ended March 31, 2020, the Partnership was not required to record an impairment. If the trailing 12-month commodity prices continue to fall as compared to the commodity prices used in prior quarters, the Partnership will have material write downs in subsequent quarters.

6.    DEBT

	March 31,	December 31,
	2020	2019
	(in thousands)
5.375 % Senior Notes due 2027	$500,000	$500,000
Revolving credit facility	173,500	96,500
Unamortized debt issuance costs	(2,380)	(2,458)
Unamortized discount costs	(7,080)	(7,268)
Total long-term debt	$664,040	$586,774

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

The Notes are senior unsecured obligations of the Partnership, initially are guaranteed on a senior unsecured basis by the Operating Company and pay interest semi-annually. Neither Diamondback nor the General Partner guarantee the Notes. In the future, each of the Partnership’s restricted subsidiaries that either (1) guarantees any of its or a guarantor’s other indebtedness or (2) is a domestic restricted subsidiary and is an obligor with respect to any indebtedness under any credit facility will be required to guarantee the Notes.

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

The Operating Company’s Revolving Credit Facility

On July 20, 2018, the Partnership, as guarantor, entered into an amended and restated credit agreement with the Operating Company, as borrower, Wells Fargo National Bank (“Wells Fargo”), as administrative agent, and the other lenders. The credit agreement, as amended to the date hereof, provides for a revolving credit facility in the maximum credit amount of $2.0 billion and a borrowing base based on the Operating Company’s oil and natural gas reserves and other factors (the ‘‘borrowing base’’) of $775.0 million, subject to scheduled semi-annual and other borrowing base redeterminations. The borrowing base is scheduled to be re-determined semi-annually with effective dates of May 1st and November 1st. In addition, the Operating Company and Wells Fargo each may request up to three interim redeterminations of the borrowing base during any 12-month period. As of March 31, 2020, the borrowing base was set at $775.0 million and the Operating Company had $173.5 million of outstanding borrowings and $601.5 million available for future borrowings under the Operating Company’s revolving credit facility. In connection with the regularly scheduled (semi-annual) spring 2020 redetermination, the administrative agent has recommended that the borrowing base be decreased to $580.0 million, which is expected to be effective mid May 2020. The decrease is subject to approval by the requisite lenders under the Operating Company’s revolving credit facility. Under the new expected borrowing base, the Operating Company would have had $406.5 million of availability for future borrowings under the revolving credit facility as of March 31, 2020.

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

As of March 31, 2020, the Operating Company was in compliance with the financial maintenance covenants under its credit agreement. The lenders may accelerate all of the indebtedness under the revolving credit facility upon the occurrence and during the continuance of any event of default. The credit agreement contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross-default, bankruptcy and change of control. With certain specified exceptions, the terms and provisions of the credit agreement generally may be amended with the consent of the lenders holding a majority of the outstanding loans or commitments to lend.

7.    RELATED PARTY TRANSACTIONS

Partnership Agreement

The second amended and restated agreement of limited partnership, dated as of May 9, 2018, as amended as of May 10, 2018 (the “Partnership Agreement”), requires the Partnership to reimburse the General Partner for all direct and indirect expenses incurred or paid on the Partnership’s behalf and all other expenses allocable to the Partnership or otherwise incurred by the General Partner in connection with operating the Partnership’s business. The Partnership Agreement does not set a limit on the amount of expenses for which the General Partner and its affiliates may be reimbursed. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for the Partnership or on the Partnership’s behalf and expenses allocated to the General Partner by its affiliates. The General Partner is entitled to determine the expenses that are allocable to the Partnership. For the three months ended March 31, 2020 and 2019, the General Partner allocated $0.9 million and $0.6 million, respectively, to the Partnership.

Tax Sharing

In connection with the closing of the IPO, the Partnership entered into a tax sharing agreement with Diamondback, dated June 23, 2014, pursuant to which the Partnership agreed to reimburse Diamondback for its share of state and local income and other taxes for which the Partnership’s results are included in a combined or consolidated tax return filed by Diamondback with respect to taxable periods including or beginning on June 23, 2014. The amount of any such reimbursement is limited to the tax the Partnership would have paid had it not been included in a combined group with Diamondback. Diamondback may use its tax attributes to cause its combined or consolidated group, of which the Partnership may be a member for this purpose, to owe less or no tax. In such a situation, the Partnership agreed to reimburse Diamondback for the tax the Partnership would have owed had the tax attributes not been available or used for the Partnership’s benefit, even though Diamondback had no cash tax expense for that period. For the three months ended March 31, 2020, the Partnership did not accrue any state income tax expense. For the three months ended March 31, 2019, the Partnership accrued state income tax expense of $47,364 for its share of Texas margin tax for which the Partnership’s results are included in a combined tax return filed by Diamondback.

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)

Lease Bonus

During the three months ended March 31, 2020, Diamondback, either directly or through its consolidated subsidiaries, paid the Partnership $0.3 million in lease bonus payments to extend the term of one lease and $1.3 million in lease bonus payments for one new lease. During the three months ended March 31, 2019, Diamondback paid the Partnership $198 in lease bonus payments to extend the term of one lease and $3,101 in lease bonus payments for two new leases.

Surface Use

Diamondback periodically pays the Partnership for surface use charges and right of way easements related to properties that Diamondback leases from the Partnership. During the three months ended March 31, 2020 and 2019, Diamondback paid the Partnership $0.1 million and less than $0.1 million, respectively.

8.    UNIT-BASED COMPENSATION

In connection with the IPO, the board of directors of the General Partner adopted the Viper Energy Partners LP Long Term Incentive Plan (“LTIP”), effective June 17, 2014, for employees, officers, consultants and directors of the General Partner and any of its affiliates, including Diamondback, who perform services for the Partnership. The LTIP provides for the grant of unit options, unit appreciation rights, restricted units, unit awards, phantom units, distribution equivalent rights, cash awards, performance awards, other unit-based awards and substitute awards. As of March 31, 2020, a total of 8,867,283 common units had been reserved for issuance pursuant to the LTIP. Common units that are cancelled, forfeited or withheld to satisfy exercise prices or tax withholding obligations will be available for delivery pursuant to other awards. The LTIP is administered by the board of directors of the General Partner or a committee thereof.

For the three months ended March 31, 2020, the Partnership incurred $0.4 million of unit–based compensation.

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

The following table presents the phantom unit activity under the LTIP for the three months ended March 31, 2020:

	Phantom Units	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2019	95,248	$26.87
Vested	(42,814)	$23.24
Unvested at March 31, 2020	52,434	$29.83

The aggregate fair value of phantom units that vested during the three months ended March 31, 2020 was $1.0 million. As of March 31, 2020, the unrecognized compensation cost related to unvested phantom units was $1.1 million. Such cost is expected to be recognized over a weighted-average period of 1.41 years.

During the three months ended March 31, 2020, the Partnership modified certain of the phantom units to include distribution equivalent rights during the vesting period. This modification effected 21 awards and resulted in no incremental compensation costs to be recognized.

9.    UNITHOLDERS’ EQUITY AND PARTNERSHIP DISTRIBUTIONS

The Partnership has general partner and limited partner units. At March 31, 2020, the Partnership had a total of 67,831,342 common units issued and outstanding and 90,709,946 Class B units issued and outstanding, of which 731,500 common units and 90,709,946 Class B units were owned by Diamondback, representing approximately 58% of the total Partnership’s units outstanding. The Operating Company units and the Partnership’s Class B units owned by Diamondback are exchangeable from time to time

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)

for the Partnership’s common units (that is, one Operating Company unit and one Partnership Class B unit, together, will be exchangeable for one Partnership common unit).

The following table summarizes changes in the number of the Partnership’s common units:

Common Units
Balance at December 31, 2019	67,805,707
Common units vested and issued under the LTIP	25,635
Balance at March 31, 2020	67,831,342

The Partnership had a total of 90,709,946 Class B units outstanding as of March 31, 2020 and December 31, 2019, respectively.

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

The following table presents information regarding cash distributions approved by the board of directors of the General Partner for the periods presented:

	Amount per Common Unit	Declaration Date	Unitholder Record Date	Payment Date
Q4 2019	$0.45	February 7, 2020	February 21, 2020	February 28, 2020

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

Amendment to LLC Agreement - Tax Allocation Placeholder

On March 30, 2020, the Partnership, as managing member of the Operating Company, entered into the First Amendment to Second Amended and Restated Limited Liability Company Agreement of the Operating Company (the “Amendment”) to extend the remaining period of special allocations to Diamondback of the Operating Company’s income and gains over losses and deductions (but before depletion) from two to four years.

10.    EARNINGS PER UNIT

The net (loss) income per common unit on the consolidated statements of operations is based on the net (loss) income of the Partnership for the three months ended March 31, 2020 and 2019, since this is the amount of net (loss) income that is attributable to the Partnership’s common units.

The Partnership’s net (loss) income is allocated wholly to the common units. Payments made to the Partnership’s unitholders are determined in relation to the cash distribution policy described in Note 9—Unitholders' Equity and Partnership Distributions.

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)

Basic net (loss) income per common unit is calculated by dividing net (loss) income by the weighted-average number of common units outstanding during the period. Diluted net (loss) income per common unit gives effect, when applicable, to unvested common units granted under the LTIP.

	Three Months Ended March 31,
	2020	2019
	(In thousands, except per unit amounts)
Net (loss) income attributable to the period	$(142,169)	$33,779
Less: net income allocated to participating securities(1)	(20)	(42)
Net (loss) income attributable to common unitholders	$(142,189)	$33,737
Weighted average common units outstanding:
Basic weighted average common units outstanding	67,822	55,448
Effect of dilutive securities:
Potential common units issuable	1	27
Diluted weighted average common units outstanding	67,823	55,475
Net (loss) income per common unit, basic	$(2.10)	$0.61
Net (loss) income per common unit, diluted	$(2.10)	$0.61

(1)	Distribution equivalent rights granted to employees are considered participating securities.

For the three months ended March 31, 2020 , there were 18,169 common units that were not included in the computation of diluted earnings per common unit and for the three months ended March 31, 2019, there were no common units that were not included in the computation of diluted earnings per common unit because their inclusion would have been anti-dilutive for the periods presented but could potentially dilute basic earnings per common unit in future periods.

11.    INCOME TAXES

The Partnership’s effective income tax rates were 765.3% and (87.2)% for the three months ended March 31, 2020 and 2019, respectively. Total income tax expense for the three months ended March 31, 2020 differed from amounts computed by applying the United States federal statutory tax rate to pre-tax income for the period primarily due to net income attributable to the non-controlling interest and the impact of recording a valuation allowance on the Partnership’s deferred tax assets. Total income tax benefit for the three months ended March 31, 2019 differed from amounts computed by applying the United States federal statutory rate to pre-tax income for the period primarily due to net income attributable to the non-controlling interest and the revision of estimated deferred taxes recognized as a result of the Partnership’s change in tax status.

For the three months ended March 31, 2020, the Partnership recorded a discrete income tax expense of approximately $142.5 million related to application of a full valuation allowance on the Partnership’s beginning-of-the-year deferred tax assets, which consist primarily of its investment in the Operating Company and federal net operating loss carryforwards. A valuation allowance was also applied against the year-to-date tax benefit resulting from the Partnership’s projected pretax loss for the year. The determination to record a valuation allowance was based on its assessment of all available evidence, both positive and negative, supporting realizability of the Partnership’s deferred tax assets, as required by applicable financial accounting standards.  In light of those criteria for recognizing the tax benefit of deferred tax assets, the Partnership’s assessment resulted in recording a full valuation allowance against its deferred tax assets as of March 31, 2020.

For the three months ended March 31, 2019, the Partnership recorded a discrete income tax benefit of approximately $35.2 million related to the revision of estimated deferred taxes on the Partnership’s investment in the Operating Company arising from the change in the Partnership’s federal tax status. Under federal income tax provisions applicable to the Partnership’s change in tax status, the Partnership’s basis for federal income tax purposes in its interest in the Operating Company consisted primarily of the sum of the Partnership’s unitholders’ tax basis in their interests in the Partnership on the date of the tax status change. The Partnership prepared its best estimate of the resultant tax basis in the Operating Company for purposes of the Partnership’s income tax provision for the period of the change, but information necessary for the partnership to finalize its determination was not available until unitholders’ tax basis information was fully reported and the Partnership finalized its federal income tax computations for 2018. Based on information available as of March 31, 2019, the Partnership revised its estimate of the difference between its

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)

tax basis and its basis for financial accounting purposes in the Operating Company on the date of the tax status change, resulting in deferred income tax benefit of $35.2 million included in the Partnership’s income tax provision for the three months ended March 31, 2019.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020. This legislation included a number of provisions applicable to U.S. income taxes for corporations, including providing for carryback of certain net operating losses, accelerated refund of minimum tax credits, and modifications to the rules limiting the deductibility of business interest expense. The Partnership has considered the impact of this legislation in the period of enactment and concluded there was not a material impact to the Partnership’s current or deferred income tax balances.

12.    DERIVATIVES

All derivative financial instruments are recorded at fair value. The Partnership has not designated its derivative instruments as hedges for accounting purposes and, as a result, marks its derivative instruments to fair value and recognizes the cash and non-cash changes in fair value in the combined consolidated statements of operations under the caption “Loss on derivative instruments, net.”

Commodity Contracts

The Partnership uses fixed price swap contracts, fixed price basis swap contracts and costless collars with corresponding put and call options to reduce price volatility associated with certain of its royalty income. With respect to the Partnership’s fixed price swap contracts and fixed price basis swap contracts, the counterparty is required to make a payment to the Partnership if the settlement price for any settlement period is less than the swap or basis price, and the Partnership is required to make a payment to the counterparty if the settlement price for any settlement period is greater than the swap or basis price. The Partnership has fixed price basis swaps for the spread between the Cushing crude oil price and the Midland crude oil price as well as the spread between the Henry Hub natural gas price and the Waha Hub natural gas price.

Under the Partnership’s costless collar contracts, each collar has an established floor price and ceiling price. When the settlement price is below the floor price, the counterparty is required to make a payment to the Partnership and when the settlement price is above the ceiling price, the Partnership is required to make a payment to the counterparty. When the settlement price is between the floor and the ceiling, there is no payment required.

The Partnership’s derivative contracts are based upon reported settlement prices on commodity exchanges, with crude oil derivative settlements based on New York Mercantile Exchange West Texas Intermediate pricing (Cushing and Midland-Cushing) and with natural gas derivative settlements based on the New York Mercantile Exchange Henry Hub and Waha Hub pricing.

By using derivative instruments to economically hedge exposure to changes in commodity prices, the Partnership exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Partnership, which creates credit risk. The Partnership’s counterparties are participants in the secured second amended and restated credit agreement, which is secured by substantially all of the assets of the guarantor subsidiaries; therefore, the Partnership is not required to post any collateral. The Partnership does not require collateral from its counterparties. The Partnership has entered into derivative instruments only with counterparties that are also lenders in our credit facility and have been deemed an acceptable credit risk.

As of March 31, 2020, the Partnership had the following outstanding derivative contracts. When aggregating multiple contracts, the weighted average contract price is disclosed.

	2020
Swaps	Volume (Bbls/MMBtu)	Fixed Price Swap (per Bbl/MMBtu)
Oil Swaps - WTI Cushing	275,000	$27.45
Oil Basis Swaps - WTI (Midland-Cushing)	1,100,000	$(2.60)
Natural Gas Basis Swaps - Waha Hub	6,875,000	$(2.07)

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)

Collars - WTI (Cushing)	2020	2021
Volume (Bbls)	3,850,000	3,650,000
Floor price (per Bbl)	$28.86	$30.00
Ceiling price (per Bbl)	$32.33	$43.05

Balance sheet offsetting of derivative assets and liabilities

The fair value of swaps is generally determined using established index prices and other sources which are based upon, among other things, futures prices and time to maturity. These fair values are recorded by netting asset and liability positions that are with the same counterparty and are subject to contractual terms which provide for net settlement.

The following tables present the gross amounts of recognized derivative assets and liabilities, the amounts offset under master netting arrangements with counterparties and the resulting net amounts presented in the Partnership’s consolidated balance sheets as of March 31, 2020 and December 31, 2019.

	March 31, 2020	December 31, 2019
	(in thousands)
Gross amounts of assets presented in the Consolidated Balance Sheet	$25,105	$—
Amounts netted in the Consolidated Balance Sheet	(24,267)	—
Net amounts of assets presented in the Consolidated Balance Sheet	$838	$—

Gross amounts of liabilities presented in the Consolidated Balance Sheet	$32,594	$—
Amounts netted in the Consolidated Balance Sheet	(24,267)	—
Net amounts of liabilities presented in the Consolidated Balance Sheet	$8,327	$—

The net amounts are classified as current or noncurrent based on their anticipated settlement dates. The net fair value of the Partnership’s derivative assets and liabilities and their locations on the consolidated balance sheet are as follows:

	March 31, 2020	December 31, 2019
	(in thousands)
Current assets: derivative instruments	$776	$—
Noncurrent assets: derivative instruments	62	—
Total assets	$838	$—
Current liabilities: derivative instruments	$7,362	$—
Noncurrent liabilities: derivative instruments	965	—
Total liabilities	$8,327	$—

None of the Partnership’s derivatives have been designated as hedges. As such, all changes in fair value are immediately recognized in earnings. The following table summarizes the gains and losses on derivative instruments included in the consolidated statements of operations:

	Three Months Ended March 31,
	2020	2019
	(in thousands)

Change in fair value of open non-hedge derivative instruments	$(7,489)	$—
Loss on settlement of non-hedge derivative instruments	(453)	—
Loss on derivative instruments	$(7,942)	$—

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)

13.    FAIR VALUE MEASUREMENTS

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Certain assets and liabilities are reported at fair value on a recurring basis, including the Partnership’s derivative instruments and cost method investment. The investment is a Level 1 classification in the fair value hierarchy. The fair values of the Partnership’s fixed price swaps, fixed price basis swaps and costless collars are measured internally using established commodity futures price strips for the underlying commodity provided by a reputable third party, the contracted notional volumes, and time to maturity. These valuations are Level 2 inputs.

The following table provides fair value measurement information for financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019:

	March 31, 2020			December 31, 2019
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Investment	$9,237	$—	$—	$19,357	$—	$—
Derivative Instruments	—	838	—	—	—	—
Liabilities:
Derivative Instruments	$—	$8,327	$—	$—	$—	$—

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The following table provides the fair value of financial instruments that are not recorded at fair value in the consolidated balance sheets:

	March 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Debt:
Revolving credit facility	$173,500	$173,500	$96,500	$96,500
5.375% Senior Notes due 2027(1)	$490,540	$420,150	$490,274	$521,100
(1) The carrying value includes associated deferred loan costs and any discount.

The fair value of the Operating Company’s revolving credit facility approximates the carrying value based on borrowing rates available to the Partnership for bank loans with similar terms and maturities and is classified as Level 2 in the fair value hierarchy. The fair value of the Senior Notes was determined using the March 31, 2020 quoted market price, a Level 1 classification in the fair value hierarchy.

14.    COMMITMENTS AND CONTINGENCIES

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

15.    SUBSEQUENT EVENTS

Cash Distribution

On April 30, 2020, the board of directors of the General Partner approved a cash distribution for the first quarter of 2020 of $0.10 per common unit, payable on May 21, 2020, to eligible unitholders of record at the close of business on May 14, 2020. This distribution represents 25% of total cash available for distribution with the remaining cash flow expected to be retained to strengthen the Partnership’s balance sheet. The board of directors of the General Partner intends to review this distribution policy quarterly.

The Partnership’s Credit Facility

In connection with the Partnership’s regularly scheduled (semi-annual) spring 2020 redetermination, the administrative agent has recommended that the Partnership’s borrowing base be decreased to $580.0 million, which is expected to be effective mid May 2020. The decrease is subject to approval by the requisite lenders under the Operating Company’s revolving credit facility. Under the new expected borrowing base, the Operating Company would have $406.5 million of availability for future borrowings under the revolving credit facility as of March 31, 2020.

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)

Current Commodity Environment

Oil prices dropped sharply in early March 2020 and then continued to decline reaching levels below zero dollars per barrel. This was a result of multiple factors affecting supply and demand in global oil and natural gas markets, including the announcement of price reductions and production increases by OPEC members and other oil exporting nations and the ongoing COVID-19 pandemic. Oil and natural gas prices are expected to continue to be volatile as a result of changes in oil and natural gas production, inventories and demand, as well as national and international performance. The Partnership cannot predict when prices will improve and stabilize.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and notes thereto presented in this report as well as our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs, and expected performance. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors. See “Part II. Item 1A. Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements.”

Overview

We are a publicly traded Delaware limited partnership formed by Diamondback on February 27, 2014 to, among other things, own, acquire and exploit oil and natural gas properties in North America. We are currently focused on owning and acquiring mineral interests and royalty interests in oil and natural gas properties in the Permian Basin and the Eagle Ford Shale. We operate in one reportable segment. Since May 10, 2018, we have been treated as a corporation for U.S. federal income tax purposes.

As of March 31, 2020, our general partner had a 100% general partner interest in us, and Diamondback owned 731,500 common units and all of our 90,709,946 outstanding Class B units, representing approximately 58% of our total units outstanding. Diamondback also owns and controls our general partner.

Recent Developments

COVID-19 and Recent Collapse in Commodity Prices

On March 11, 2020, the World Health Organization characterized the global outbreak of the novel strain of coronavirus, COVID-19, as a “pandemic.” To limit the spread of COVID-19, governments have taken various actions including the issuance of stay-at-home orders and social distancing guidelines, causing some businesses to suspend operations and a reduction in demand for many products from direct or ultimate customers. Such actions have resulted in a swift and unprecedented reduction in international and U.S. economic activity which, in turn, has adversely affected the demand for oil and natural gas and caused significant volatility and disruption of the financial markets.

In early March 2020, oil prices dropped sharply, and then continued to decline reaching levels below zero dollars per barrel. This was a result of multiple factors affecting the supply and demand in global oil and natural gas markets, including the announcement of price reductions and production increases by OPEC members and other exporting nations and the ongoing COVID-19 pandemic. The commodity prices are expected to continue to be volatile as a result of changes in oil and natural gas production, inventories and demand, as well as national and international economic performance. We cannot predict when prices will improve and stabilize.

As a result of the reduction in crude oil demand caused by factors discussed above, Diamondback and other operators on properties in which we have mineral and royalty interests lowered their 2020 capital budgets and production guidance, curtailed near term production and reduced their rig count, all of which may be subject to further reductions or curtailments if the commodity markets and macroeconomic conditions do not improve. These actions have had and are expected to continue to have an adverse effect on our business, financial results and cash flows.

Although after performing the ceiling test for the quarter ended March 31, 2020, we were not required to record an impairment on our proved oil and natural gas interests, if the commodity prices continue to fall, we will be required to record impairments in future periods and such impairments may be material. In addition, the administrative agent under the Operating Company’s revolving credit facility has recommended that our borrowing base be decreased to $580.0 million, which is expected to be effective mid May 2020. The decrease is subject to approval by the requisite lenders. Under the new expected borrowing base, the Operating Company would have had $406.5 million of availability for future borrowings under the revolving credit facility as of March 31, 2020. If commodity prices continue at current levels or decrease further, our production, proved reserves and cash flows will be adversely impacted. Our business may be further adversely impacted by any government rule, regulation or order that may impose production limits in the Permian Basin or Eagle Ford Shale, as well as pipeline capacity and storage constraints.

Acquisitions Update

During the first quarter of 2020, we acquired mineral and royalty interests, from unrelated third-party sellers’, representing 4,948 gross (410 net royalty) acres in the Permian Basin for an aggregate purchase price of approximately $63.4 million, subject to post-closing adjustments and, as of March 31, 2020, had mineral and royalty interests representing 24,714 net royalty acres. We funded these acquisitions with cash on hand and borrowings under the Operating Company’s revolving credit facility.

Cash Distribution Policy Update

On April 30, 2020, the board of directors of our general partner declared a cash distribution for the three months ended March 31, 2020 of $0.10 per common unit. The distribution is payable on May 21, 2020 to eligible common unitholders of record at the close of business on May 14, 2020. This distribution represents 25% of total cash available for distribution with the remaining cash flow expected to be retained to strengthen our balance sheet. The board of directors of our general partner intends to review this distribution policy quarterly.

Production and Operational Update

Our average daily production during the first quarter of 2020 was 27,575 BOE/d (63% oil), a 6% increase from the average daily oil production during the first quarter of 2019. Our operators received an average of $45.49 per Bbl of oil, $8.94 per Bbl of natural gas liquids and $0.13 per Mcf of natural gas, for an average realized price of $30.62 per BOE. The average realized price of $0.13 per Mcf of natural gas was primarily due to the pricing terms under our operators’ natural gas delivery contracts, which are generally tied to NYMEX price quoted at Henry Hub. Actual volumetric prices realized from the sale of natural gas, however, differ from the quoted NYMEX price as a result of quality and location differentials. During the first quarter of 2020, natural gas sold at the WAHA Hub in Pecos County, Texas averaged a differential of $(1.60) relative to the NYMEX price quoted at Henry Hub. Our operators may have varying terms under which they sell their natural gas, but we are mostly impacted by location differences resulting from supply and demand imbalances and limited takeaway capacity within the Permian Basin.

During the first quarter of 2020, we estimate that 192 gross (4.6 net 100% royalty interest) horizontal wells, in which we have an average royalty interest of 2.4% were turned to production on our existing acreage position with an average lateral length of 9,306 feet. Of these 192 gross wells, Diamondback is the operator of 78, in which we have an average royalty interest of 3.8%, and the remaining 114 gross wells, in which have an average royalty interest of 1.4%, are operated by third parties. Additionally, during the first quarter of 2020, we acquired 410 net royalty acres for an aggregate purchase price of approximately $63.4 million, which added a further 92 gross (0.6 net 100% royalty interest) producing horizontal wells with an average royalty interest of 0.6%. In total, as of March 31, 2020, we had 2,454 vertical wells and 4,309 horizontal wells producing on our acreage with a combined average net royalty interest of 3.7%.

Despite the dramatic decline in oil prices, there continues to be active development across our asset base and we currently expect our full year 2020 acreage daily production to be between 22,500 to 27,000 Boe/d. Given the recent extreme weakness in commodity prices and forward pricing uncertainty, our current 2020 production guidance does not account for the potential effect of further production curtailments. Near-term activity is expected to be driven primarily by Diamondback’s operations. To that end, there are 77 gross horizontal wells operated by Diamondback currently in the process of development on our royalty acreage, in which we expect to own an average 6.6% net royalty interest (5.1 net 100% royalty interest wells). These wells currently in the process of active development include various wells being drilled by the 12 active Diamondback rigs which were on our acreage as of April 22, 2020, in addition to other wells currently waiting to be completed, actively in the process of being completed or waiting to be turned to production. Additionally, based on Diamondback’s current completion schedule, we have line-of-sight to a further 50 gross (4.1 net 100% royalty interest) wells for which the process of active development has not yet begun, but for which we have visibility to the potential of future development in coming quarters. There is currently less visibility into third party operators’ anticipated activity levels and well completion cadence given the current commodity price environment. Existing permits or active development of our royalty acreage does not ensure that those wells will be turned to production given the current depressed oil prices and tight physical markets. Notwithstanding the foregoing, third parties continue to operate on our asset base. There are 492 gross horizontal wells operated by third parties in the process of active development, in which we expect to own an average 0.9% net royalty interest (4.4 net 100% royalty interest wells). Additionally, there are 379 gross (4.2 net 100% royalty interest) wells operated by third parties that have been permitted but not yet begun the process of active development. In total, as of April 22, 2020, between Diamondback and third party operators, there were 569 (9.5 net 100% royalty interest) wells currently in the process of active development, including 37 active rigs, and a further 429 gross (8.2 net 100% royalty interest) line-of-sight wells which have not yet begun the process of active development. The acquisitions that we closed during the first quarter of 2020 contributed 39 gross (0.2 net 100% royalty interest) horizontal wells in the process of active development out of the total 569 currently in our portfolio. Further, these recent acquisitions also contributed 18 gross (0.1 net 100% royalty interest) permits out of the total 429 total gross line-of-sight wells for which the process of active development has not yet begun.

Results of Operations

The following table summarizes our revenue and expenses and production data for the periods indicated:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Operating Results:
Operating income:
Royalty income	$76,829	$60,428
Lease bonus income	1,622	1,160
Other operating income	241	2
Total operating income	78,692	61,590
Costs and expenses:
Production and ad valorem taxes	6,147	3,692
Depletion	24,642	16,199
General and administrative expenses	2,666	1,695
Total costs and expenses	33,455	21,586
Income from operations	45,237	40,004
Other income (expense):
Interest expense, net	(8,963)	(4,549)
Loss on derivative instruments, net	(7,942)	—
(Loss) gain on revaluation of investment	(10,120)	3,592
Other income, net	404	656
Total other expense, net	(26,621)	(301)
Income before income taxes	18,616	39,703
Provision for (benefit from) income taxes	142,466	(34,608)
Net (loss) income	(123,850)	74,311
Net income attributable to non-controlling interest	18,319	40,532
Net (loss) income attributable to Viper Energy Partners LP	$(142,169)	$33,779

	Three Months Ended March 31,
	2020	2019

Production Data:
Oil (MBbls)	1,587	1,147
Natural gas (MMcf)	2,658	1,872
Natural gas liquids (MBbls)	479	254
Combined volumes (MBOE)	2,509	1,714

Average daily oil volumes (BO/d)	17,441	12,750
Average daily combined volumes (BOE/d)	27,575	19,042

Average sales prices:
Oil ($/Bbl)	$45.49	$45.31
Natural gas ($/Mcf)(1)	$0.13	$2.05
Natural gas liquids ($/Bbl)	$8.94	$18.09
Combined ($/BOE)	$30.62	$35.26

Oil, hedged ($/Bbl)(2)	$45.49	$45.31
Natural gas, hedged ($/MMbtu)(2)	$(0.04)	$2.05
Natural gas liquids ($/Bbl)(2)	$8.94	$18.09
Combined price, hedged ($/BOE)(2)	$30.44	$35.26

Average Costs ($/BOE):
Production and ad valorem taxes	$2.45	$2.15
General and administrative - cash component	0.91	0.75
Total operating expense - cash	$3.36	$2.90

General and administrative - non-cash component	$0.15	$0.24
Interest expense, net	$3.57	$2.65
Depletion	$9.82	$9.45

(1)
The average realized price of $0.13 per Mcf of natural gas was primarily due to the pricing terms under our operators’ natural gas delivery contracts, which are generally tied to NYMEX price quoted at Henry Hub. Actual volumetric prices realized from the sale of natural gas, however, differ from the quoted NYMEX price as a result of quality and location differentials. During the first quarter of 2020, natural gas sold at the WAHA Hub in Pecos County, Texas averaged a differential of $(1.60) relative to the NYMEX price quoted at Henry Hub. Our operators may have varying terms under which they sell their natural gas, but we are mostly impacted by location differences resulting from supply and demand imbalances and limited takeaway capacity within the Permian Basin.

(2)
Hedged prices reflect the effect of our commodity derivative transactions on our average sales prices. Our calculation of such effects includes gains and losses on cash settlements for commodity derivatives, which we do not designate for hedge accounting. We did not have any derivative contracts prior to February of 2020.

Comparison of the Three Months Ended March 31, 2020 and 2019

Royalty Income

Our royalty income for the three months ended March 31, 2020 and 2019 was $76.8 million and $60.4 million, respectively. Our royalty income is a function of oil, natural gas liquids and natural gas production volumes sold and average prices received for those volumes.

The decrease in average prices received during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 was partially offset by a 46% increase in combined volumes sold by our operators as compared to the three months ended March 31, 2019.

	Change in prices	Production volumes(1)	Total net dollar effect of change
			(in thousands)
Effect of changes in price:
Oil	$0.19	1,587	$294
Natural gas	$(1.92)	2,658	(5,109)
Natural gas liquids	$(9.15)	479	(4,383)
Total income due to change in price			$(9,198)

	Change in production volumes(1)	Prior period average prices	Total net dollar effect of change
			(in thousands)
Effect of changes in production volumes:
Oil	440	$45.31	$19,919
Natural gas	787	$2.05	1,614
Natural gas liquids	225	$18.09	4,066
Total income due to change in production volumes			25,599
Total change in income			$16,401

(1)	Production volumes are presented in MBbls for oil and natural gas liquids and MMcf for natural gas.

Lease Bonus Income

Lease bonus income increased by $0.5 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. During the three months ended March 31, 2020, we received $0.3 million in lease bonus payments to extend the term of one lease and $1.3 million for two new leases. During the three months ended March 31, 2019, we received $44,688 in lease bonus payments to extend the term of five leases and $1.1 million for six new leases.

Production and Ad Valorem Taxes

Production taxes per unit of production for the three months ended March 31, 2020 and 2019 were $1.43 and $1.75, respectively. The decrease in production taxes per unit of production during the three months ended March 31, 2020 was primarily due to a higher percentage increase in production volumes as compared to production taxes. Ad valorem taxes per unit of production for the three months ended March 31, 2020 and 2019 were $1.02 and $0.40, respectively. The increase in ad valorem taxes per unit of production during the three months ended March 31, 2020 was primarily due to an increase in production volumes from wells drilled and acquired in 2019, along with an increase in the valuation of oil and natural gas interests year over year.

	Three Months Ended March 31,
	2020		2019
	Amount (in thousands)	Per BOE	Amount (in thousands)	Per BOE
Production taxes	$3,575	$1.43	$3,008	$1.75
Ad valorem taxes	2,572	1.02	684	0.40
Total production and ad valorem taxes	$6,147	$2.45	$3,692	$2.15

Depletion

Depletion expense increased by $8.4 million to $24.6 million for the three months ended March 31, 2020 from $16.2 million for the three months ended March 31, 2019. The increase resulted primarily from higher production levels and an increase in net book value on new reserves added.

General and Administrative Expenses

The general and administrative expenses primarily reflect costs associated with us being a publicly traded limited partnership, unit-based compensation and the amounts reimbursed to our general partner under our partnership agreement. For the three months ended March 31, 2020 and 2019, we incurred general and administrative expenses of $2.7 million and $1.7 million, respectively. The increase of $1.0 million during the three months ended March 31, 2020 was due to an increase in expenses allocated from the General Partner under the Partnership Agreement, an increase in software expenses, bad debt expense and additional professional service fees attributable to acquisitions.

Net Interest Expense

Net interest expense for the three months ended March 31, 2020 and 2019 was $9.0 million and $4.5 million, respectively. The increase of $4.4 million in net interest expense for three months ended March 31, 2020 as compared to 2019 was due to increased borrowings and our senior notes issued in October 2019.

Derivatives

We recorded a loss on derivatives for the three months ended March 31, 2020 of $7.9 million. We had no derivatives during the three months ended March 31, 2019. We are required to recognize all derivative instruments on our balance sheet as either assets or liabilities measured at fair value. We have not designated our derivative instruments as hedges for accounting purposes. As a result, we mark our derivative instruments to fair value and recognize the cash and non-cash changes in fair value on derivative instruments in our consolidated statements of operations under the line item captioned “Loss on derivative instruments, net.”

Provision for (Benefit from) Income Taxes

We recorded income tax expense of $142.5 million and income tax benefit of $34.6 million for the three months ended March 31, 2020 and 2019, respectively. The change in our income tax provision was primarily due to the application of a valuation allowance on the our deferred tax assets during the three months ended March 31, 2020, and the revision during the three months ended March 31, 2019 of estimated deferred taxes recognized as a result of our change in federal income tax status. Total income tax provision for the three months ended March 31, 2020 differed from amounts computed by applying the federal statutory tax rate to pre-tax income for the period primarily due to impact of recording a valuation allowance on our deferred tax assets and net income attributable to the non-controlling interest.

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

We define Adjusted EBITDA as net income (loss) plus interest expense, net, non-cash unit-based compensation expense, depletion expense, (loss) gain on revaluation of investment, non-cash loss (gain) on derivative instruments and provision for (benefit from) income taxes. Adjusted EBITDA is not a measure of net (loss) income as determined by GAAP. We exclude the items listed above from net (loss) income in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as historic costs of depreciable assets, none of which are components of Adjusted EBITDA.

Adjusted EBITDA should not be considered an alternative to, or more meaningful than, net income, royalty income, cash flow from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Our computations of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies.

The following table presents a reconciliation of Adjusted EBITDA to net income (loss), our most directly comparable GAAP financial measure for the periods indicated:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Net (loss) income	$(123,850)	$74,311
Interest expense, net	8,963	4,549
Non-cash unit-based compensation expense	387	405
Depletion	24,642	16,199
(Loss) gain on revaluation of investment	10,120	(3,592)
Non-cash loss on derivative instruments, net	7,489	—
Provision for (benefit from) income taxes	142,466	(34,608)
Consolidated Adjusted EBITDA	70,217	57,264
EBITDA attributable to non-controlling interest	(40,175)	(30,708)
Adjusted EBITDA attributable to Viper Energy Partners LP	$30,042	$26,556

Non-GAAP Financial Measures

Gross oil, natural gas, and natural gas liquids sales and net sales prices

Revenues and gathering and transportation expenses related to production are reported net in our financial statements under GAAP. This impacts the comparability of certain operating metrics, such as per-unit sales prices, as those metrics are prepared in accordance with GAAP using the net presentation for some revenues and the gross presentation for other metrics. In order to provide metrics consistent with management’s assessment of our operating results, we have presented both net (GAAP) and gross (non-GAAP) oil, natural gas, and natural gas liquid sales and the gross sales price. The gross sales price (non-GAAP), is calculated by using the net oil, natural gas, and natural liquid gas net revenues plus gathering and transportation expenses divided by the sales volumes. We believe presenting our gross revenues and sales prices allows for a useful comparison of net and gross sales prices for prior periods.

The following table presents a reconciliation of net oil, natural gas and natural gas liquids sales (GAAP) to gross oil, natural gas and natural gas liquids sales (non-GAAP) for the periods indicated:

	Three Months Ended March 31, 2020				Three Months Ended March 31, 2019
(in thousands)	Oil	Natural gas	Natural gas liquids	Total	Oil	Natural gas	Natural gas liquids	Total
Net oil, natural gas and natural gas liquids sales (GAAP)	$72,200	$344	$4,285	$76,829	$51,987	$3,839	$4,602	$60,428
Plus: Gathering and transportation expenses	287	414	380	1,081	234	305	249	788
Gross oil, natural gas and natural gas liquids sales (non-GAAP)	$72,487	$758	$4,665	$77,910	$52,221	$4,144	$4,851	$61,216
Sales volumes (MBbl/MMcf/MBbl/MBOE)	1,587	2,658	479	2,509	1,147	1,872	254	1,714
Gross sales price (non-GAAP)	$45.67	$0.29	$9.74	$31.05	$45.51	$2.21	$19.07	$35.72

Liquidity and Capital Resources

Overview

Our primary sources of liquidity have been cash flows from operations, proceeds from equity offerings and borrowings under our credit agreement, and our primary uses of cash have been, and are expected to continue to be, distributions to our unitholders and replacement and growth capital expenditures, including the acquisition of mineral interests and royalty interests in oil and natural gas properties. We intend to finance potential future acquisitions through a combination of cash on hand, borrowings under our credit agreement, issuance of common units to the sellers and, subject to market conditions and other factors, proceeds from one or more capital market transactions, which may include debt or equity offerings. Our ability to generate cash is subject to several factors, some of which are beyond our control, including commodity prices and general economic, financial, competitive, legislative, regulatory and other factors, including weather. Continued prolonged volatility in the capital, financial and/or credit markets due to the COVID-19 pandemic, the depressed commodity markets and/or adverse macroeconomic conditions, may limit our access to, or increase our cost of, capital or make capital unavailable on terms acceptable to us or at all.

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

Cash distributions are made to the common unitholders of record on the applicable record date, generally within 60 days after the end of each quarter. Available cash for us and the Operating Company for each quarter is determined by the board of directors of our general partner following the end of such quarter. Available cash for the Operating Company for each quarter will generally equal its Adjusted EBITDA reduced for cash needed for debt service and other contractual obligations and fixed charges and reserves for future operating or capital needs that the board of directors of our general partner deems necessary or appropriate, if any, and our available cash will generally equal our Adjusted EBITDA (which will be our proportionate share of the available cash distributed to us by the Operating Company), less, as a result of the our election to be treated as a corporation for U.S. federal income tax purposes effective, May 10, 2018, cash needed for the payment of income taxes payable by us, if any.

On April 30, 2020, the board of directors of our general partner approved a cash distribution for the first quarter of 2020 of $0.10 per common unit, payable on May 21, 2020, to eligible unitholders of record at the close of business on May 14, 2020.

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

Cash Flows

The following table presents our cash flows for the period indicated:

	Three Months Ended March 31,
	2020	2019

	(in thousands)
Cash Flow Data:
Net cash provided by operating activities	$96,111	$46,451
Net cash used in investing activities	(64,626)	(81,923)
Net cash provided by financing activities	5,184	22,929
Net increase (decrease) in cash	$36,669	$(12,543)

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

Investing Activities

Net cash used in investing activities was $64.6 million and $81.9 million during the three months ended March 31, 2020 and 2019, respectively, and related to acquisitions of oil and natural gas interests and land.

Financing Activities

Net cash provided by financing activities was $5.2 million during the three months ended March 31, 2020, primarily related to net borrowing activity under the Operating Company’s revolving credit facility of $77.0 million and partially offset by distributions of $71.4 million to our unitholders during the period. Net cash provided by financing activities was $22.9 million during the three months ended March 31, 2019, primarily related to net proceeds from our public offering of common units of $340.6 million, partially offset by net repayments on borrowings of $254.0 million under the revolving credit facility and distributions of $63.3 million to our unitholders during that period.

The Operating Company’s Revolving Credit Facility

On July 20, 2018, we, as guarantor, entered into an amended and restated credit agreement with the Operating Company, as borrower, Wells Fargo, as administrative agent, and the other lenders. The credit agreement, as amended to the date hereof, provides for a revolving credit facility in the maximum credit amount of $2.0 billion and a borrowing base based on our oil and natural gas reserves and other factors of $725.0 million, subject to scheduled semi-annual and other borrowing base redeterminations. The borrowing base is scheduled to be re-determined semi-annually with effective dates of May 1st and November 1st. In addition, the Operating Company and Wells Fargo each may request up to three interim redeterminations of the borrowing base during any 12-month period. As of March 31, 2020, the borrowing base was set at $775.0 million and the Operating Company had $173.5 million of outstanding borrowings and $601.5 million available for future borrowings under the Operating Company’s revolving credit facility. In connection with our regularly scheduled (semi-annual) spring 2020 redetermination, our administrative agent has recommended that our borrowing base be decreased to $580.0 million, which is expected to be effective mid May 2020. The decrease is subject to approval by the requisite lenders under the Operating Company’s revolving credit facility. Under the new expected borrowing base, the Operating Company would have had $406.5 million of availability for future borrowings under the revolving credit facility as of March 31, 2020.

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

As of March 31, 2020, the Operating Company was in compliance with the financial maintenance covenants under its credit agreement. The lenders may accelerate all of the indebtedness under the Operating Company’s revolving credit facility upon the occurrence and during the continuance of any event of default. The credit agreement contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross-default, bankruptcy and change of control. With certain specified exceptions, the terms and provisions of our credit agreement generally may be amended with the consent of the lenders holding a majority of the outstanding loans or commitments to lend.

Notes Offering

On October 16, 2019, we issued our 5.375% Senior Notes due 2027 in the aggregate principal amount of $500.0 million (which we refer to as the Notes) in a notes offering (which we refer to as the Notes Offering) under an indenture, dated as of October 16, 2019, among the Partnership, as issuer, the Operating Company, as guarantor and Wells Fargo Bank, National Association, as trustee, which we refer to as the Indenture. We received net proceeds of approximately $490.0 million from the Notes Offering. We loaned the gross proceeds of the Notes Offering to the Operating Company. The Operating Company used the proceeds from the Notes Offering to repay then outstanding borrowings under its revolving credit facility. Interest on the Notes accrues at a rate of 5.375% per annum on the outstanding principal amount thereof from October 16, 2019, payable semi-annually on May 1 and November 1 of each year, commencing on May 1, 2020. The Notes will mature on November 1, 2027.

The Operating Company guaranteed the Notes pursuant to the Indenture. Neither Diamondback nor the General Partner guarantees the Notes. The Indenture contains restrictive certain covenants that, subject to certain exceptions and qualifications, among other things, limit our ability and the ability of its restricted subsidiaries to incur or guarantee additional indebtedness or issue certain redeemable or preferred equity, make certain investments, declare or pay dividends or make distributions on equity interests or redeem, repurchase or retire equity interests or subordinated indebtedness, transfer or sell assets including equity of restricted subsidiaries, agree to payment restrictions affecting our restricted subsidiaries, consolidate, merge, sell or otherwise dispose of all or substantially all of our assets, enter into transactions with affiliates, incur liens and designate certain of our subsidiaries as unrestricted subsidiaries. Certain of these covenants are subject to termination upon the occurrence of certain events. We may use cash on hand to repurchase a portion of the Notes in privately negotiated transactions, open market purchases or otherwise, but we are under no obligation to do so.

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

Contractual Obligations

There were no material changes in our contractual obligations and other commitments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Critical Accounting Policies

There have been no changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Commodity Price Risk

Our major market risk exposure is in the pricing applicable to the oil and natural gas production of our operators. Realized prices are driven primarily by the prevailing worldwide price for crude oil and prices for natural gas in the United States. Both crude oil and natural gas realized prices are also impacted by the quality of the product, supply and demand balances in local physical markets and the availability of transportation to demand centers. Pricing for oil and natural gas production has been historically volatile and unpredictable and the prices that our operators receive for production depend on many factors outside of our or their control. Oil, natural gas liquids and natural gas prices have historically been volatile. Further, oil prices dropped sharply in early March 2020 and then continued to decline reaching levels below zero dollars per barrel. This was as a result of multiple factors affecting supply and demand in the global oil and gas markets, including the announcement of price reductions and production increases by OPEC members and other oil exporting nations and the ongoing COVID-19 pandemic. Oil and natural gas prices are expected to continue to be volatile as a result of changes in oil and natural gas production, inventories and demand, as well as national and international performance. We cannot predict when prices will improve and stabilize.

We use fixed price swap contracts, fixed price basis swap contracts and costless collars with corresponding put and call options to reduce price volatility associated with certain of its royalty income. With respect to our fixed price swap contracts and fixed price basis swap contracts, the counterparty is required to make a payment to us if the settlement price for any settlement period is less than the swap or basis price, and we are required to make a payment to the counterparty if the settlement price for any settlement period is greater than the swap or basis price. We have fixed price basis swaps for the spread between the Henry Hub natural gas price and the Waha Hub natural gas price.

At March 31, 2020, we had a net liability derivative position related to our commodity price derivatives of $7.5 million, related to our price swap, price basis swap derivatives and costless collars. We did not have any derivative contracts prior to February 2020. Utilizing actual derivative contractual volumes under our fixed price swaps as of March 31, 2020, a 10% increase in forward curves associated with the underlying commodity would have increased the net liability position to $13.3 million, an increase of $5.8 million, while a 10% decrease in forward curves associated with the underlying commodity would have decreased the net liability derivative position to $1.7 million, an decrease of $5.8 million. However, any cash derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument.

Credit Risk

We are subject to risk resulting from the concentration of royalty income in producing oil and natural gas interests and receivables with several significant purchasers and producers. For the three months ended March 31, 2020, three purchasers each accounted for more than 10% of our royalty income: Trafigura Trading LLC (28%), Vitol Midstream Pipeline LLC (16%) and Shell Trading (US) Company (16%). For the three months ended March 31, 2019, three purchasers each accounted for more than 10% of our royalty income: Trafigura Trading LLC (38%), Concho Resources, Inc. (13%) and Shell Trading (US) Company (11%). We do not require collateral and the inability of our significant purchasers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. The ongoing COVID-19 pandemic, depressed commodity pricing environment and adverse macroeconomic conditions may enhance our purchaser credit risk.

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on our indebtedness under our credit agreement. The terms of our credit agreement provide for interest on borrowings at a floating rate equal to an alternative base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.50% and 3-month LIBOR plus 1.0%) or LIBOR, in each case plus the applicable margin. The applicable margin ranges from 0.75% to 1.75% in the case of the alternative base rate and from 1.75% to 2.75% in the case of LIBOR, in each case depending on the amount of the loan outstanding in relation to the borrowing base. We entered into this credit agreement on July 8, 2014, as subsequently amended, and as of March 31, 2020, we had $173.5 million in outstanding borrowings. Our weighted average interest rate on borrowings under our revolving credit facility was 2.78%. An increase or decrease of 1% in the interest rate would have a corresponding increase or decrease in our interest expense of approximately $1.7 million based on the $173.5 million outstanding in the aggregate under our credit agreement.

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

As of March 31, 2020, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer of our general partner have concluded that as of March 31, 2020, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Due to the nature of our business, we are, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities. In the opinion of our management, none of the pending litigation, disputes or claims against us, if decided adversely, will have a material adverse effect on our financial condition, cash flows or results of operations. See Note 14—Commitments and Contingencies.

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

In addition to the information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10–K for the year ended December 31, 2019 and in subsequent filings we make with the SEC, as well as risk factors set forth below.

Our business has been and will likely continue to be adversely affected by the recent COVID-19 coronavirus outbreak
The spread of COVID-19 caused, and is continuing to cause, severe disruptions in the worldwide and U.S. economy, including the global and domestic demand for oil and natural gas, which could have an adverse effect on our operators and, in turn, on our business, financial condition and cash flows. Moreover, since the beginning of January 2020, the COVID-19 pandemic has caused significant disruption in the financial markets both globally and in the United States. The continued spread of COVID-19 could also negatively impact the availability of key personnel necessary to conduct our business. If COVID-19 continues to spread or the response to contain the COVID-19 pandemic is unsuccessful, we could continue to experience material adverse effects on our business, financial condition and cash available for distribution to our unitholders. Due to the rapid development and fluidity of this situation, we cannot make any prediction as to the ultimate material adverse impact of the COVID -19 pandemic on our business, financial condition and cash available for distribution to our unitholders.
The sharp decline in oil and natural gas prices and continued volatility in the oil and natural gas markets have negatively impacted, and are likely to continue to negatively impact, exploration and production activities of our operators and, as a result, our revenue and cash available for distribution to our unitholders.
Oil prices dropped sharply in early March 2020 and then continued to decline reaching levels below zero dollars per barrel. This was a result of multiple factors affecting the supply and demand in global oil and gas markets, including the announcement of price reductions and production increases by OPEC members and other oil exporting nations and the ongoing COVID-19 pandemic. Oil and natural gas prices are expected to continue to be volatile as a result of changes in oil and natural gas production, inventories and demand, as well as national and international economic performance. We cannot predict when prices will improve and stabilize.
Other significant factors that are likely to continue to affect commodity prices in current and future periods include, but are not limited to, actions by OPEC members and other oil exporting nations, the effect of U.S. energy, monetary and trade policies, U.S. and global economic conditions, U.S. and global political and economic developments, including the outcome of the U.S. presidential election and resulting energy and environmental policies, the impact of the ongoing COVID-19 pandemic and conditions in the U.S. oil and gas industry, all of which are beyond our control.
The current prices of oil, natural gas and natural gas liquids, as well as ongoing volatility, have had an adverse impact on the level of drilling and exploration and production activity of our operators, which could continue to materially and adversely affect. As a result of the reduction in crude oil demand caused by factors discussed above, Diamondback and other operators on properties in which we have mineral and royalty interests lowered their 2020 capital budgets and production guidance, curtailed near term production and reduced their rig count; all of which may be subject to further reductions or curtailments if the commodity markets and macroeconomic conditions do not improve. These actions have had and are expected to continue to have an adverse effect on our business, financial results and cash flows and, given the recent extreme weakness in commodity prices and forward pricing uncertainty, our current production guidance does not account for the potential effect of further production curtailments. Lower commodity prices may also adversely impact estimates of our proved reserves.

Although after performing the ceiling test for the quarter ended March 31, 2020, we were not required to record an impairment on our proved oil and natural gas interests, if the commodity prices continue to fall, we will be required to record impairments in future periods and such impairments may be material. In addition, the administrative agent under the Operating Company’s revolving credit facility has recommended that our borrowing base be decreased to $580.0 million and is expected to be effective mid May 2020, subject to approval by the requisite lenders under the Operating Company’s revolving credit facility. Under the new expected borrowing base, the Operating Company would have had $406.5 million of availability for future borrowings under the revolving credit facility as of March 31, 2020.
Our business may be also adversely impacted by any future government rule, regulation or order that may impose production limits, as well as pipeline capacity and storage constraints, in the Permian Basin or Eagle Ford Shale where we have mineral and royalty interests.
We cannot predict the ultimate impact of these factors on our business, financial condition and cash available for distribution to our unitholders.

ITEM 6.     EXHIBITS

Exhibit Number	Description
3.1
Certificate of Limited Partnership of Viper Energy Partners LP (incorporated by reference to Exhibit 3.1 of the Partnership’s Registration Statement on Form S-1 (File 333-195769) filed on May 7, 2014).

3.2
Second Amended and Restated Agreement of Limited Partnership of Viper Energy Partners LP, dated as of May 9, 2018 (incorporated by reference to Exhibit 3.1 of the Partnership’s Current Report on Form 8-K (File 001-36505) filed on May 15, 2018).

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

3.5
First Amendment to Second Amended and Restated Limited Liability Company Agreement of Viper Energy Partners LLC, dated as of March 30, 2020 (incorporated by reference to Exhibit 3.1 of the Partnership’s Current Report on Form 8-K (File 001-36505) filed on March 31, 2020).

4.1	Description of Securities of the Partnership (incorporated by reference to Exhibit 4.1 of the Partnership’s Annual Report on Form 10-K (File 001-36505) filed on February 18, 2020).
4.2
Amended and Restated Registration Rights Agreement, dated as of May 9, 2018, by and between Viper Energy Partners LP and Diamondback Energy, Inc. (incorporated by reference to Exhibit 4.1 of the Partnership’s Current Report on Form 8-K (File 001-36505) filed on May 15, 2018).

10.1+	Form of Phantom Unit Agreement (incorporated by reference to Exhibit 10.8 of the Partnership’s Annual Report on Form 10-K (File 001-36505) filed on February 18, 2020).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1**
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Changes in Unitholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Condensed Notes to Consolidated Financial Statements.

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

+	Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIPER ENERGY PARTNERS LP

		By:	VIPER ENERGY PARTNERS GP LLC
its General Partner

Date:	May 7, 2020	By:	/s/ Travis D. Stice
Travis D. Stice
Chief Executive Officer

Date:	May 7, 2020	By:	/s/ Teresa L. Dick
Teresa L. Dick
Chief Financial Officer