Form 10-Q
period 2020-06-30
Viper Energy Partners LP
filed 2020-08-05
CIK 1602065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2020
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

As of July 31, 2020, the registrant had outstanding 67,844,370 common units representing limited partner interests and 90,709,946 Class B units representing limited partner interests.

VIPER ENERGY PARTNERS LP
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2020

i

GLOSSARY OF OIL AND NATURAL GAS TERMS
The following is a glossary of certain oil and gas terms that are used in this Quarterly Report on Form 10-Q (this “report”):

Basin	A large depression on the earth’s surface in which sediments accumulate.
Bbl or barrel	One stock tank barrel, or 42 U.S. gallons liquid volume, used in this report in reference to crude oil or other liquid hydrocarbons.
BOE	One barrel of crude oil equivalent, with six thousand cubic feet of natural gas being equivalent to one barrel of oil.
BOE/d	BOE per day.
British Thermal Unit or Btu	The quantity of heat required to raise the temperature of one pound of water by one degree Fahrenheit.
Condensate	Liquid hydrocarbons associated with the production of a primarily natural gas reserve.
Crude oil	Liquid hydrocarbons retrieved from geological structures underground to be refined into fuel sources.
Fracturing	The process of creating and preserving a fracture or system of fractures in a reservoir rock typically by injecting a fluid under pressure through a wellbore and into the targeted formation.
Horizontal wells	Wells drilled directionally horizontal to allow for development of structures not reachable through traditional vertical drilling mechanisms.
MBbls	Thousand barrels of crude oil or other liquid hydrocarbons.
MBOE	One thousand barrels of crude oil equivalent, determined using a ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.
Mcf	One thousand cubic feet of natural gas.
Mineral interests	The interests in ownership of the resource and mineral rights, giving an owner the right to profit from the extracted resources.
MMBtu	One million British Thermal Units.
Net royalty acres	Gross acreage multiplied by the average royalty interest.
Oil and natural gas properties	Tracts of land consisting of properties to be developed for oil and natural gas resource extraction.
Operator	The individual or company responsible for the exploration and/or production of an oil or natural gas well or lease.
Prospect	A specific geographic area which, based on supporting geological, geophysical or other data and also preliminary economic analysis using reasonably anticipated prices and costs, is deemed to have potential for the discovery of commercial hydrocarbons.
Proved reserves	The estimated quantities of oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be commercially recoverable in future years from known reservoirs under existing economic and operating conditions.
Reserves	The estimated remaining quantities of oil and natural gas and related substances anticipated to be economically producible, as of a given date, by application of development projects to known accumulations. In addition, there must exist, or there must be a reasonable expectation that there will exist, the legal right to produce or a revenue interest in the production, installed means of delivering oil and natural gas or related substances to the market and all permits and financing required to implement the project. Reserves are not assigned to adjacent reservoirs isolated by major, potentially sealing, faults until those reservoirs are penetrated and evaluated as economically producible. Reserves should not be assigned to areas that are clearly separated from a known accumulation by a non-productive reservoir (i.e., absence of reservoir, structurally low reservoir or negative test results). Such areas may contain prospective resources (i.e., potentially recoverable resources from undiscovered accumulations).
Reservoir	A porous and permeable underground formation containing a natural accumulation of producible natural gas and/or crude oil that is confined by impermeable rock or water barriers and is separate from other reservoirs.
Royalty interest	An interest that gives an owner the right to receive a portion of the resources or revenues without having to carry any costs of development, which may be subject to expiration.
WTI	West Texas Intermediate.

GLOSSARY OF CERTAIN OTHER TERMS
The following is a glossary of certain other terms that are used in this report:

Diamondback	Diamondback Energy, Inc., a Delaware corporation.
Exchange Act	The Securities Exchange Act of 1934, as amended.
GAAP	Accounting principles generally accepted in the United States.
General Partner	Viper Energy Partners GP LLC, a Delaware limited liability company, and the General Partner of the Partnership.
IPO	The Partnership’s initial public offering.
LTIP	Viper Energy Partners LP Long Term Incentive Plan.
NYMEX	New York Mercantile Exchange.
Operating Company	Viper Energy Partners LLC, a Delaware limited liability company and a consolidated subsidiary of Viper Energy Partners LP.
Partnership	Viper Energy Partners LP, a Delaware limited partnership.
Partnership agreement	The first amended and restated agreement of limited partnership, dated June 23, 2014, entered into by the General Partner and Diamondback in connection with the closing of the IPO.
SEC	United States Securities and Exchange Commission.
Securities Act	The Securities Act of 1933, as amended.
Wells Fargo	Wells Fargo Bank, National Association.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Various statements contained in this report that express a belief, expectation, or intention, or that are not statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements, other than statements of historical fact, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. In particular, the factors discussed in this report, including those detailed under Part II. Item 1A. Risk Factors in this report, our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, could affect our actual results and cause our actual results to differ materially from expectations, estimates or assumptions expressed, forecasted or implied in such forward-looking statements. Unless the context requires otherwise, references to “we,” “us,” “our” or “the Partnership” are intended to mean the business and operations of the Partnership and its consolidated subsidiary, Viper Energy Partners LLC (the “Operating Company”).

Forward-looking statements may include statements about:
•the volatility of realized oil and natural gas prices and the extent and duration of price reductions and increased production by the Organization of the Petroleum Exporting Countries, or OPEC, members and other oil exporting nations;
•the threat, occurrence, potential duration or other implications of epidemic or pandemic diseases, including the recent outbreak of a highly transmissible and pathogenic strain of coronavirus, or COVID-19, or any government responses to such occurrence or threat;
•logistical challenges and the supply chain disruptions during the ongoing COVID-19 pandemic;
•changes in general economic, business or industry conditions;
•conditions in the capital, financial and credit markets;
•conditions of the U.S. oil and natural gas industry and the effect of U.S. energy, monetary and trade policies;
•U.S. and global economic conditions and political and economic developments, including the outcome of the U.S. presidential election and resulting energy and environmental policies;
•our ability to execute our business and financial strategies;
•the level of production on our properties;
•regional supply and demand factors, delays, curtailments or interruptions of production, and any government order, rule or regulation that may impose production limits on properties in which we have mineral and royalty interest;
•actions taken by third party operators on our mineral and royalty acreage;
•our ability to replace our oil and natural gas reserves;
•our ability to identify, complete and effectively integrate acquisitions of properties or businesses;
•competition in the oil and natural gas industry;
•the ability of our operators to obtain capital or financing needed for development and exploration operations;
•title defects in the properties in which we invest;
•uncertainties with respect to identified drilling locations and estimates of reserves;
•the availability or cost of rigs, equipment, raw materials, supplies, oilfield services or personnel;
•restrictions on the use of water;
•the availability of transportation, pipeline and storage facilities;
•the ability of our operators to comply with applicable governmental laws and regulations and to obtain permits and governmental approvals;
•federal and state legislative and regulatory initiatives relating to hydraulic fracturing;

•future operating results;
•future distributions to eligible unitholders;
•impact of potential impairment charges;
•exploration and development drilling prospects, inventories, projects and programs;
•operating hazards faced by our operators;
•the ability of our operators to keep pace with technological advancements;
•the effect of existing and future laws and government regulations;
•terrorist attacks and cyber threats;
•the effects of future litigation; and
•certain other factors discussed elsewhere in this report.

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

PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Viper Energy Partners LP
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2020	2019
	(In thousands, except unit amounts)
Assets
Current assets:
Cash and cash equivalents	$9,663	$3,602
Royalty income receivable (net of allowance for credit losses)	32,118	58,089
Royalty income receivable—related party	917	10,576
Other current assets	482	397
Total current assets	43,180	72,664
Property:
Oil and natural gas interests, full cost method of accounting ($1,480,346 and $1,551,767 excluded from depletion at June 30, 2020 and December 31, 2019, respectively)	2,933,731	2,868,459
Land	5,688	5,688
Accumulated depletion and impairment	(373,898)	(326,474)
Property, net	2,565,521	2,547,673
Deferred tax asset (net of allowance)	—	142,466
Other assets	15,572	22,823
Total assets	$2,624,273	$2,785,626
Liabilities and Unitholders’ Equity
Current liabilities:
Accounts payable	$11	$—
Accounts payable—related party	—	150
Accrued liabilities	12,439	13,282
Derivative instruments	33,956	—
Total current liabilities	46,406	13,432
Long-term debt, net	630,507	586,774
Derivative instruments	5,875	—
Total liabilities	682,788	600,206
Commitments and contingencies (Note 12)
Unitholders’ equity:
General partner	849	889
Common units (67,831,342 units issued and outstanding as of June 30, 2020 and 67,805,707 units issued and outstanding as of December 31, 2019)	728,149	929,116
Class B units (90,709,946 units issued and outstanding as of June 30, 2020 and December 31, 2019)	1,080	1,130
Total Viper Energy Partners LP unitholders’ equity	730,078	931,135
Non-controlling interest	1,211,407	1,254,285
Total equity	1,941,485	2,185,420
Total liabilities and unitholders’ equity	$2,624,273	$2,785,626

See accompanying notes to consolidated financial statements.

Viper Energy Partners LP
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands, except per unit amounts)
Operating income:
Royalty income	$32,444	$70,442	$109,273	$130,870
Lease bonus income	23	1,749	1,645	2,909
Other operating income	202	3	443	5
Total operating income	32,669	72,194	111,361	133,784
Costs and expenses:
Production and ad valorem taxes	3,110	4,389	9,257	8,081
Depletion	22,782	16,512	47,424	32,711
General and administrative expenses	1,683	1,723	4,349	3,418
Total costs and expenses	27,575	22,624	61,030	44,210
Income from operations	5,094	49,570	50,331	89,574
Other income (expense):
Interest expense, net	(7,669)	(2,713)	(16,632)	(7,262)
Loss on derivative instruments, net	(34,443)	—	(42,385)	—
Gain (loss) on revaluation of investment	3,443	50	(6,677)	3,642
Other income, net	519	547	923	1,203
Total other expense, net	(38,150)	(2,116)	(64,771)	(2,417)
(Loss) income before income taxes	(33,056)	47,454	(14,440)	87,157
Provision for (benefit from) income taxes	—	180	142,466	(34,428)
Net (loss) income	(33,056)	47,274	(156,906)	121,585
Net (loss) income attributable to non-controlling interest	(11,304)	45,009	7,015	85,541
Net (loss) income attributable to Viper Energy Partners LP	$(21,752)	$2,265	$(163,921)	$36,044

Net (loss) income attributable to common limited partner units:
Basic	$(0.32)	$0.04	$(2.42)	$0.61
Diluted	$(0.32)	$0.04	$(2.42)	$0.61
Weighted average number of common limited partner units outstanding:
Basic	67,831	62,628	67,827	59,058
Diluted	67,831	62,664	67,827	59,094

See accompanying notes to consolidated financial statements.

Viper Energy Partners LP
Consolidated Statements of Changes to Unitholders' Equity
(Unaudited)

	Limited Partners				General Partner	Non-Controlling Interest
	Common		Class B		Amount	Amount
	Units	Amount	Units	Amount			Total
	(In thousands)
Balance at December 31, 2019	67,806	$929,116	90,710	$1,130	$889	$1,254,285	$2,185,420
Unit-based compensation	42	387	—	—	—	—	387
Distribution equivalent rights payments	—	(20)	—	—	—	—	(20)
Distributions to public	—	(30,194)	—	—	—	—	(30,194)
Distributions to Diamondback	—	(329)	—	(25)	—	(40,819)	(41,173)
Distributions to General Partner	—	—	—	—	(20)	—	(20)
Units repurchased for tax withholding	(17)	(383)	—	—	—	—	(383)
Net (loss) income	—	(142,169)	—	—	—	18,319	(123,850)
Balance at March 31, 2020	67,831	756,408	90,710	1,105	869	1,231,785	1,990,167
Unit-based compensation	—	283	—	—	—	—	283
Distribution equivalent rights payments	—	(4)	—	—	—	—	(4)
Distributions to public	—	(6,710)	—	—	—	—	(6,710)
Distributions to Diamondback	—	(76)	—	(25)	—	(9,074)	(9,175)
Distributions to General Partner	—	—	—	—	(20)	—	(20)
Net loss	—	(21,752)	—	—	—	(11,304)	(33,056)
Balance at June 30, 2020	67,831	$728,149	90,710	$1,080	$849	$1,211,407	$1,941,485

See accompanying notes to consolidated financial statements.

Viper Energy Partners LP
Consolidated Statements of Changes to Unitholders' Equity - Continued
(Unaudited)

	Limited Partners				General Partner	Non-Controlling Interest
	Common		Class B		Amount	Amount
	Units	Amount	Units	Amount			Total
	(In thousands)
Balance at December 31, 2018	51,654	$540,112	72,419	$990	$1,000	$694,940	$1,237,042
Net proceeds from the issuance of common units - public	10,925	340,648	—	—	—	—	340,648
Unit-based compensation	60	405	—	—	—	—	405
Distributions to public	—	(25,970)	—	—	—	—	(25,970)
Distributions to Diamondback	—	(392)	—	—	—	(36,934)	(37,326)
Distributions to General Partner	—	(20)	—	—	—	—	(20)
Change in ownership of consolidated subsidiaries, net	—	(71,195)	—	—	—	90,120	18,925
Units repurchased for tax withholding	(11)	(353)	—	—	—	—	(353)
Net income	—	33,779	—	—	—	40,532	74,311
Balance at March 31, 2019	62,628	817,014	72,419	990	1,000	788,658	1,607,662
Offering costs	—	(9)	—	—	—	—	(9)
Unit-based compensation	—	472	—	—	—	—	472
Distributions to public	—	(23,521)	—	—	—	—	(23,521)
Distributions to Diamondback	—	(298)	—	—	—	(27,519)	(27,817)
Distributions to General Partner	—	(20)	—	—	—	—	(20)
Net income	—	2,265	—	—	—	45,009	47,274
Balance at June 30, 2019	62,628	$795,903	72,419	$990	$1,000	$806,148	$1,604,041

See accompanying notes to consolidated financial statements.

Viper Energy Partners LP
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2020	2019
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(156,906)	$121,585
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for (benefit from) income taxes	142,466	(34,536)
Depletion	47,424	32,711
Loss on derivative instruments, net	42,385	—
Net cash payments on derivatives	(2,554)	—
Gain on extinguishment of debt	(14)	—
Loss (gain) on revaluation of investment	6,677	(3,642)
Amortization of debt issuance costs	1,152	441
Non-cash unit-based compensation	670	877
Changes in operating assets and liabilities:
Royalty income receivable, net	25,971	(7,996)
Royalty income receivable—related party	9,659	(5,549)
Accounts payable and accrued liabilities	(832)	(2,238)
Accounts payable—related party	(150)	—
Income tax payable	—	108
Other current assets	(85)	(41)
Net cash provided by operating activities	115,863	101,720
Cash flows from investing activities:
Acquisitions of oil and natural gas interests	(65,272)	(125,231)
Funds held in escrow	—	(13,215)
Net cash used in investing activities	(65,272)	(138,446)
Cash flows from financing activities:
Proceeds from borrowings under credit facility	92,000	171,000
Repayment on credit facility	(35,000)	(369,500)
Debt issuance costs	(44)	(258)
Repayment of senior notes	(13,787)	—
Proceeds from public offerings	—	340,860
Public offering costs	—	(221)
Units purchased for tax withholding	(383)	(353)
Distributions to General Partner	(40)	(40)
Distributions to public	(36,928)	(49,491)
Distributions to Diamondback	(50,348)	(65,143)
Net cash (used in) provided by financing activities	(44,530)	26,854
Net increase (decrease) in cash	6,061	(9,872)
Cash and cash equivalents at beginning of period	3,602	22,676
Cash and cash equivalents at end of period	$9,663	$12,804
Supplemental disclosure of cash flow information:
Interest paid	$17,918	$2,382

See accompanying notes to consolidated financial statements.

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements
(Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

Viper Energy Partners LP (the “Partnership”) is a publicly traded Delaware limited partnership. The Partnership was formed by Diamondback Energy, Inc. (“Diamondback”) on February 27, 2014 to, among other things, own, acquire and exploit oil and natural gas properties in North America. The Partnership is currently focused on owning and acquiring mineral interests and royalty interests in oil and natural gas properties in the Permian Basin and Eagle Ford Shale. Since May 10, 2018, the Partnership has been treated as a corporation for U.S. federal income tax purposes.

As of June 30, 2020, Viper Energy Partners GP LLC (the “General Partner”), held a 100% general partner interest in the Partnership and Diamondback had an approximate 58% limited partner interest in the Partnership. Diamondback owns and controls the General Partner.

Basis of Presentation

The accompanying consolidated financial statements and related notes thereto were prepared in accordance with GAAP. All material intercompany balances and transactions have been eliminated upon consolidation.

These consolidated financial statements have been prepared by the Partnership without audit, pursuant to the rules and regulations of the SEC. They reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to SEC rules and regulations, although the Partnership believes the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with the Partnership’s most recent Annual Report on Form 10–K for the fiscal year ended December 31, 2019, which contains a summary of the Partnership’s significant accounting policies and other disclosures.

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

Making accurate estimates and assumptions is particularly difficult as the oil and gas industry experiences challenges resulting from negative pricing pressure from the effects of COVID-19 and actions by OPEC members and other exporting nations on the supply and demand in global oil and natural gas markets. Many companies in the oil and natural gas industry have changed near term business plans in response to changing market conditions. The aforementioned circumstances generally increase the estimation uncertainty in the Partnership’s accounting estimates, particularly the accounting estimates involving financial forecasts.

The Partnership evaluates these estimates on an ongoing basis, using historical experience, consultation with experts and other methods the Partnership considers reasonable in each particular circumstance. Nevertheless, actual results may differ significantly from the Partnership’s estimates. Any effects on the Partnership’s business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. Significant items subject to such estimates and assumptions include estimates of proved oil and natural gas reserves and related present value estimates of future net cash flows therefrom, the carrying value of oil and natural gas interests, the recoverability of costs of unevaluated properties, fair value estimates of commodity derivatives, unit–based compensation and estimate of income taxes.

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)

Accounts Receivable

Accounts receivable consist of receivables from oil and natural gas sales. The operators remit payment for production directly to the Partnership. Most payments for production are received within three months after the production date. Payments on new wells added organically or through acquisition may be further delayed due to title opinion work which is required to be completed by the operator before payments are released.

The Partnership adopted Accounting Standards Update (“ASU”) 2016-13 and the subsequent applicable modifications to the rule on January 1, 2020. Accounts receivable are stated at amounts due from purchasers, net of an allowance for expected losses as estimated by the Partnership when collection is deemed doubtful. Accounts receivable outstanding longer than the contractual payment terms are considered past due. The Partnership determines its allowance by considering a number of factors, including the Partnership’s previous loss history, the debtor’s current ability to pay its obligation to the Partnership, the condition of the general economy and the industry as a whole. The Partnership writes off specific accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for expected losses. The adoption of ASU 2016-13 did not result in a material change to the Partnership’s allowance, and no cumulative-effect adjustment was made to beginning unitholders’ equity. At June 30, 2020, the Partnership recorded an immaterial allowance for expected losses and did not record such an allowance at December 31, 2019.

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

Accrued Liabilities

Accrued liabilities consist of the following:

	June 30,	December 31,
	2020	2019
	(In thousands)
Interest payable	$4,391	$6,718
Ad valorem taxes payable	3,324	5,632
Derivatives payable	4,627	—
Other	97	932
Total accrued liabilities	$12,439	$13,282

Non-controlling Interest

Non-controlling interest in the accompanying consolidated financial statements represents Diamondback’s ownership in the net assets of the Operating Company. When Diamondback’s relative ownership interest in the Operating Company changes, adjustments to non-controlling interest and common unitholder equity, tax effected, will occur. Because these changes in the Partnership’s ownership interest in the Operating Company did not result in a change of control, the transactions were accounted for as equity transactions under ASC Topic 810, Consolidation, which requires that any differences between the carrying value of the Partnership’s basis in the Operating Company and the fair value of the consideration received are recognized directly in equity and attributed to the controlling interest. In the first quarter of 2019, the Partnership recorded an adjustment to non-controlling interest of $90.1 million, common unitholder equity of $(71.2) million, and deferred tax asset of $18.9 million to reflect the ownership structure that was effective at March 31, 2019. The adjustment had no impact on earnings. See Note 7 - Unitholders' Equity and Partnership Distributions for further discussion of change in ownership.

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

3. REVENUE FROM CONTRACTS WITH CUSTOMERS

Royalty income represents the right to receive revenues from oil, natural gas and natural gas liquids sales obtained by the operator of the wells in which the Partnership owns a royalty interest. Royalty income is recognized at the point control of the product is transferred to the purchaser at the wellhead or at the gas processing facility based on the Partnership’s percentage ownership share of the revenue, net of any deductions for gathering and transportation. Virtually all of the pricing provisions in the Partnership’s contracts are tied to a market index.

The following table disaggregates the Partnership’s total royalty income by product type:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Oil income	$27,617	$65,863	$99,817	$117,850
Natural gas income	1,234	(1,074)	1,578	2,765
Natural gas liquids income	3,593	5,653	7,878	10,255
Total royalty income	$32,444	$70,442	$109,273	$130,870

4. ACQUISITIONS

2020 Activity

During the six months ended June 30, 2020, the Partnership acquired, from unrelated third-party sellers, mineral and royalty interests representing 4,948 gross (410 net royalty) acres in the Permian Basin for an aggregate purchase price of approximately $63.4 million, subject to post-closing adjustments. The Partnership funded these acquisitions with cash on hand and borrowings under the Operating Company’s revolving credit facility.

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)

2019 Activity

During the six months ended June 30, 2019, the Partnership acquired, from unrelated third-party sellers, mineral and royalty interests representing 1,028 net royalty acres for an aggregate purchase price of approximately $126.9 million. The Partnership funded these acquisitions with cash on hand, a portion of the net proceeds from its February 2019 offering of common units and borrowings under the Operating Company’s revolving credit facility.

5. OIL AND NATURAL GAS INTERESTS

Oil and natural gas interests include the following:

	June 30,	December 31,
	2020	2019

	(In thousands)
Oil and natural gas interests:
Subject to depletion	$1,453,385	$1,316,692
Not subject to depletion	1,480,346	1,551,767
Gross oil and natural gas interests	2,933,731	2,868,459
Accumulated depletion and impairment	(373,898)	(326,474)
Oil and natural gas interests, net	2,559,833	2,541,985
Land	5,688	5,688
Property, net of accumulated depletion and impairment	$2,565,521	$2,547,673

As of June 30, 2020 and December 31, 2019, the Partnership had mineral and royalty interests representing 24,714 and 24,304 net royalty acres, respectively.

Under the full cost method of accounting, the Partnership is required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of the proved oil and gas interests. After performing the ceiling test for the quarter ended June 30, 2020, the Partnership was not required to record an impairment. If the trailing 12-month commodity prices continue to fall as compared to the commodity prices used in prior quarters, the Partnership will have write-downs in subsequent quarters, which may be material.

6. DEBT

Long-term debt consisted of the following as of the dates indicated:

	June 30,	December 31,
	2020	2019
	(In thousands)
5.375% Senior Notes due 2027	$485,938	$500,000
Revolving credit facility	153,500	96,500
Unamortized debt issuance costs	(2,237)	(2,458)
Unamortized discount costs	(6,694)	(7,268)
Total long-term debt	$630,507	$586,774

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)

2027 Senior Notes

On October 16, 2019, the Partnership completed an offering (the “Notes Offering”) of $500.0 million in aggregate principal amount of its 5.375% Senior Notes due 2027 (the “Notes”). The Partnership received net proceeds of approximately $490.0 million from the Notes Offering. The Partnership loaned the gross proceeds to the Operating Company. The Operating Company used the proceeds from the Notes Offering to pay down borrowings under its revolving credit facility. During the second quarter of 2020, the Partnership repurchased $14.1 million of the outstanding principal of the Notes at a cash price ranging from 97.5% to 98.5% of the aggregate principal amount, which resulted in an immaterial gain on extinguishment of debt. As of June 30, 2020, the remaining outstanding principal amount of Notes totaled $485.9 million and will mature on November 1, 2027.

The Operating Company’s Revolving Credit Facility

On July 20, 2018, the Partnership, as guarantor, entered into an amended and restated credit agreement with the Operating Company, as borrower, Wells Fargo National Bank (“Wells Fargo”), as administrative agent, and the other lenders. The credit agreement, as amended to date, provides for a revolving credit facility in the maximum credit amount of $2.0 billion and a borrowing base based on the Operating Company’s oil and natural gas reserves and other factors. The Partnership’s borrowing base was reduced from $775.0 million to $580.0 million during the scheduled semi-annual redetermination in the second quarter of 2020. The borrowing base is scheduled to be re-determined semi-annually in May and November. In addition, the Operating Company and Wells Fargo each may request up to three interim redeterminations of the borrowing base during any 12-month period. As of June 30, 2020, there was $426.5 million available for future borrowings under the Operating Company’s revolving credit facility. During the three and six months ended June 30, 2020, the weighted average interest rates on the Operating Company’s revolving credit facility were 2.41% and 2.82%, respectively. The revolving credit facility will mature on November 1, 2022.

As of June 30, 2020, the Operating Company was in compliance with the financial maintenance covenants under its credit agreement.

7. UNITHOLDERS’ EQUITY AND PARTNERSHIP DISTRIBUTIONS

The Partnership has general partner and limited partner units. At June 30, 2020, the Partnership had a total of 67,831,342 common units issued and outstanding and 90,709,946 Class B units issued and outstanding, of which 731,500 common units and 90,709,946 Class B units were owned by Diamondback, representing approximately 58% of the Partnership’s total units outstanding. The Operating Company units and the Partnership’s Class B units owned by Diamondback are exchangeable from time to time for the Partnership’s common units (that is, one Operating Company unit and one Partnership Class B unit, together, will be exchangeable for one Partnership common unit).

In March 2019, the Partnership completed an underwritten public offering of 10,925,000 common units, which included 1,425,000 common units issued pursuant to an option to purchase additional common units granted to the underwriters. Following this offering, Diamondback owned approximately 54% of the total Partnership units then outstanding. The Partnership received net proceeds from this offering of approximately $340.6 million, after deducting underwriting discounts and commissions and offering expenses. The Partnership used the net proceeds to purchase units of the Operating Company. The Operating Company in turn used the net proceeds to repay a portion of the outstanding borrowings under its revolving credit facility and finance acquisitions during the period.

The following table summarizes the ownership interest in subsidiary changes during the period:

Six Months Ended June 30, 2019
(In thousands)
Net income attributable to the Partnership	$36,044
Change in ownership of consolidated subsidiaries due to purchase of subsidiary shares in 2019 offering	(71,195)
Change from net loss attributable to the Partnership's shareholders and transfers to non-controlling interest	$(35,151)

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)

There were no changes in ownership of consolidated subsidiaries during the three and six months ended June 30, 2020 and the three months ended June 30, 2019.

Beginning with the first quarter of 2020, the board of directors of the General Partner revised the distribution policy pursuant to which the Operating Company now distributes 25% of the available cash it generates each quarter to its unitholders (including the Partnership), and pursuant to which the Partnership in turn distributes all of the available cash it receives from the Operating Company to its common unitholders. The Partnership’s available cash, and the available cash of the Operating Company, for each quarter is determined by the board of directors of the General Partner following the end of such quarter. The Operating Company’s available cash generally equals its Adjusted EBITDA for the quarter, less cash needed for debt service and other contractual obligations and fixed charges and reserves for future operating or capital needs that the board of directors of the General Partner deems necessary or appropriate, if any. The Partnership’s available cash for each quarter generally equals its Adjusted EBITDA (which is the Partnership’s proportional share of the available cash of the Operating Company for the quarter), less cash needed for the payment of income taxes by it, if any, and the preferred distribution. Immediately prior to the adoption of this policy, the Operating Company’s policy was to distribute all of its available cash quarterly to its unitholders rather than 25%. The distribution policy was changed to enable the Operating Company to retain cash flow to help strengthen the Partnership’s balance sheet.

The board of directors of the General Partner may change the distribution policies at any time. The Partnership is not required to pay distributions to its common unitholders on a quarterly or other basis.

The following table presents information regarding cash distributions approved by the board of directors of the General Partner for the periods presented:

	Amount per Common Unit	Declaration Date	Unitholder Record Date	Payment Date
Q4 2019	$0.45	February 7, 2020	February 21, 2020	February 28, 2020
Q1 2020	$0.10	April 30, 2020	May 14, 2020	May 21, 2020

Cash distributions will be made to the common unitholders of record on the applicable record date, generally within 60 days after the end of each quarter.

Amendment to LLC Agreement - Tax Allocation

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

8. EARNINGS PER COMMON UNIT

The net (loss) income per common unit on the consolidated statements of operations is based on the net (loss) income of the Partnership for the three and six months ended June 30, 2020 and 2019, since this is the amount of net (loss) income that is attributable to the Partnership’s common units.

The Partnership’s net (loss) income is allocated wholly to the common units, as the General Partner does not have an economic interest. Payments made to the Partnership’s unitholders are determined in relation to the cash distribution policy described in Note 7—Unitholders' Equity and Partnership Distributions.

Basic net (loss) income per common unit is calculated by dividing net (loss) income by the weighted-average number of common units outstanding during the period. Diluted net (loss) income per common unit gives effect, when applicable, to unvested common units granted under the LTIP.

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)

A reconciliation of the components of basic and diluted earnings per common unit is presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands, except per unit amounts)
Net (loss) income attributable to the period	$(21,752)	$2,265	$(163,921)	$36,044
Less: net loss allocated to participating securities(1)	(4)	(21)	(24)	(63)
Net (loss) income attributable to common unitholders	$(21,756)	$2,244	$(163,945)	$35,981
Weighted average common units outstanding:
Basic weighted average common units outstanding	67,831	62,628	67,827	59,058
Effect of dilutive securities:
Potential common units issuable(2)	—	36	—	36
Diluted weighted average common units outstanding	67,831	62,664	67,827	59,094
Net (loss) income per common unit, basic	$(0.32)	$0.04	$(2.42)	$0.61
Net (loss) income per common unit, diluted	$(0.32)	$0.04	$(2.42)	$0.61
(1) Distribution equivalent rights granted to employees are considered participating securities.
(2) For the three and six months ended June 30, 2020, no potential common units were included in the computation of diluted earnings per common unit because their inclusion would have been anti-dilutive under the treasury stock method for the periods presented but could potentially dilute basic earnings per common unit in future periods.

9. INCOME TAXES

The Partnership’s effective income tax rates were 0% and 0.4% for the three months ended June 30, 2020 and 2019, respectively, and (986.6)% and (39.5)% for the six months ended June 30, 2020 and 2019, respectively. Total income tax expense for the three and six months ended June 30, 2020 differed from amounts computed by applying the United States federal statutory tax rate to pre-tax loss for the period, primarily due to net income attributable to the non-controlling interest and the impact of recording a valuation allowance on the Partnership’s deferred tax assets.

Total income tax benefit for the three and six months ended June 30, 2019 differed from amounts computed by applying the United States federal statutory rate to pre-tax income for the period primarily due to net income attributable to the non-controlling interest and, for the six months ended June 30, 2019, the revision of estimated deferred taxes recognized as a result of the Partnership’s election to be treated as a corporation for U.S. federal income tax purposes effective May 10, 2018.

For the six months ended June 30, 2020, the Partnership’s total income tax provision includes a discrete income tax expense of approximately $142.5 million recorded for the three months ended March 31, 2020, related to application of a full valuation allowance on the Partnership’s beginning-of-the-year deferred tax assets, which consist primarily of its investment in the Operating Company and federal net operating loss carryforwards. A valuation allowance was also applied against the year-to-date tax benefit resulting from the Partnership’s projected pretax loss for the year. The determination to record a valuation allowance as of March 31, 2020 was based on its assessment of all available evidence, both positive and negative, supporting realizability of the Partnership’s deferred tax assets, as required by applicable financial accounting standards. In light of those criteria for recognizing the tax benefit of deferred tax assets, the Partnership’s assessment resulted in application of a full valuation allowance against its deferred tax assets as of March 31, 2020 and June 30, 2020.

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

10. DERIVATIVES

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

By using derivative instruments to economically hedge exposure to changes in commodity prices, the Partnership exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Partnership, which creates credit risk. The Partnership’s counterparties are all participants in the secured second amended and restated credit agreement, which is secured by substantially all of the assets of the guarantor subsidiaries; therefore, the Partnership is not required to post any collateral. The Partnership’s counterparties have been determined to have an acceptable credit risk; therefore, the Partnership does not require collateral from its counterparties.

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)

As of June 30, 2020, the Partnership had the following outstanding derivative contracts. When aggregating multiple contracts, the weighted average contract price is disclosed.

	2020
Swaps	Volume	Fixed Price Swap (per Bbl/MMBtu)
Oil swaps - WTI Cushing (Bbls)	184,000	$27.45
Oil basis swaps - WTI Midland-Cushing (Bbls)	736,000	$(2.60)
Natural gas basis swaps - Waha Hub (MMBtu)	4,600,000	$(2.07)

Collars - WTI Cushing	2020	2021
Volume (Bbls)	2,576,000	3,650,000
Floor price (per Bbl)	$28.86	$30.00
Ceiling price (per Bbl)	$32.33	$43.05

Deferred premium call options - WTI Cushing	2020
Volume (Bbls)	736,000
Premium	$1.89
Strike price (per Bbl)	$45.00

Balance sheet offsetting of derivative assets and liabilities

The fair value of swaps is generally determined using established index prices and other sources which are based upon, among other things, futures prices and time to maturity. These fair values are recorded by netting asset and liability positions, including any deferred premiums, that are with the same counterparty and are subject to contractual terms which provide for net settlement. See Note 11—Fair Value Measurements for further details.

The following tables present the gross amounts of recognized derivative assets and liabilities, the amounts offset under master netting arrangements with counterparties and the resulting net amounts presented in the Partnership’s consolidated balance sheets as of June 30, 2020.

June 30, 2020
(In thousands)
Gross derivative assets	$13,084
Amounts netted	(13,084)
Net derivative assets	$—

Gross derivative liabilities	$52,915
Amounts netted	(13,084)
Net derivative liabilities	$39,831

The Partnership did not have any derivatives prior to February 2020.

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)

The net amounts are classified as current or noncurrent based on their anticipated settlement dates. The net fair value of the Partnership’s derivative assets and liabilities and their locations on the consolidated balance sheet are as follows:

June 30, 2020
(In thousands)
Current assets: derivative instruments	$—
Noncurrent assets: derivative instruments	—
Total assets	$—
Current liabilities: derivative instruments	$33,956
Noncurrent liabilities: derivative instruments	5,875
Total liabilities	$39,831

None of the Partnership’s derivatives have been designated as hedges. As such, all changes in fair value are immediately recognized in earnings. The following table summarizes the gains and losses on derivative instruments included in the consolidated statements of operations:

	Three Months Ended June 30, 2020		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Loss on derivative instruments	$(34,443)	$—	$(42,385)	$—
Net cash payments on derivatives	$(2,101)	$—	$(2,554)	$—
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

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Certain assets and liabilities are reported at fair value on a recurring basis, including the Partnership’s derivative instruments and investment, which is included in other assets on the consolidated balance sheets. The Partnership measures its investment utilizing the fair value option, and as such the investment is classified as Level 1 in the fair value hierarchy. The fair values of the Partnership’s fixed price swaps, fixed price basis swaps and costless collars are measured internally using established commodity futures price strips for the underlying commodity provided by a reputable third party, the contracted notional volumes, and time to maturity. These valuations are Level 2 inputs.

The following table provides fair value measurement information for financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019:

	June 30, 2020			December 31, 2019
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Investment	$12,680	$—	$—	$19,357	$—	$—
Liabilities:
Derivative instruments	$—	$(39,831)	$—	$—	$—	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The following table provides the fair value of financial instruments that are not recorded at fair value in the consolidated balance sheets:

	June 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Debt:
Revolving credit facility	$153,500	$153,500	$96,500	$96,500
5.375% Senior Notes due 2027(1)	$477,007	$476,462	$490,274	$521,100
(1) The carrying value includes associated deferred loan costs and any discount.

The fair value of the Operating Company’s revolving credit facility approximates the carrying value based on borrowing rates available to the Partnership for bank loans with similar terms and maturities and is classified as Level 2 in the fair value hierarchy. The fair value of the Notes was determined using the June 30, 2020 quoted market price, a Level 1 classification in the fair value hierarchy.

Fair Value of Financial Assets

The Partnership has other financial instruments consisting of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued liabilities. The carrying value of these instruments approximates fair value.

12. COMMITMENTS AND CONTINGENCIES

The Partnership is a party to various routine legal proceedings, disputes and claims from time to time arising in the ordinary course of its business, including those that arise from interpretation of federal and state laws and regulations affecting the crude oil and natural gas industry. These proceedings, disputes and claims may include differing interpretations as to the prices at which crude oil and natural gas sales may be made, the prices at which royalty owners may be paid for production from their leases, title claims, environmental issues and other matters. While the ultimate outcome of the pending proceedings, disputes or claims, and any resulting impact on the Partnership, cannot be predicted with certainty, the Partnership’s management believes that none of these matters, if ultimately decided adversely, will have a material adverse effect on the Partnership’s financial condition, results of operations or cash flows. The Partnership’s assessment is based on information known about the pending matters and its experience in contesting, litigating and settling similar matters. Actual outcomes could differ materially from the Partnership’s assessment. The Partnership records reserves for contingencies related to outstanding legal proceedings, disputes or claims when information available indicates that a loss is probable and the amount of the loss can be reasonably estimated.

13. SUBSEQUENT EVENTS

Cash Distribution

On July 29, 2020, the board of directors of the General Partner approved a cash distribution for the second quarter of 2020 of $0.03 per common unit, payable on August 20, 2020, to eligible unitholders of record at the close of business on August 13, 2020.

Repurchases of Notes

After the second quarter of 2020, the Partnership repurchased $6.0 million of the outstanding principal of the Notes at a cash price of 98.5% of the aggregate principal amount, which resulted in an immaterial gain on extinguishment of debt. As of July 31, 2020, the remaining outstanding principal amount of Notes totaled $479.9 million.

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

As of June 30, 2020, our general partner had a 100% general partner interest in us, and Diamondback owned 731,500 common units and all of our 90,709,946 outstanding Class B units, representing approximately 58% of our total units outstanding. Diamondback also owns and controls our general partner.

Recent Developments

COVID-19 and Recent Collapse in Commodity Prices

On March 11, 2020, the World Health Organization characterized the global outbreak of the novel strain of coronavirus, COVID-19, as a “pandemic.” To limit the spread of COVID-19, governments have taken various actions including the issuance of stay-at-home orders and social distancing guidelines, causing some businesses to suspend operations and a reduction in demand for many products from direct or ultimate customers. Although many stay-at-home orders have expired and certain restrictions on conducting business have been lifted, the COVID-19 pandemic resulted in a widespread health crisis and a swift and unprecedented reduction in international and U.S. economic activity which, in turn, has adversely affected the demand for oil and natural gas and caused significant volatility and disruption of the financial markets.

In early March 2020, oil prices dropped sharply and continued to decline reaching negative levels. This was a result of multiple factors affecting the supply and demand in global oil and natural gas markets, including actions taken by OPEC members and other exporting nations impacting commodity price and production levels and a significant decrease in demand due to the ongoing COVID-19 pandemic. While OPEC members and certain other nations agreed in April 2020 to cut production, which helped to reduce a portion of the excess supply in the market and improve oil prices, there is no assurance that this agreement will continue or be observed by its parties, and downward pressure on commodity prices has continued and could continue for the foreseeable future. The Company cannot predict if or when commodity prices will stabilize and at what levels.

As a result of the reduction in crude oil demand caused by factors discussed above, Diamondback and other operators on properties in which we have mineral and royalty interests lowered their 2020 capital budgets and production guidance, curtailed near term production and reduced their rig count, all of which may be subject to further reductions or curtailments if the commodity markets and macroeconomic conditions do not improve or worsen. Although Diamondback and certain of our other operators have recently moved to restore curtailed production, actions taken by our operators in response to the COVID-19 pandemic and depressed commodity pricing environment have had and are expected to continue to have an adverse effect on our business, financial results and cash flows.

Based on the results of the quarterly ceiling test, we were not required to record an impairment on our proved oil and natural gas interests for the quarter ended June 30, 2020. If commodity prices fall below current levels, we may be required to record impairments in future periods and such impairments could be material. Further, if commodity prices fail to stabilize or decrease further, our production, proved reserves and cash flows will be adversely impacted. Our business may be also further adversely impacted by any pipeline capacity and storage constraints.

Given the dynamic nature of the events described above, we cannot reasonably estimate the period of time that the COVID-19 pandemic, the depressed commodity prices and the adverse macroeconomic will persist, the full extent of the impact they will have on our industry and our business, financial condition or cash flows, or the pace or extent of any subsequent recovery.

Acquisitions Update

We did not complete any acquisitions during the second quarter of 2020, leaving our footprint of mineral and royalty interests at a total of 24,714 royalty acres.

Cash Distribution Update

On July 29, 2020, the board of directors of our general partner declared a cash distribution for the three months ended June 30, 2020 of $0.03 per common unit. The distribution is payable on August 20, 2020 to eligible common unitholders of record at the close of business on August 13, 2020.

Production and Operational Update

During the second quarter of 2020, there was limited completion activity on our mineral and royalty acreage as our operators reacted quickly to oil price volatility by cutting capital expenditures and mostly ceasing completion activity. As a result, during the second quarter of 2020, we estimate that 134 gross (2.4 net 100% royalty interest) horizontal wells, in which we have an average royalty interest of 1.8% were turned to production on our existing acreage position with an average lateral length of 8,648 feet. Of these 134 gross wells, Diamondback is the operator of 14, in which we have an average royalty interest of 8.4%, and the remaining 120 gross wells, in which we have an average royalty interest of 1.1%, are operated by third parties.

Despite the continued depressed commodity price environment, there continues to be active development across our asset base, as there are currently 14 gross rigs operating on our mineral and royalty acreage, four of which are operated by Diamondback. Although visibility into third-party operators’ anticipated activity levels has increased in recent months, it remains limited and near-term activity is expected to be driven primarily by Diamondback operations. Diamondback has recently brought three completion crews back to work after taking an almost three-month break from all completion activity in the second quarter of 2020. During the second half of 2020, Diamondback expects to focus its completion activity on areas where we have significant mineral ownership, which we anticipate will allow our oil production to grow sequentially through the end of 2020. This activity should lead to strong fourth quarter 2020 exit rate production and demonstrates the differentiated relationship between us and Diamondback as compared to our mineral royalty peers and their operators.

The following table summarizes our gross well information as of July 14, 2020:

	As of July 14, 2020
	Diamondback Operated	Third Party Operated	Total
Horizontal wells turned to production:
Gross wells	14	120	134
Net 100% royalty interest wells	1.2	1.3	2.4
Average percent net royalty interest	8.4%	1.1%	1.8%

Horizontal producing well count:
Gross wells	1,079	3,401	4,480
Net 100% royalty interest wells	84.4	51.8	136.2
Average percent net royalty interest	7.8%	1.5%	3.0%

Horizontal active development well count(1):
Gross wells	66	419	485
Net 100% royalty interest wells	5.2	2.9	8.1
Average percent net royalty interest	7.9%	0.7%	1.7%

Line of sight wells(2):
Gross wells	74	366	440
Net 100% royalty interest wells	4.3	4.5	8.8
Average percent net royalty interest	5.8%	1.2%	2.0%

(1) The total 485 gross wells currently in the process of active development are those wells that have been spud and are expected to be turned to production within approximately the next six to eight months.
(2) The total 440 line-of-sight wells are those that are not currently in the process of active development, but for which Viper has reason to believe that they will be turned to production within approximately the next 15 to 18 months. The expected timing of these line-of-sight wells is based primarily on permitting by third party operators or Diamondback’s current expected completion schedule. Existing permits or active development of our royalty acreage does not ensure that those wells will be turned to production given the current depressed oil prices.

Results of Operations

The following table summarizes our revenue and expenses and production data for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Operating Results:
Operating income:
Royalty income	$32,444	$70,442	$109,273	$130,870
Lease bonus income	23	1,749	1,645	2,909
Other operating income	202	3	443	5
Total operating income	32,669	72,194	111,361	133,784
Costs and expenses:
Production and ad valorem taxes	3,110	4,389	9,257	8,081
Depletion	22,782	16,512	47,424	32,711
General and administrative expenses	1,683	1,723	4,349	3,418
Total costs and expenses	27,575	22,624	61,030	44,210
Income from operations	5,094	49,570	50,331	89,574
Other income (expense):
Interest expense, net	(7,669)	(2,713)	(16,632)	(7,262)
Loss on derivative instruments, net	(34,443)	—	(42,385)	—
Gain (loss) on revaluation of investment	3,443	50	(6,677)	3,642
Other income, net	519	547	923	1,203
Total other expense, net	(38,150)	(2,116)	(64,771)	(2,417)
(Loss) income before income taxes	(33,056)	47,454	(14,440)	87,157
Provision for (benefit from) income taxes	—	180	142,466	(34,428)
Net (loss) income	(33,056)	47,274	(156,906)	121,585
Net (loss) income attributable to non-controlling interest	(11,304)	45,009	7,015	85,541
Net (loss) income attributable to Viper Energy Partners LP	$(21,752)	$2,265	$(163,921)	$36,044

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Production Data:
Oil (MBbls)	1,315	1,202	2,902	2,349
Natural gas (MMcf)	2,685	1,640	5,344	3,512
Natural gas liquids (MBbls)	467	308	947	563
Combined volumes (MBOE)	2,230	1,783	4,740	3,497

Average daily oil volumes (BO/d)	14,453	13,205	15,947	12,978
Average daily combined volumes (BOE/d)	24,508	19,597	26,041	19,321

Average sales prices:
Oil ($/Bbl)	$21.00	$54.81	$34.39	$50.17
Natural gas ($/Mcf)(1)	$0.46	$(0.65)	$0.30	$0.79
Natural gas liquids ($/Bbl)	$7.69	$18.33	$8.32	$18.22
Combined ($/BOE)	$14.55	$39.50	$23.06	$37.42

Oil, hedged ($/Bbl)(2)	$22.39	$54.81	$35.03	$50.17
Natural gas, hedged ($/Mcf)(2)	$(1.01)	$(0.65)	$(0.53)	$0.79
Natural gas liquids ($/Bbl)(2)	$7.69	$18.33	$8.32	$18.22
Combined price, hedged ($/BOE)(2)	$13.60	$39.50	$22.52	$37.42

Average costs ($/BOE):
Production and ad valorem taxes	$1.39	$2.46	$1.95	$2.31
General and administrative - cash component	0.63	0.70	0.78	0.73
Total operating expense - cash	$2.02	$3.16	$2.73	$3.04

General and administrative - non-cash component	$0.13	$0.26	$0.14	$0.25
Interest expense, net	$3.44	$1.52	$3.51	$2.08
Depletion	$10.21	$9.26	$10.01	$9.35
(1)The average realized price of natural gas was calculated in accordance with the pricing terms under our operators’ natural gas delivery contracts, which are generally tied to the NYMEX price quoted at Henry Hub. Actual volumetric prices realized from the sale of natural gas, however, differ from the quoted NYMEX price as a result of quality and location differentials. During the second quarter of 2020, natural gas sold at the WAHA Hub in Pecos County, Texas averaged a differential of $(0.48) relative to the NYMEX price quoted at Henry Hub. Our operators may have varying terms under which they sell their natural gas, but we are primarily impacted by location differences resulting from supply and demand imbalances and limited takeaway capacity within the Permian Basin.
(2)Hedged prices reflect the impact of cash settlements on our matured commodity derivative transactions on our average sales prices. We did not have any derivative contracts prior to February of 2020.

Comparison of the Three Months Ended June 30, 2020 and 2019

Royalty Income

Our royalty income is a function of oil, natural gas liquids and natural gas production volumes sold and average prices received for those volumes.

The following table presents the impact of pricing and production changes on our royalty income for the three months ended June 30, 2020 and 2019:

	Change in prices	Production volumes(1)	Total net dollar effect of change
			(In thousands)
Effect of changes in price:
Oil	$(33.81)	1,315	$(44,473)
Natural gas	$1.11	2,685	2,993
Natural gas liquids	$(10.64)	467	(4,975)
Total income due to change in price			$(46,455)

	Change in production volumes(1)	Prior period average prices	Total net dollar effect of change
			(In thousands)
Effect of changes in production volumes:
Oil	113	$54.81	$6,227
Natural gas	1,045	$(0.65)	(685)
Natural gas liquids	159	$18.33	2,915
Total income due to change in production volumes			8,457
Total change in income			$(37,998)
(1)Production volumes are presented in MBbls for oil and natural gas liquids and MMcf for natural gas.

The impact of the decrease in average prices received during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 was partially offset by a 25% increase in combined volumes sold by our operators as compared to the three months ended June 30, 2019.

Production and Ad Valorem Taxes

The following table presents the production and ad valorem taxes for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020			2019
	Amount (in thousands)	Per BOE	Percentage of Royalty Income	Amount (in thousands)	Per BOE	Percentage of Royalty Income
Production taxes	$1,692	$0.76	5.2%	$3,208	$1.80	4.6%
Ad valorem taxes	1,418	0.63	4.4	1,181	0.66	1.7
Total production and ad valorem taxes	$3,110	$1.39	9.6%	$4,389	$2.46	6.3%

Production taxes as a percentage of royalty income for the three months ended June 30, 2020 compared to three months ended June 30, 2019 increased primarily due to prior period accrual adjustments. Ad valorem taxes as a percentage of royalty income for the three months ended June 30, 2020 compared to three months ended June 30, 2019 increased due to a decrease in sales revenues as compared to an increase in ad valorem taxes caused by an increase in the valuation of oil and natural gas interests quarter over quarter primarily due to acquisitions and drilling activity.

Depletion

The $6.3 million, or 38%, increase in depletion expense for the three months ended June 30, 2020 compared to the same period in 2019 was due primarily to an increase in the depletion rate to $10.21 for the three months ended June 30, 2020 compared to $9.26 for the three months ended June 30, 2019, which largely resulted from higher production levels and an increase in net book value on new reserves added to the depletion base.

Net Interest Expense

Net interest expense for the three months ended June 30, 2020 and 2019 was $7.7 million and $2.7 million, respectively. The increase of $5.0 million in net interest expense for three months ended June 30, 2020 as compared to 2019 was due primarily to additional interest incurred on the Notes which were issued in October 2019.

Derivative Instruments

We recorded a loss on derivative instruments for the three months ended June 30, 2020 of $34.4 million, which includes cash payments of $2.1 million on settlements of commodity derivative contracts during the period. We had no derivative instruments during the three months ended June 30, 2019. We are required to recognize all derivative instruments on our balance sheet as either assets or liabilities measured at fair value. We have not designated our derivative instruments as hedges for accounting purposes. As a result, we mark our derivative instruments to fair value and recognize the cash and non-cash changes in fair value on derivative instruments in our consolidated statements of operations under the line item captioned “Loss on derivative instruments, net.”

Comparison of the Six Months Ended June 30, 2020 and 2019

Royalty Income

Our royalty income is a function of oil, natural gas liquids and natural gas production volumes sold and average prices received for those volumes.

The following table presents the impact of pricing and production changes on our royalty income for the six months ended June 30, 2020 and 2019:

	Change in prices	Production volumes(1)	Total net dollar effect of change
			(In thousands)
Effect of changes in price:
Oil	$(15.78)	2,902	$(45,789)
Natural gas	$(0.49)	5,344	(2,630)
Natural gas liquids	$(9.90)	947	(9,370)
Total income due to change in price			$(57,789)

	Change in production volumes(1)	Prior period average prices	Total net dollar effect of change
			(In thousands)
Effect of changes in production volumes:
Oil	553	$50.17	$27,756
Natural gas	1,832	$0.79	1,443
Natural gas liquids	384	$18.22	6,993
Total income due to change in production volumes			36,192
Total change in income			$(21,597)
(1)Production volumes are presented in MBbls for oil and natural gas liquids and MMcf for natural gas.

The impact of the decrease in average prices received during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 was partially offset by a 36% increase in combined volumes sold by our operators as compared to the six months ended June 30, 2019.

Production and Ad Valorem Taxes

The following table presents the production and ad valorem taxes for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020			2019
	Amount (in thousands)	Per BOE	Percentage of Royalty Income	Amount (in thousands)	Per BOE	Percentage of Royalty Income
Production taxes	$5,267	$1.11	4.8%	$6,216	$1.78	4.7%
Ad valorem taxes	3,990	0.84	3.7%	1,865	0.53	1.4%
Total production and ad valorem taxes	$9,257	$1.95	8.5%	$8,081	$2.31	6.1%

Production taxes as a percentage of royalty income for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 remained relatively flat. Ad valorem taxes as a percentage of royalty income for the six months ended June 30, 2020 compared to six months ended June 30, 2019 increased due to a decrease in sales revenues as compared to an increase in ad valorem taxes caused by an increase in the valuation of oil and natural gas interests year over year primarily due to acquisitions and drilling activity.

Depletion

The $14.7 million, or 45%, increase in depletion expense for the six months ended June 30, 2020 compared to the same period in 2019 was due primarily to an increase in the depletion rate to $10.01 for the six months ended June 30, 2020 compared to $9.35 for the six months ended June 30, 2019, which largely resulted from higher production levels and an increase in net book value on new reserves added to the depletion base.

General and Administrative Expenses

General and administrative expenses primarily reflect costs associated with being a publicly traded limited partnership, unit-based compensation and amounts reimbursed to our general partner under our partnership agreement. For the six months ended June 30, 2020 and 2019, we incurred general and administrative expenses of $4.3 million and $3.4 million, respectively. The increase of $0.9 million during the six months ended June 30, 2020 was primarily due to increases in amounts allocated from our general partner under our partnership agreement, higher software license fees, bad debt expense and higher legal expenses in 2020. These increases were partially offset by decreases in partnership tax compliance and K-1 preparation fees and unit-based compensation.

Net Interest Expense

Net interest expense for the six months ended June 30, 2020 and 2019 was $16.6 million and $7.3 million, respectively. The increase of $9.3 million was due to increased borrowings and a higher interest rate during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, as a result of issuing the Notes during the fourth quarter of 2019. This increase was partially offset by repayments of the borrowings under the Operating Company’s revolving credit facility.

Derivative Instruments

We recorded a loss on derivative instruments for the six months ended June 30, 2020 of $42.4 million, which includes cash payments of $2.6 million on settlements of commodity derivative contracts during the period. We had no derivative instruments during the six months ended June 30, 2019. We are required to recognize all derivative instruments on our balance sheet as either assets or liabilities measured at fair value. We have not designated our derivative instruments as hedges for accounting purposes. As a result, we mark our derivative instruments to fair value and recognize the cash and non-cash changes in fair value on derivative instruments in our consolidated statements of operations under the line item captioned “Loss on derivative instruments, net.”

Provision for (Benefit from) Income Taxes

We recorded an income tax expense of $142.5 million and income tax benefit of $34.4 million for the six months ended June 30, 2020 and 2019, respectively. The change in our income tax provision was primarily due to the application of a valuation allowance on our deferred tax assets during the six months ended June 30, 2020, and the revision during the six months ended June 30, 2019 of estimated deferred taxes recognized as a result of our change in federal income tax status. The total income tax provision for the six months ended June 30, 2020 differed from amounts computed by applying the federal statutory tax rate to pre-tax loss for the period primarily due to impact of recording a valuation allowance on our deferred tax assets and net income attributable to the non-controlling interest. See Note 9—Income Taxes for further details.

Non-GAAP Financial Measures

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

We define Adjusted EBITDA as net (loss) income plus interest expense, net, non-cash unit-based compensation expense, depletion expense, (loss) gain on revaluation of investment, non-cash loss on derivative instruments, gain on extinguishment of debt and provision for (benefit from) income taxes. Adjusted EBITDA is not a measure of net (loss) income as determined by GAAP. We exclude the items listed above from net (loss) income in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as historic costs of depreciable assets, none of which are components of Adjusted EBITDA.

Adjusted EBITDA should not be considered an alternative to, or more meaningful than, net income, royalty income, cash flow from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Our computations of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies.

The following table presents a reconciliation of Adjusted EBITDA to net (loss) income, our most directly comparable GAAP financial measure for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Net (loss) income	$(33,056)	$47,274	$(156,906)	$121,585
Interest expense, net	7,669	2,713	16,632	7,262
Non-cash unit-based compensation expense	283	472	670	877
Depletion	22,782	16,512	47,424	32,711
(Gain) loss on revaluation of investment	(3,443)	(50)	6,677	(3,642)
Non-cash loss on derivative instruments, net	32,342	—	39,831	—
Gain on extinguishment of debt	(14)	—	(14)	—
Provision for (benefit from) income taxes	—	180	142,466	(34,428)
Consolidated Adjusted EBITDA	26,563	67,101	96,780	124,365
Less: Adjusted EBITDA attributable to non-controlling interest	15,198	35,983	55,373	66,691
Adjusted EBITDA attributable to Viper Energy Partners LP	$11,365	$31,118	$41,407	$57,674

Liquidity and Capital Resources

Overview

Our primary sources of liquidity have been cash flows from operations, proceeds from equity offerings and borrowings under our credit agreement. Our primary uses of cash have been, and are expected to continue to be, distributions to our unitholders and capital expenditures for the acquisition of our mineral interests and royalty interests in oil and natural gas properties. We intend to finance potential future acquisitions through a combination of cash on hand, borrowings under our credit agreement, issuance of common units to the sellers and, subject to market conditions and other factors, proceeds from one or more capital market transactions, which may include debt or equity offerings. Our ability to generate cash is subject to several factors, some of which are beyond our control, including commodity prices and general economic, financial, competitive, legislative, regulatory and other factors, including weather. Continued prolonged volatility in the capital, financial and/or credit markets due to the COVID-19 pandemic, the depressed commodity markets and/or adverse macroeconomic conditions, may limit our access to, or increase our cost of, capital or make capital unavailable on terms acceptable to us or at all.

Cash Distributions

Beginning with the first quarter of 2020, the board of directors of our general partner revised the distribution policy pursuant to which the Operating Company now distributes 25% of the available cash it generates each quarter to its unitholders (including us), and pursuant to which we in turn distribute all of the available cash we receive from the Operating Company to our common unitholders. Our available cash, and the available cash of the Operating Company, for each quarter is determined by the board of directors of our general partner following the end of such quarter. The Operating Company’s available cash generally equals its Adjusted EBITDA for the quarter, less cash needed for debt service and other contractual obligations and fixed charges and reserves for future operating or capital needs that the board of directors of our general partner deems necessary or appropriate, if any. Our available cash for each quarter generally equals our Adjusted EBITDA (which is our proportional share of the available cash of the Operating Company for the quarter), less cash needed for the payment of income taxes by us, if any, and the preferred distribution. Immediately prior to the adoption of this policy, the Operating Company’s policy was to distribute all of its available cash quarterly to its unitholders rather than 25%. The distribution policy was changed to enable the Operating Company to retain cash flow to help strengthen our balance sheet.

On July 29, 2020, the board of directors of our general partner approved a cash distribution for the second quarter of 2020 of $0.03 per common unit, payable on August 20, 2020, to eligible unitholders of record at the close of business on August 13, 2020.

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

Cash Flows

The following table presents our cash flows for the periods indicated:

	Six Months Ended June 30,
	2020	2019

	(In thousands)
Cash Flow Data:
Net cash provided by operating activities	$115,863	$101,720
Net cash used in investing activities	(65,272)	(138,446)
Net cash (used in) provided by financing activities	(44,530)	26,854
Net increase (decrease) in cash	$6,061	$(9,872)

Operating Activities

Our operating cash flow is sensitive to many variables, the most significant of which are the volatility of prices for oil and natural gas and the volume of oil and natural gas sold by our producers. Prices for these commodities are determined primarily by prevailing market conditions. Regional and worldwide economic activity, weather and other substantially variable factors influence market conditions for these products. These factors are beyond our control and are difficult to predict. The increase in net cash provided by operating activities during the six months ended June 30, 2020, was primarily due to changes in our working capital accounts, and most notably, in our accounts receivable. This increase was partially offset by a decrease in revenues as discussed in “—Results of Operations” above, and an increase in cash paid for interest on our debt due to the issuance of the Notes in the fourth quarter of 2019, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, respectively.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2020 and 2019, was related to acquisitions of oil and natural gas interests and land.

Financing Activities

Net cash used in financing activities during the six months ended June 30, 2020, was primarily related to distributions of $87.3 million to our unitholders and by repurchases of the Notes totaling $13.8 million, net of discounts during the second quarter of 2020. These reductions were partially offset by net proceeds from borrowing activity under the Operating Company’s revolving credit facility of $57.0 million.

Net cash provided by financing activities during the six months ended June 30, 2019, was primarily related to net proceeds from our public offering of common units of $340.6 million, partially offset by net repayments of $198.5 million on borrowings under the Operating Company’s revolving credit facility and distributions of $114.7 million to our unitholders during that period.

Indebtedness

The Operating Company’s Revolving Credit Facility

On July 20, 2018, we, as guarantor, entered into an amended and restated credit agreement with the Operating Company, as borrower, Wells Fargo, as administrative agent, and the other lenders. The credit agreement, as amended to date, provides for a revolving credit facility in the maximum credit amount of $2.0 billion, with a borrowing base of $580.0 million as of June 30, 2020, and a maturity date of November 1, 2022. The Operating Company had $153.5 million of outstanding borrowings and $426.5 million available for future borrowings under the Operating Company’s revolving credit facility as of June 30, 2020. The next semi-annual redetermination is scheduled to occur in November 2020.

As of June 30, 2020, the Operating Company was in compliance with the financial maintenance covenants under its credit agreement.

Notes Offering

On October 16, 2019, we issued our 5.375% Senior Notes due 2027 in the aggregate principal amount of $500.0 million in a notes offering (which we refer to as the Notes Offering) under an indenture, dated as of October 16, 2019, among the Partnership, as issuer, the Operating Company, as guarantor and Wells Fargo Bank, National Association, as trustee, which we refer to as the Indenture. We received net proceeds of approximately $490.0 million from the Notes Offering. We loaned the gross proceeds of the Notes Offering to the Operating Company. The Operating Company used the proceeds from the Notes Offering to repay then outstanding borrowings under its revolving credit facility. Interest on the Notes accrues at a rate of 5.375% per annum on the outstanding principal amount thereof from October 16, 2019, payable semi-annually on May 1 and November 1 of each year, commencing on May 1, 2020. The Notes will mature on November 1, 2027.

During the second quarter of 2020, we repurchased $14.1 million of the outstanding principal of the Notes at a cash price ranging from 97.5% to 98.5% of the aggregate principal amount, which resulted in an immaterial gain on extinguishment of debt. As of June 30, 2020, $485.9 million in aggregate principal amount of the Notes remained outstanding. After the second quarter of 2020, we repurchased $6.0 million of the principal outstanding of the Notes at a cash price of 98.5% of the aggregate principal amount, which resulted in an immaterial gain on extinguishment of debt. As of July 31, 2020, the remaining outstanding principal amount of Notes totaled $479.9 million.

Note 6—Debt included in Notes to the Consolidated Financial Statements included elsewhere in this Form 10-Q.

Contractual Obligations

Other than the changes in our outstanding debt discussed in Note 6—Debt, and Note 13—Subsequent Events included in “Part I, Item 1—Consolidated Financial Statements” in this report, there were no material changes in our contractual obligations and other commitments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Commodity Price Risk

Our major market risk exposure is in the pricing applicable to the oil and natural gas production of our operators. Realized prices are driven primarily by the prevailing worldwide price for crude oil and prices for natural gas in the United States. Both crude oil and natural gas realized prices are also impacted by the quality of the product, supply and demand balances in local physical markets and the availability of transportation to demand centers. Pricing for oil and natural gas production has been historically volatile and unpredictable and the prices that our operators receive for production depend on many factors outside of our or their control. Oil, natural gas liquids and natural gas prices have historically been volatile. Further, oil prices dropped sharply in early March 2020 and then continued to decline reaching negative levels. This was as a result of multiple factors affecting supply and demand in the global oil and gas markets, including actions taken by OPEC members and other exporting nations and impacting commodity price and production levels and a significant decrease in demand due to the ongoing COVID-19 pandemic, which resulted in a widespread health and economic crisis. While OPEC members and certain other nations agreed in April of 2020 to cut production, which helped to reduce a portion of the excess supply in the market and improve oil prices, there is no assurance that this agreement will continue or be observed by its parties, and downward pressure on commodity prices has continued and could continue for the foreseeable future. We cannot predict if or when commodity prices will stabilize and at what levels.

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

At June 30, 2020, we had a net liability derivative position related to our commodity price derivatives of $39.8 million, related to our price swap, price basis swap derivatives and costless collars. We did not have any derivative contracts prior to February 2020. Utilizing actual derivative contractual volumes under our fixed price swaps as of June 30, 2020, a 10% increase in forward curves associated with the underlying commodity would have increased the net liability position to $46.2 million, an increase of $6.4 million, while a 10% decrease in forward curves associated with the underlying commodity would have decreased the net liability derivative position to $33.4 million, a decrease of $6.4 million. However, any cash derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument.

Credit Risk

We are subject to risk resulting from the concentration of royalty income in producing oil and natural gas interests and receivables with a limited number of significant purchasers and producers. We do not require collateral and the failure or inability of our significant purchasers to meet their obligations to us due to their liquidity issues, bankruptcy, insolvency or liquidation may adversely affect our financial results. The ongoing COVID-19 pandemic, depressed commodity pricing environment and adverse macroeconomic conditions may enhance our purchaser credit risk.

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on our indebtedness under the Operating Company’s credit agreement. The terms of the credit agreement provide for interest on borrowings at a floating rate equal to an alternative base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.50% and 3-month LIBOR plus 1.0%) or LIBOR, in each case plus the applicable margin. The applicable margin ranges from 0.75% to 1.75% in the case of the alternative base rate and from 1.75% to 2.75% in the case of LIBOR, in each case depending on the amount of the loan outstanding in relation to the borrowing base. We entered into this credit agreement on July 8, 2014, as subsequently amended, and as of June 30, 2020, we had $153.5 million in outstanding borrowings. During the three and six months ended June 30, 2020, the weighted average interest rates on the Operating Company’s revolving credit facility were 2.41% and 2.82%, respectively.

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

As of June 30, 2020, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer of our general partner have concluded that as of June 30, 2020, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

As of the date of this filing, we continue to be subject to the risk factors previously disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 18, 2020, and in Part II, Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, filed with the SEC on May 8, 2020. Depending on the duration of the COVID-19 pandemic and its severity and related economic repercussions, however, the negative impact of many of the risks discussed in such reports may be heightened or exacerbated. For a discussion of the recent trends and uncertainties impacting our business, see also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—COVID-19 and Recent Collapse in Commodity Prices” and “—Production and Operational Update.”

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

10.1
Fifth Amendment to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of May 11, 2020, among Viper Energy Partners LLC, as borrower, Viper Energy Partners LP, as parent guarantor, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Partnership’s Current Report on Form 8-K (File 001-36505) filed on May 15, 2020).

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

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Changes in Unitholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Condensed Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIPER ENERGY PARTNERS LP

		By:	VIPER ENERGY PARTNERS GP LLC
its General Partner

Date:	August 5, 2020	By:	/s/ Travis D. Stice
Travis D. Stice
Chief Executive Officer

Date:	August 5, 2020	By:	/s/ Teresa L. Dick
Teresa L. Dick
Chief Financial Officer