Form 10-Q
period 2020-09-30
Viper Energy Partners LP
filed 2020-11-05
CIK 1602065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2020
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

As of October 30, 2020, the registrant had outstanding 67,862,281 common units representing limited partner interests and 90,709,946 Class B units representing limited partner interests.

VIPER ENERGY PARTNERS LP
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2020

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Various statements contained in this report that express a belief, expectation, or intention, or that are not statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements, other than statements of historical fact, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. In particular, the factors discussed in this report, including those detailed under “Part II. Item 1A. Risk Factors” in this report, our Annual Report on Form 10-K for the year ended December 31, 2019 could affect our actual results and cause our actual results to differ materially from expectations, estimates or assumptions expressed, forecasted or implied in such forward-looking statements. Unless the context requires otherwise, references to “we,” “us,” “our” or “the Partnership” are intended to mean the business and operations of the Partnership and its consolidated subsidiary, Viper Energy Partners LLC (the “Operating Company”).

Forward-looking statements may include statements about:
•the volatility of realized oil and natural gas prices and the extent and duration of price reductions and increased production by the Organization of the Petroleum Exporting Countries, or OPEC, members and other oil exporting nations;
•the threat, occurrence, potential duration or other implications of epidemic or pandemic diseases, including the ongoing COVID-19 pandemic, or any government responses to such threat, occurrence or pandemic;
•logistical challenges and the supply chain disruptions during the ongoing COVID-19 pandemic;
•changes in general economic, business or industry conditions;
•conditions in the capital, financial and credit markets;
•conditions of the U.S. oil and natural gas industry and the effect of U.S. energy, monetary and trade policies;
•U.S. and global economic conditions and political and economic developments, including the outcome of the recent U.S. presidential election and resulting energy and environmental policies;
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
•civil unrest, terrorist attacks and cyber threats;
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
v

PART I. FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Viper Energy Partners LP
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2020	2019
	(In thousands, except unit amounts)
Assets
Current assets:
Cash and cash equivalents	$7,374	$3,602
Royalty income receivable (net of allowance for credit losses)	32,108	58,089
Royalty income receivable—related party	14,911	10,576
Other current assets	371	397
Total current assets	54,764	72,664
Property:
Oil and natural gas interests, full cost method of accounting ($1,452,248 and $1,551,767 excluded from depletion at September 30, 2020 and December 31, 2019, respectively)	2,930,869	2,868,459
Land	5,688	5,688
Accumulated depletion and impairment	(398,678)	(326,474)
Property, net	2,537,879	2,547,673
Deferred tax asset (net of allowance)	—	142,466
Other assets	8,057	22,823
Total assets	$2,600,700	$2,785,626
Liabilities and Unitholders’ Equity
Current liabilities:
Accounts payable	$95	$—
Accounts payable—related party	—	150
Accrued liabilities	20,831	13,282
Derivative instruments	23,263	—
Total current liabilities	44,189	13,432
Long-term debt, net	597,880	586,774
Derivative instruments	5,487	—
Total liabilities	647,556	600,206
Commitments and contingencies (Note 12)
Unitholders’ equity:
General partner	829	889
Common units (67,850,632 units issued and outstanding as of September 30, 2020 and 67,805,707 units issued and outstanding as of December 31, 2019)	725,625	929,116
Class B units (90,709,946 units issued and outstanding as of September 30, 2020 and December 31, 2019)	1,055	1,130
Total Viper Energy Partners LP unitholders’ equity	727,509	931,135
Non-controlling interest	1,225,635	1,254,285
Total equity	1,953,144	2,185,420
Total liabilities and unitholders’ equity	$2,600,700	$2,785,626

See accompanying notes to condensed consolidated financial statements.

Viper Energy Partners LP
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands, except per unit amounts)
Operating income:
Royalty income	$62,584	$71,080	$171,857	$201,950
Lease bonus income	40	698	1,685	3,607
Other operating income	318	10	761	15
Total operating income	62,942	71,788	174,303	205,572
Costs and expenses:
Production and ad valorem taxes	5,049	4,731	14,306	12,812
Depletion	24,780	18,697	72,204	51,408
General and administrative expenses	1,811	1,805	6,160	5,223
Total costs and expenses	31,640	25,233	92,670	69,443
Income from operations	31,302	46,555	81,633	136,129
Other income (expense):
Interest expense, net	(8,238)	(3,827)	(24,870)	(11,089)
Gain (loss) on derivative instruments, net	(5,084)	—	(47,469)	—
Gain (loss) on revaluation of investment	(1,984)	336	(8,661)	3,978
Other income, net	188	553	1,111	1,756
Total other expense, net	(15,118)	(2,938)	(79,889)	(5,355)
Income (loss) before income taxes	16,184	43,617	1,744	130,774
Provision for (benefit from) income taxes	—	(7,480)	142,466	(41,908)
Net income (loss)	16,184	51,097	(140,722)	172,682
Net income (loss) attributable to non-controlling interest	16,948	43,151	23,963	128,692
Net income (loss) attributable to Viper Energy Partners LP	$(764)	$7,946	$(164,685)	$43,990

Net income (loss) attributable to common limited partner units:
Basic	$(0.01)	$0.13	$(2.43)	$0.73
Diluted	$(0.01)	$0.13	$(2.43)	$0.73
Weighted average number of common limited partner units outstanding:
Basic	67,847	62,645	67,832	60,267
Diluted	67,847	62,678	67,832	60,296

See accompanying notes to condensed consolidated financial statements.

Viper Energy Partners LP
Condensed Consolidated Statements of Changes to Unitholders' Equity
(Unaudited)

	Limited Partners				General Partner	Non-Controlling Interest
	Common		Class B		Amount	Amount
	Units	Amount	Units	Amount			Total
	(In thousands)
Balance at December 31, 2019	67,806	$929,116	90,710	$1,130	$889	$1,254,285	$2,185,420
Unit-based compensation	42	387	—	—	—	—	387
Distribution equivalent rights payments	—	(20)	—	—	—	—	(20)
Distributions to public	—	(30,194)	—	—	—	—	(30,194)
Distributions to Diamondback	—	(329)	—	(25)	—	(40,819)	(41,173)
Distributions to General Partner	—	—	—	—	(20)	—	(20)
Units repurchased for tax withholding	(17)	(383)	—	—	—	—	(383)
Net income (loss)	—	(142,169)	—	—	—	18,319	(123,850)
Balance at March 31, 2020	67,831	756,408	90,710	1,105	869	1,231,785	1,990,167
Unit-based compensation	—	283	—	—	—	—	283
Distribution equivalent rights payments	—	(4)	—	—	—	—	(4)
Distributions to public	—	(6,710)	—	—	—	—	(6,710)
Distributions to Diamondback	—	(76)	—	(25)	—	(9,074)	(9,175)
Distributions to General Partner	—	—	—	—	(20)	—	(20)
Net income (loss)	—	(21,752)	—	—	—	(11,304)	(33,056)
Balance at June 30, 2020	67,831	728,149	90,710	1,080	849	1,211,407	1,941,485
Unit-based compensation	20	275	—	—	—	—	275
Distribution equivalent rights payments	—	(2)	—	—	—	—	(2)
Distributions to public	—	(2,013)	—	—	—	—	(2,013)
Distributions to Diamondback	—	(19)	—	(25)	—	(2,720)	(2,764)
Distributions to General Partner	—	—	—		(20)	—	(20)
Units repurchased for tax withholding	—	(1)	—	—	—	—	(1)
Net income (loss)	—	(764)	—	—	—	16,948	16,184
Balance at September 30, 2020	67,851	$725,625	90,710	$1,055	$829	$1,225,635	$1,953,144

See accompanying notes to condensed consolidated financial statements.

Viper Energy Partners LP
Condensed Consolidated Statements of Changes to Unitholders' Equity - Continued
(Unaudited)

	Limited Partners				General Partner	Non-Controlling Interest
	Common		Class B		Amount	Amount
	Units	Amount	Units	Amount			Total
	(In thousands)
Balance at December 31, 2018	51,654	$540,112	72,419	$990	$1,000	$694,940	$1,237,042
Net proceeds from the issuance of common units - public	10,925	340,648	—	—	—	—	340,648
Unit-based compensation	60	405	—	—	—	—	405
Distributions to public	—	(25,970)	—	—	—	—	(25,970)
Distributions to Diamondback	—	(392)	—	—	—	(36,934)	(37,326)
Distributions to General Partner	—	(20)	—	—	—	—	(20)
Change in ownership of consolidated subsidiaries, net	—	(71,195)	—	—	—	90,120	18,925
Units repurchased for tax withholding	(11)	(353)	—	—	—	—	(353)
Net income (loss)	—	33,779	—	—	—	40,532	74,311
Balance at March 31, 2019	62,628	817,014	72,419	990	1,000	788,658	1,607,662
Offering costs	—	(9)	—	—	—	—	(9)
Unit-based compensation	—	472	—	—	—	—	472
Distributions to public	—	(23,521)	—	—	—	—	(23,521)
Distributions to Diamondback	—	(298)	—	—	—	(27,519)	(27,817)
Distributions to General Partner	—	(20)	—	—	—	—	(20)
Net income (loss)	—	2,265	—	—	—	45,009	47,274
Balance at June 30, 2019	62,628	795,903	72,419	990	1,000	806,148	1,604,041
Unit-based compensation	21	449	—	—	—	—	449
Distributions to public	—	(29,099)	—	—	—	—	(29,099)
Distributions to Diamondback	—	(364)	—	—	—	(34,036)	(34,400)
Distributions to General Partner	—	(20)	—	—	—	—	(20)
Net income (loss)	—	7,946	—	—	—	43,151	51,097
Balance at September 30, 2019	62,649	$774,815	72,419	$990	$1,000	$815,263	$1,592,068

See accompanying notes to condensed consolidated financial statements.

Viper Energy Partners LP
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(140,722)	$172,682
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for (benefit from) income taxes	142,466	(42,077)
Depletion	72,204	51,408
(Gain) loss on derivative instruments, net	47,469	—
Net cash payments on derivatives	(18,718)	—
(Gain) loss on extinguishment of debt	6	—
(Gain) loss on revaluation of investment	8,661	(3,978)
Amortization of debt issuance costs	1,730	676
Non-cash unit-based compensation	945	1,326
Changes in operating assets and liabilities:
Royalty income receivable	25,981	(4,465)
Royalty income receivable—related party	(4,335)	(10,544)
Accounts payable and accrued liabilities	7,644	(821)
Accounts payable—related party	(150)	—
Income tax payable	—	169
Other current assets	25	(148)
Net cash provided by (used in) operating activities	143,206	164,228
Cash flows from investing activities:
Acquisitions of oil and natural gas interests	(64,508)	(319,696)
Funds held in escrow	—	(7,500)
Proceeds from sale of assets	2,098	—
Proceeds from the sale of investments	5,262	—
Net cash provided by (used in) investing activities	(57,148)	(327,196)
Cash flows from financing activities:
Proceeds from borrowings under credit facility	95,000	368,000
Repayment on credit facility	(65,000)	(369,500)
Debt issuance costs	(90)	(349)
Repayment of senior notes	(19,697)	—
Proceeds from public offerings	—	340,860
Public offering costs	—	(221)
Units purchased for tax withholding	(384)	(353)
Distributions to General Partner	(60)	(60)
Distributions to public	(38,943)	(78,590)
Distributions to Diamondback	(53,112)	(99,543)
Net cash provided by (used in) financing activities	(82,286)	160,244
Net increase (decrease) in cash	3,772	(2,724)
Cash and cash equivalents at beginning of period	3,602	22,676
Cash and cash equivalents at end of period	$7,374	$19,952

Supplemental disclosure of cash flow information:
Interest paid	$19,196	$10,882

See accompanying notes to condensed consolidated financial statements.

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

As of September 30, 2020, Viper Energy Partners GP LLC (the “General Partner”), held a 100% general partner interest in the Partnership and Diamondback Energy, Inc. (“Diamondback”) beneficially owned an approximate 58% of the Partnership’s total limited partner units outstanding. Diamondback owns and controls the General Partner.

Basis of Presentation

The accompanying condensed consolidated financial statements and related notes thereto were prepared in accordance with GAAP. All material intercompany balances and transactions have been eliminated upon consolidation.

These condensed consolidated financial statements have been prepared by the Partnership without audit, pursuant to the rules and regulations of the SEC. They reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to SEC rules and regulations, although the Partnership believes the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with the Partnership’s most recent Annual Report on Form 10–K for the fiscal year ended December 31, 2019, which contains a summary of the Partnership’s significant accounting policies and other disclosures.

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

Making accurate estimates and assumptions is particularly difficult as the oil and gas industry experiences challenges resulting from negative pricing pressure from the effects of COVID-19 and actions by OPEC members and other exporting nations on the supply and demand in global oil and natural gas markets. Many companies in the oil and natural gas industry have changed near term business plans in response to changing market conditions. The aforementioned circumstances generally increase uncertainty in the Partnership’s accounting estimates, particularly those involving financial forecasts.

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

The Partnership adopted Accounting Standards Update (“ASU”) 2016-13 and the subsequent applicable modifications to the rule on January 1, 2020. Accounts receivable are stated at amounts due from purchasers, net of an allowance for expected losses as estimated by the Partnership when collection is deemed doubtful. Accounts receivable outstanding longer than the contractual payment terms are considered past due. The Partnership determines its allowance by considering a number of factors, including the Partnership’s previous loss history, the debtor’s current ability to pay its obligation to the Partnership, the condition of the general economy and the industry as a whole. The Partnership writes off specific accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for expected losses. The adoption of ASU 2016-13 did not result in a material change to the Partnership’s allowance, and no cumulative-effect adjustment was made to beginning unitholders’ equity. At September 30, 2020, the Partnership recorded an immaterial allowance for expected losses and did not record such an allowance at December 31, 2019.

Derivative Instruments

The Partnership is required to recognize its derivative instruments on the condensed consolidated balance sheets as assets or liabilities at fair value with such amounts classified as current or long-term based on their anticipated settlement dates. The accounting for the changes in fair value of a derivative depends on the intended use of the derivative and resulting designation. The Partnership has not designated its derivative instruments as hedges for accounting purposes and, as a result, marks its derivative instruments to fair value and recognizes the cash and non-cash change in fair value on derivative instruments for each period in the condensed consolidated statements of operations.

Accrued Liabilities

Accrued liabilities consist of the following:

	September 30,	December 31,
	2020	2019
	(In thousands)
Interest payable	$10,771	$6,718
Ad valorem taxes payable	5,186	5,632
Derivatives instruments payable	4,731	—
Other	143	932
Total accrued liabilities	$20,831	$13,282

Non-controlling Interest

Non-controlling interest in the accompanying condensed consolidated financial statements represents Diamondback’s ownership in the net assets of the Operating Company. When Diamondback’s relative ownership interest in the Operating Company changes, adjustments to non-controlling interest and common unitholder’s equity, tax effected, will occur. Because these changes in the Partnership’s ownership interest in the Operating Company did not result in a change of control, the transactions were accounted for as equity transactions under ASC Topic 810, “Consolidation.” This guidance requires that any differences between the carrying value of the Partnership’s basis in the Operating Company and the fair value of the consideration received are recognized directly in equity and attributed to the controlling interest.

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

The following table disaggregates the Partnership’s total royalty income by product type:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Oil income	$53,595	$64,829	$153,412	$182,679
Natural gas income	3,331	2,181	4,909	4,946
Natural gas liquids income	5,658	4,070	13,536	14,325
Total royalty income	$62,584	$71,080	$171,857	$201,950

4.    ACQUISITIONS

2020 Activity

During the nine months ended September 30, 2020, the Partnership acquired, from unrelated third-party sellers, mineral and royalty interests representing 4,948 gross (410 net royalty) acres in the Permian Basin for an aggregate purchase price of approximately $63.4 million, subject to post-closing adjustments. The Partnership funded these acquisitions with cash on hand and borrowings under the Operating Company’s revolving credit facility.

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

Other Recent Acquisitions

In addition, during the year ended December 31, 2019, the Partnership acquired, from unrelated third-party sellers, mineral and royalty interests representing 136,012 gross (2,607 net royalty) acres for an aggregate of approximately $343.7 million. The Partnership funded these acquisitions with cash on hand, a portion of the net proceeds from its first quarter 2019 offering of common units and borrowings under the Operating Company’s revolving credit facility.

5.    OIL AND NATURAL GAS INTERESTS

Oil and natural gas interests include the following:

	September 30,	December 31,
	2020	2019

	(In thousands)
Oil and natural gas interests:
Subject to depletion	$1,478,621	$1,316,692
Not subject to depletion	1,452,248	1,551,767
Gross oil and natural gas interests	2,930,869	2,868,459
Accumulated depletion and impairment	(398,678)	(326,474)
Oil and natural gas interests, net	2,532,191	2,541,985
Land	5,688	5,688
Property, net of accumulated depletion and impairment	$2,537,879	$2,547,673

As of September 30, 2020 and December 31, 2019, the Partnership had mineral and royalty interests representing 24,696 and 24,304 net royalty acres, respectively.

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)

Under the full cost method of accounting, the Partnership is required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of the proved oil and gas interests. After performing the ceiling test for the quarter ended September 30, 2020, the Partnership was not required to record an impairment. If the trailing 12-month commodity prices continue to fall as compared to the commodity prices used in prior quarters, the Partnership will have write-downs in subsequent quarters, which may be material.

6.    DEBT

Long-term debt consisted of the following as of the dates indicated:

	September 30,	December 31,
	2020	2019
	(In thousands)
5.375% Senior Notes due 2027	$479,938	$500,000
Revolving credit facility	126,500	96,500
Unamortized debt issuance costs	(2,133)	(2,458)
Unamortized discount	(6,425)	(7,268)
Total long-term debt	$597,880	$586,774

2027 Senior Notes

On October 16, 2019, the Partnership completed an offering (the “Notes Offering”) of $500.0 million in aggregate principal amount of its 5.375% Senior Notes due 2027 (the “Notes”). The Partnership received net proceeds of approximately $490.0 million from the Notes Offering. The Partnership loaned the gross proceeds to the Operating Company. The Operating Company used the proceeds from the Notes Offering to pay down borrowings under its revolving credit facility. During the three and nine months ended September 30, 2020, the Partnership repurchased $6.0 million and $20.1 million, respectively, of the outstanding principal of the Notes at a cash price ranging from 97.5% to 98.5% of the aggregate principal amount, which resulted in an immaterial gain on extinguishment of debt. As of September 30, 2020, the remaining outstanding principal amount of the Notes totaled $479.9 million and will mature on November 1, 2027.

The Operating Company’s Revolving Credit Facility

On July 20, 2018, the Partnership, as guarantor, entered into an amended and restated credit agreement with the Operating Company, as borrower, Wells Fargo National Bank (“Wells Fargo”), as administrative agent, and the other lenders. The credit agreement, as amended to date, provides for a revolving credit facility in the maximum credit amount of $2.0 billion and a borrowing base based on the Operating Company’s oil and natural gas reserves and other factors. The borrowing base is scheduled to be redetermined semi-annually in May and November. In addition, the Operating Company and Wells Fargo each may request up to three interim redeterminations of the borrowing base during any 12-month period. The Operating Company’s borrowing base was reduced from $775.0 million to $580.0 million during the regularly scheduled (semi-annual) spring 2020 redetermination in the second quarter of 2020, and is expected to be reaffirmed at $580.0 million by the lenders during the regularly scheduled (semi-annual) fall 2020 redetermination in November 2020. As of September 30, 2020, there were $126.5 million of outstanding borrowings and $453.5 million available for future borrowings under the Operating Company’s revolving credit facility. During the three and nine months ended September 30, 2020, the weighted average interest rates on the Operating Company’s revolving credit facility were 2.14% and 2.66%, respectively. The revolving credit facility will mature on November 1, 2022.

As of September 30, 2020, the Operating Company was in compliance with the financial maintenance covenants under its credit agreement.

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)

7.    UNITHOLDERS’ EQUITY AND DISTRIBUTIONS

The Partnership has general partner and limited partner units. At September 30, 2020, the Partnership had a total of 67,850,632 common units issued and outstanding and 90,709,946 Class B units issued and outstanding, of which 731,500 common units and 90,709,946 Class B units were beneficially owned by Diamondback, representing approximately 58% of the Partnership’s total units outstanding. Diamondback also beneficially owns 90,709,946 Operating Company units, representing a 57% non-controlling ownership interest in the Operating Company. The Operating Company units and the Partnership’s Class B units beneficially owned by Diamondback are exchangeable from time to time for the Partnership’s common units (that is, one Operating Company unit and one Partnership Class B unit, together, will be exchangeable for one Partnership common unit).

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

The following table summarizes the ownership interest in subsidiary changes during the period:

Nine Months Ended September 30, 2019
(In thousands)
Net income (loss) attributable to the Partnership	$43,990
Change in ownership of consolidated subsidiaries due to purchase of subsidiary shares in 2019 offering	(71,195)
Change from net income (loss) attributable to the Partnership's unitholders and transfers to non-controlling interest	$(27,205)

There were no changes in ownership of consolidated subsidiaries during the three and nine months ended September 30, 2020 and the three months ended September 30, 2019.

Beginning with the first quarter of 2020, the board of directors of the General Partner revised the distribution policy pursuant to which the Operating Company distributed 25% of the available cash in the first and second quarters of 2020 to its unitholders. The distribution policy was further revised in October 2020 to provide for the distribution of 50% of the available cash beginning with the third quarter of 2020 to its unitholders (including Diamondback and the Partnership). The Partnership in turn distributes all of the available cash it receives from the Operating Company to its common unitholders. The Partnership’s available cash, and the available cash of the Operating Company, for each quarter is determined by the board of directors of the General Partner following the end of such quarter. The Operating Company’s available cash generally equals its Adjusted EBITDA for the quarter, less cash needed for debt service and other contractual obligations, fixed charges and reserves for future operating or capital needs that the board of directors of the General Partner deems necessary or appropriate, if any. The Partnership’s available cash for each quarter generally equals its Adjusted EBITDA (which is the Partnership’s proportional share of the available cash of the Operating Company for the quarter), less cash needed for the payment of income taxes by it, if any, and the preferred distribution. Immediately prior to the revisions to the distribution policy described above, the Operating Company’s policy was to distribute all of its available cash quarterly to its unitholders. The distribution policy was changed to enable the Operating Company to retain cash flow to help strengthen the Partnership’s balance sheet.

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

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)

The following table presents information regarding cash distributions approved by the board of directors of the General Partner for the periods presented:

	Amount per Common Unit	Declaration Date	Unitholder Record Date	Payment Date
Q4 2019	$0.45	February 7, 2020	February 21, 2020	February 28, 2020
Q1 2020	$0.10	April 30, 2020	May 14, 2020	May 21, 2020
Q2 2020	$0.03	July 29, 2020	August 13, 2020	August 20, 2020

Cash distributions will be made to the common unitholders of record on the applicable record date, generally within 60 days after the end of each quarter.

Amendment to LLC Agreement - Tax Allocation

On March 30, 2020, the Partnership, as managing member of the Operating Company, entered into the First Amendment to the Second Amended and Restated Limited Liability Company Agreement of the Operating Company to extend the remaining period of special allocations to Diamondback of the Operating Company’s income and gains over losses and deductions (but before depletion) from two to four years.

8.    EARNINGS PER COMMON UNIT

The net income (loss) per common unit on the condensed consolidated statements of operations is based on the net income (loss) of the Partnership for the three and nine months ended September 30, 2020 and 2019, since this is the amount of net income (loss) attributable to the Partnership’s common units.

The Partnership’s net income (loss) is allocated wholly to the common units, as the General Partner does not have an economic interest. Payments made to the Partnership’s unitholders are determined in relation to the cash distribution policy described in Note 7—Unitholders' Equity and Partnership Distributions.

Basic net income (loss) per common unit is calculated by dividing net income (loss) by the weighted-average number of common units outstanding during the period. Diluted net income (loss) per common unit gives effect, when applicable, to unvested common units granted under the LTIP.

A reconciliation of the components of basic and diluted earnings per common unit is presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands, except per unit amounts)
Net income (loss) attributable to the period	$(764)	$7,946	$(164,685)	$43,990
Less: net gain (loss) allocated to participating securities(1)	(2)	(27)	(26)	(90)
Net income (loss) attributable to common unitholders	$(766)	$7,919	$(164,711)	$43,900
Weighted average common units outstanding:
Basic weighted average common units outstanding	67,847	62,645	67,832	60,267
Effect of dilutive securities:
Potential common units issuable(2)	—	33	—	29
Diluted weighted average common units outstanding	67,847	62,678	67,832	60,296
Net income (loss) per common unit, basic	$(0.01)	$0.13	$(2.43)	$0.73
Net income (loss) per common unit, diluted	$(0.01)	$0.13	$(2.43)	$0.73
(1)    Distribution equivalent rights granted to employees are considered participating securities.
(2) For the three and nine months ended September 30, 2020, no potential common units were included in the computation of diluted earnings per common unit because their inclusion would have been anti-dilutive under the treasury stock method for the periods presented but could potentially dilute basic earnings per common unit in future periods.

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)

9.    INCOME TAXES

The Partnership’s effective income tax rates were 0% and (17.1)% for the three months ended September 30, 2020 and 2019, respectively. The Partnership’s effective income tax rate exceeded 100% for the nine months ended September 30, 2020 due to the impact of recording a valuation allowance as discussed further below, and was (32.0)% for the nine months ended September 30, 2019. Total income tax expense for the three and nine months ended September 30, 2020 differed from amounts computed by applying the United States federal statutory tax rate to pre-tax income for the period, primarily due to net income attributable to the non-controlling interest and the impact of recording a valuation allowance on the Partnership’s deferred tax assets.

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

For the nine months ended September 30, 2020, the Partnership’s total income tax provision includes a discrete income tax expense of approximately $142.5 million recorded for the three months ended March 31, 2020, related to application of a full valuation allowance on the Partnership’s beginning-of-the-year deferred tax assets, which consist primarily of its investment in the Operating Company and federal net operating loss carryforwards. A valuation allowance was also applied against the year-to-date tax benefit resulting from the pre-tax loss attributable to the Partnership. The determination to record a valuation allowance as of March 31, 2020 was based on its assessment of all available evidence, both positive and negative, supporting realizability of the Partnership’s deferred tax assets, as required by applicable financial accounting standards. In light of those criteria for recognizing the tax benefit of deferred tax assets, the Partnership’s assessment resulted in application of a full valuation allowance against its deferred tax assets as of March 31, 2020, June 30, 2020 and September 30, 2020.

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

10.    DERIVATIVES

All derivative financial instruments are recorded at fair value. The Partnership has not designated its derivative instruments as hedges for accounting purposes and, as a result, marks its derivative instruments to fair value and recognizes the cash and non-cash changes in fair value in the condensed consolidated statements of operations under the caption “Gain (loss) on derivative instruments, net.”

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

By using derivative instruments to economically hedge exposure to changes in commodity prices, the Partnership exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Partnership, which creates credit risk. The Partnership’s counterparties are all participants in the amended and restated credit agreement, which is secured by substantially all of the assets of the guarantor subsidiaries; therefore, the Partnership is not required to post any collateral. The Partnership’s counterparties have been determined to have an acceptable credit risk; therefore, the Partnership does not require collateral from its counterparties.

As of September 30, 2020, the Partnership had the following outstanding derivative contracts. When aggregating multiple contracts, the weighted average contract price is disclosed.

					Swaps		Collars		Calls
Settlement Month	Settlement Year	Type of Contract	Bbls/Mcf Per Day	Index	Weighted Average Differential	Weighted Average Fixed Price	Weighted Average Floor Price	Weighted Average Ceiling Price	Strike Price
OIL
Oct. - Dec.	2020	Swaps	1,000	WTI Cushing	$—	$27.45	$—	$—	$—
Oct. - Dec.	2020	Basis Swaps	4,000	WTI Cushing(2)	$(2.60)	$—	$—	$—	$—
Oct. - Dec.	2020	Collars	14,000	WTI Cushing	$—	$—	$28.86	$32.33	$—
Jan. - Dec.	2021	Collars	10,000	WTI Cushing	$—	$—	$30.00	$43.05	$—
Oct. - Dec.	2020	Calls(1)	8,000	WTI Cushing	$—	$—	$—	$—	$45.00
NATURAL GAS
Oct. - Dec.	2020	Basis Swaps	25,000	Waha Hub(2)	$(2.07)	$—	$—	$—	$—
(1) Includes a deferred premium at a weighted-average price of $1.89/Bbl and a strike price of $45.00/Bbl.
(2) The Partnership has fixed price basis swaps for the spread between the Cushing crude oil price and the Midland crude oil price as well as the spread between the Henry Hub natural gas price and the Waha Hub natural gas price. The weighted average differential represents the amount of reduction to Cushing, Oklahoma, oil price and the Waha Hub natural gas price for the notional volumes covered by the basis swap contracts.

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

Gains and Losses on Derivative Instruments

The following table summarizes the gains and losses on derivative instruments included in the condensed consolidated statements of operations:

	Three Months Ended September 30, 2020		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Gain (loss) on derivative instruments	$(5,084)	$—	$(47,469)	$—
Net cash payments on derivatives	$(16,164)	$—	$(18,718)	$—
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Certain assets and liabilities are reported at fair value on a recurring basis, including the Partnership’s derivative instruments and investment. The Partnership measures its investment utilizing the fair value option, and as such the investment is classified as Level 1 in the fair value hierarchy, and is included in other assets on the condensed consolidated balance sheets. The fair values of the Partnership’s derivative contracts are measured internally using established commodity futures price strips for the underlying commodity provided by a reputable third party, the contracted notional volumes, and time to maturity. These valuations are Level 2 inputs.

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)

The following table provides (i) fair value measurement information for financial assets and liabilities measured at fair value on a recurring basis, (ii) the gross amounts of recognized derivative assets and liabilities, (iii) the amounts offset under master netting arrangements with counterparties, and (iv) the resulting net amounts presented in the Partnership’s condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019. The net amounts are classified as current or noncurrent based on their anticipated settlement dates.

	As of September 30, 2020
	Level 1	Level 2	Level 3	Total Gross Fair Value	Gross Amounts Offset in Balance Sheet	Net Fair Value Presented in Balance Sheet
	(In thousands)
Assets:
Current:
Derivative instruments	$—	$3,856	$—	$3,856	$3,856	$—
Non-current:
Investment	$5,434	$—	$—	$5,434	$—	$5,434
Derivative instruments	$—	$2,347	$—	$2,347	$2,347	$—
Liabilities:
Current:
Derivative instruments	$—	$27,119	$—	$27,119	$3,856	$23,263
Non-current:
Derivative instruments	$—	$7,834	$—	$7,834	$2,347	$5,487

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total Gross Fair Value	Gross Amounts Offset in Balance Sheet	Net Fair Value Presented in Balance Sheet
	(In thousands)
Assets:
Non-current:
Investment	$19,357	$—	$—	$19,357	$—	$19,357

The Partnership did not have any derivatives prior to February 2020.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The following table provides the fair value of financial instruments that are not recorded at fair value in the consolidated balance sheets:

	September 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Debt:
Revolving credit facility	$126,500	$126,500	$96,500	$96,500
5.375% Senior Notes due 2027(1)	$471,380	$476,636	$490,274	$521,100
(1) The carrying value includes associated deferred loan costs and any discount.

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)

The fair value of the Operating Company’s revolving credit facility approximates the carrying value based on borrowing rates available to the Partnership for bank loans with similar terms and maturities and is classified as Level 2 in the fair value hierarchy. The fair value of the Notes was determined using the September 30, 2020 quoted market price, a Level 1 classification in the fair value hierarchy.

Fair Value of Financial Assets

The Partnership has other financial instruments consisting of cash and cash equivalents, royalty income receivable, other current assets, accounts payable and accrued liabilities. The carrying value of these instruments approximate their fair value because of the short-term nature of the instruments.

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

13.    SUBSEQUENT EVENTS

Cash Distribution

On October 28, 2020, the board of directors of the General Partner approved a cash distribution for the third quarter of 2020 of $0.10 per common unit, payable on November 19, 2020, to eligible unitholders of record at the close of business on November 12, 2020.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto presented in this report as well as our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs, and expected performance. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors. See “Part II. Item 1A. Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements.”

Overview

We are a publicly traded Delaware limited partnership formed by Diamondback on February 27, 2014. We are currently focused on owning and acquiring mineral interests and royalty interests in oil and natural gas properties in the Permian Basin and the Eagle Ford Shale. We operate in one reportable segment. Since May 10, 2018, we have been treated as a corporation for U.S. federal income tax purposes.

As of September 30, 2020, our general partner held a 100% general partner interest in us, and Diamondback owned 731,500 of our common units and beneficially owned all of our 90,709,946 outstanding Class B units, representing approximately 58% of our total units outstanding. Diamondback also owns and controls our general partner.

Recent Developments

COVID-19 and Collapse in Commodity Prices

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

Based on the results of the quarterly ceiling test, we were not required to record an impairment on our proved oil and natural gas interests for the quarter ended September 30, 2020. If commodity prices fall below current levels, we may be required to record impairments in future periods and such impairments could be material. Further, if commodity prices fail to stabilize or decrease further, our production, proved reserves and cash flows will be adversely impacted. Our business may be also further adversely impacted by any pipeline capacity and storage constraints.

Given the dynamic nature of the events described above, we cannot reasonably estimate the period of time that the ongoing COVID-19 pandemic, the depressed commodity prices, the reduced demand for oil and the adverse macroeconomic will persist, the full extent of the impact they will have on our industry and our business, financial condition or cash flows, or the pace or extent of any subsequent recovery.

Acquisitions and Divestitures Update

We did not complete any acquisitions during the third quarter of 2020 and divested an insignificant amount of acreage, leaving our footprint of mineral and royalty interests at a total of 24,696 royalty acres at September 30, 2020.

Cash Distribution Update

On October 28, 2020, the board of directors of our general partner declared a cash distribution for the three months ended September 30, 2020 of $0.10 per common unit, increasing our distribution for the third quarter of 2020 to 50% of cash available for distribution, up from 25% in the second quarter of 2020. The distribution is payable on November 19, 2020 to eligible common unitholders of record at the close of business on November 12, 2020. With net debt decreasing in the third quarter of 2020 from peak levels due to strong free cash flow generation, as well as an improved forward outlook for production, realized pricing and free cash flow yield, driven primarily by Diamondback’s anticipated development plan and benefiting from our hedging arrangements rolling off in 2021, we expect to continue to increase our return on capital to unitholders in future quarters.

Production and Operational Update

We produced a strong third quarter of 2020, reflecting a 10% increase in oil production quarter over quarter as commodity prices improved from historic lows witnessed in the first half of 2020 and many of our operators returned previously curtailed production to market and resumed completion activity on our mineral and royalty acreage. As a result, during the third quarter of 2020, we estimate that 108 gross (4.7 net 100% royalty interest) horizontal wells, in which we have an average royalty interest of 4.3% were turned to production on our existing acreage position with an average lateral length of 10,022 feet. Of these 108 gross wells, Diamondback is the operator of 38, in which we have an average royalty interest of 9.9%, and the remaining 70 gross wells, in which we have an average royalty interest of 1.3%, are operated by third parties. With production already within the high end of our previously guided range, we expect that we will exit 2020 with a strong production rate, positioning us well to deliver robust free cash flow in 2021.

Despite the ongoing challenging commodity pricing environment, there continues to be active development across our asset base, as there are currently 21 gross rigs operating on our mineral and royalty acreage, four of which are operated by Diamondback. Although visibility into third-party operators’ anticipated activity levels has increased in recent months, it remains limited and near-term activity is expected to be driven primarily by Diamondback operations. Diamondback brought back three completion crews during the third quarter of 2020 and resumed completion activity in areas where we have a significant mineral and royalty interest. Diamondback has announce that its’ forward plan will continue to focus on areas where we have a high royalty interest, showcasing the differentiated relationship between the two companies as we navigate this severe industry downturn.

The following table summarizes our gross well information as of October 14, 2020:

	As of October 14, 2020
	Diamondback Operated	Third Party Operated	Total
Horizontal wells turned to production:
Gross wells	38	70	108
Net 100% royalty interest wells	3.8	0.9	4.7
Average percent net royalty interest	9.9%	1.3%	4.3%

Horizontal producing well count:
Gross wells	1,121	3,427	4,548
Net 100% royalty interest wells	88.2	52.6	140.8
Average percent net royalty interest	7.9%	1.5%	3.1%

Horizontal active development well count(1):
Gross wells	71	415	486
Net 100% royalty interest wells	3.5	3.1	6.6
Average percent net royalty interest	5.0%	0.7%	1.4%

Line of sight wells(2):
Gross wells	110	321	431
Net 100% royalty interest wells	7.4	3.9	11.2
Average percent net royalty interest	6.7%	1.2%	2.6%

(1) The total 486 gross wells currently in the process of active development are those wells that have been spud and are expected to be turned to production within approximately the next six to eight months.
(2) The total 431 line-of-sight wells are those that are not currently in the process of active development, but for which we have reason to believe that they will be turned to production within approximately the next 15 to 18 months. The expected timing of these line-of-sight wells is based primarily on permitting by third party operators or Diamondback’s current expected completion schedule. Existing permits or active development of our royalty acreage does not ensure that those wells will be turned to production given the current depressed oil prices.

Results of Operations

The following table summarizes our revenue and expenses and production data for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Operating Results:
Operating income:
Royalty income	$62,584	$71,080	$171,857	$201,950
Lease bonus income	40	698	1,685	3,607
Other operating income	318	10	761	15
Total operating income	62,942	71,788	174,303	205,572
Costs and expenses:
Production and ad valorem taxes	5,049	4,731	14,306	12,812
Depletion	24,780	18,697	72,204	51,408
General and administrative expenses	1,811	1,805	6,160	5,223
Total costs and expenses	31,640	25,233	92,670	69,443
Income from operations	31,302	46,555	81,633	136,129
Other income (expense):
Interest expense, net	(8,238)	(3,827)	(24,870)	(11,089)
Gain (loss) on derivative instruments, net	(5,084)	—	(47,469)	—
Gain (loss) on revaluation of investment	(1,984)	336	(8,661)	3,978
Other income, net	188	553	1,111	1,756
Total other expense, net	(15,118)	(2,938)	(79,889)	(5,355)
Income (loss) before income taxes	16,184	43,617	1,744	130,774
Provision for (benefit from) income taxes	—	(7,480)	142,466	(41,908)
Net income (loss)	16,184	51,097	(140,722)	172,682
Net income (loss) attributable to non-controlling interest	16,948	43,151	23,963	128,692
Net income (loss) attributable to Viper Energy Partners LP	$(764)	$7,946	$(164,685)	$43,990

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Production Data:
Oil (MBbls)	1,456	1,258	4,359	3,607
Natural gas (MMcf)	3,111	1,710	8,454	5,222
Natural gas liquids (MBbls)	455	413	1,402	976
Combined volumes (MBOE)(1)	2,430	1,956	7,169	5,454

Average daily oil volumes (BO/d)(2)	15,829	13,674	15,907	13,213
Average daily combined volumes (BOE/d)(2)	26,409	21,266	26,165	19,977

Average sales prices(2):
Oil ($/Bbl)	$36.80	$51.53	$35.20	$50.65
Natural gas ($/Mcf)(3)	$1.07	$1.28	$0.58	$0.95
Natural gas liquids ($/Bbl)	$12.44	$9.84	$9.66	$14.67
Combined ($/BOE)	$25.76	$36.33	$23.97	$37.03

Oil, hedged ($/Bbl)(4)	$27.65	$51.53	$32.56	$50.65
Natural gas, hedged ($/Mcf)(4)	$0.16	$1.28	$(0.27)	$0.95
Natural gas liquids ($/Bbl)(4)	$12.44	$9.84	$9.66	$14.67
Combined price, hedged ($/BOE)(4)	$19.11	$36.33	$21.36	$37.03

Average costs ($/BOE):
Production and ad valorem taxes	$2.08	$2.42	$2.00	$2.35
General and administrative - cash component(5)	0.63	0.69	0.73	0.71
Total operating expense - cash	$2.71	$3.11	$2.73	$3.06

General and administrative - non-cash stock compensation expense	$0.11	$0.23	$0.13	$0.24
Interest expense, net	$3.39	$1.96	$3.47	$2.03
Depletion	$10.20	$9.56	$10.07	$9.43
(1)Bbl equivalents are calculated using a conversion rate of six Mcf per one Bbl.
(2)Average daily volumes and average sales prices presented are based on actual production volumes and not calculated utilizing the rounded production volumes presented in the table above.
(3)The average realized price of natural gas was calculated in accordance with the pricing terms under our operators’ natural gas delivery contracts, which are generally tied to the NYMEX price quoted at Henry Hub. Actual volumetric prices realized from the sale of natural gas, however, differ from the quoted NYMEX price as a result of quality and location differentials. During the third quarter of 2020, natural gas sold at the WAHA Hub in Pecos County, Texas averaged a differential of $(0.68) relative to the NYMEX price quoted at Henry Hub. Our operators may have varying terms under which they sell their natural gas, but we are primarily impacted by location differences resulting from supply and demand imbalances and limited takeaway capacity within the Permian Basin.
(4)Hedged prices reflect the impact of cash settlements on our matured commodity derivative transactions on our average sales prices. We did not have any derivative contracts prior to February of 2020.
(5)Excludes non-cash stock compensation for the respective periods presented.

Comparison of the Three Months Ended September 30, 2020 and 2019 and Nine Months Ended September 30, 2020 and 2019

Royalty Income

Our royalty income is a function of oil, natural gas liquids and natural gas production volumes sold and average prices received for those volumes.

The following table presents the impact of pricing and production changes on our royalty income for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020 Compared to 2019			Nine Months Ended September 30, 2020 Compared to 2019
	Change in prices	Production volumes(1)	Total net dollar effect of change	Change in prices	Production volumes(1)	Total net dollar effect of change
	(In thousands)
Effect of changes in price:
Oil	$(14.73)	1,456	$(21,451)	$(15.45)	4,359	$(67,327)
Natural gas	$(0.21)	3,111	(636)	$(0.37)	8,454	(3,099)
Natural gas liquids	$2.60	455	1,179	$(5.01)	1,402	(7,030)
Total income due to change in price			$(20,908)			$(77,456)

	Change in production volumes(1)	Prior period average prices	Total net dollar effect of change	Change in production volumes(1)	Prior period average prices	Total net dollar effect of change
	(In thousands)
Effect of changes in production volumes:
Oil	198	$51.53	$10,217	752	$50.65	$38,060
Natural gas	1,401	$1.28	1,786	3,232	$0.95	3,062
Natural gas liquids	42	$9.84	409	426	$14.67	6,241
Total income due to change in production volumes			12,412			47,363
Total change in income			$(8,496)			$(30,093)
(1)Production volumes are presented in MBbls for oil and natural gas liquids and MMcf for natural gas.

The impact of the decrease in average prices received during the three and nine months ended September 30, 2020 as compared to the same periods in 2019 was partially offset by a 24% and 31% increase in combined volumes sold by our operators as compared to the three and nine months ended September 30, 2019, respectively.

Production and Ad Valorem Taxes

The following table presents the production and ad valorem taxes for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020			2019
	Amount (In thousands)	Per BOE	Percentage of Royalty Income	Amount (In thousands)	Per BOE	Percentage of Royalty Income
Production taxes	$3,106	$1.28	5.0%	$3,455	$1.77	4.9%
Ad valorem taxes	1,943	0.80	3.1	1,276	0.65	1.8
Total production and ad valorem taxes	$5,049	$2.08	8.1%	$4,731	$2.42	6.7%

	Nine Months Ended September 30,
	2020			2019
	Amount (In thousands)	Per BOE	Percentage of Royalty Income	Amount (In thousands)	Per BOE	Percentage of Royalty Income
Production taxes	$8,373	$1.17	4.9%	$9,671	$1.78	4.8%
Ad valorem taxes	5,933	0.83	3.4	3,141	0.57	1.5
Total production and ad valorem taxes	$14,306	$2.00	8.3%	$12,812	$2.35	6.3%

Production taxes as a percentage of royalty income for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 and the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 remained relatively flat. Ad valorem taxes as a percentage of royalty income for these same periods in 2020 compared to 2019 increased due to an increase in the valuation of oil and natural gas interests period over period primarily due to acquisitions and drilling activity, while royalty income declined due to lower prices.

Depletion

The $6.1 million, or 33%, increase in depletion expense for the three months ended September 30, 2020 compared to the same period in 2019 was due primarily to an increase in the depletion rate to $10.20 for the three months ended September 30, 2020 compared to $9.56 for the three months ended September 30, 2019, which largely resulted from higher production levels and an increase in net book value on new reserves added to the depletion base.

The $20.8 million, or 40%, increase in depletion expense for the nine months ended September 30, 2020 compared to the same period in 2019 was due primarily to an increase in the depletion rate to $10.07 for the nine months ended September 30, 2020 compared to $9.43 for the nine months ended September 30, 2019, which largely resulted from higher production levels and an increase in net book value on new reserves added to the depletion base.

General and Administrative Expenses

General and administrative expenses primarily reflect costs associated with being a publicly traded limited partnership, unit-based compensation and amounts reimbursed to our general partner under our partnership agreement. General and administrative expenses were flat for the three months ended September 30, 2020 and 2019. For the nine months ended September 30, 2020 and 2019, we incurred general and administrative expenses of $6.2 million and $5.2 million, respectively. The increase of $1.0 million during the nine months ended September 30, 2020 was primarily due to increases in amounts allocated from our general partner under our partnership agreement, higher software license fees, bad debt expense and higher legal expenses in 2020. These increases were partially offset by decreases in partnership tax compliance and K-1 preparation fees and unit-based compensation.

Net Interest Expense

Net interest expense for the three months ended September 30, 2020 and 2019 was $8.2 million and $3.8 million, respectively. The increase of $4.4 million was due primarily to the interest incurred on the Notes which were issued in October 2019.

Net interest expense for the nine months ended September 30, 2020 and 2019 was $24.9 million and $11.1 million, respectively. The increase of $13.8 million was due to increased borrowings and a higher interest rate during 2020 compared to 2019, as a result of issuing the Notes during the fourth quarter of 2019. This increase was partially offset by repayments of the borrowings under the Operating Company’s revolving credit facility.

Derivative Instruments

We recorded a loss on derivative instruments for the three and nine months ended September 30, 2020 of $5.1 million and $47.5 million, respectively, which includes cash payments of $16.2 million and $18.7 million on settlements of commodity derivative contracts during the respective periods. We had no derivative instruments during the three and nine months ended September 30, 2019. We are required to recognize all derivative instruments on our balance sheet as either assets or liabilities measured at fair value. We have not designated our derivative instruments as hedges for accounting purposes. As a result, we mark our derivative instruments to fair value and recognize the cash and non-cash changes in fair value on derivative instruments in our condensed consolidated statements of operations under the line item captioned “Gain (loss) on derivative instruments, net.”

Provision for (Benefit from) Income Taxes

We did not record an income tax benefit or expense for the three months ended September 30, 2020 due to maintaining a full valuation allowance against our deferred tax assets and recorded an income tax benefit of $7.5 million for the three months ended September 30, 2019.

We recorded income tax expense of $142.5 million and income tax benefit of $41.9 million for the nine months ended September 30, 2020 and 2019, respectively. The change in our income tax provision was primarily due to the application of a valuation allowance on our deferred tax assets during the nine months ended September 30, 2020, and the revision during the nine months ended September 30, 2019 of estimated deferred taxes recognized as a result of our change in federal income tax status. The total income tax provision for the nine months ended September 30, 2020 differed from amounts computed by applying the federal statutory tax rate to pre-tax income for the period primarily due to the impact of recording a valuation allowance on our deferred tax assets and net income attributable to the non-controlling interest. See Note 9—Income Taxes for further details.

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

We define Adjusted EBITDA as net income (loss) plus interest expense, net, non-cash unit-based compensation expense, depletion expense, (gain) loss on revaluation of investment, non-cash (gain) loss on derivative instruments, (gain) loss on extinguishment of debt and provision for (benefit from) income taxes. Adjusted EBITDA is not a measure of net income (loss) as determined by GAAP. We exclude the items listed above from net income (loss) in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as historic costs of depreciable assets, none of which are components of Adjusted EBITDA.

Adjusted EBITDA should not be considered an alternative to, or more meaningful than, net income, royalty income, cash flow from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Our computations of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies.

The following table presents a reconciliation of Adjusted EBITDA and cash available for distribution to net income (loss), our most directly comparable GAAP financial measure for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Net income (loss)	$16,184	$51,097	$(140,722)	$172,682
Interest expense, net	8,238	3,827	24,870	11,089
Non-cash unit-based compensation expense	275	449	945	1,326
Depletion	24,780	18,697	72,204	51,408
(Gain) loss on revaluation of investment	1,984	(336)	8,661	(3,978)
Non-cash (gain) loss on derivative instruments	(11,080)	—	28,751	—
(Gain) loss on extinguishment of debt	20	—	6	—
Provision for (benefit from) income taxes	—	(7,480)	142,466	(41,908)
Consolidated Adjusted EBITDA	40,401	66,254	137,181	190,619
Less: Adjusted EBITDA attributable to non-controlling interest(1)	23,113	35,525	78,492	102,216
Adjusted EBITDA attributable to Viper Energy Partners LP	$17,288	$30,729	$58,689	$88,403

Adjustments to reconcile Adjusted EBITDA to cash available for distribution:
Income taxes payable	$—	$(61)	—	$(320)
Debt service, contractual obligations, fixed charges and reserves	(3,297)	(1,670)	(9,941)	(5,021)
Units repurchased for tax withholding	(1)	—	(384)	(353)
Units - dividend equivalent rights	(2)	—	(26)	(22)
Preferred distributions	(45)	(40)	(135)	(120)
Cash available for distribution to Viper Energy Partners LP unitholders	$13,943	$28,958	48,203	$82,567

Common limited partner units outstanding	67,851	62,649	67,851	62,649

Cash available for distribution per limited partner unit	$0.21	$0.46	$0.71	$1.32
Cash per unit approved for distribution	$0.10	$0.46	$0.23	$1.32
(1) Does not take into account special income allocation consideration.

Cash Distributions

Beginning with the first quarter of 2020, the board of directors of our general partner revised the distribution policy pursuant to which the Operating Company distributed 25% of the available cash in the first and second quarters of 2020 to its unitholders. The distribution policy was further revised in October 2020 to provide for the distribution of 50% of the available cash it generates beginning with the third quarter of 2020 to its unitholders (including us). We in turn distribute all of the available cash we receive from the Operating Company to our common unitholders. Our available cash, and the available cash of the Operating Company, for each quarter is determined by the board of directors of our general partner following the end of such quarter. The Operating Company’s available cash generally equals its Adjusted EBITDA for the quarter, less cash needed for debt service and other contractual obligations and fixed charges and reserves for future operating or capital needs that the board of directors of our general partner deems necessary or appropriate, if any. Our available cash for each quarter generally equals our Adjusted EBITDA (which is our proportional share of the available cash of the Operating Company for the quarter), less cash needed for the payment of income taxes by us, if any, and the preferred distribution. Immediately prior to the revisions to the distribution policy described above, the Operating Company’s policy was to distribute all of its available cash quarterly to its unitholders. The distribution policy was changed to enable the Operating Company to retain cash flow to help strengthen our balance sheet.

On October 28, 2020, the board of directors of our general partner approved a cash distribution for the third quarter of 2020 of $0.10 per common unit, payable on November 19, 2020, to eligible unitholders of record at the close of business on November 12, 2020.

The board of directors of our general partner may change our distribution policy at any time. Our partnership agreement does not require us to pay distributions to our common unitholders on a quarterly or other basis.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity have been cash flows from operations, proceeds from equity offerings and borrowings under our credit agreement. Our primary uses of cash have been distributions to our unitholders, repayment of debt and capital expenditures for the acquisition of our mineral interests and royalty interests in oil and natural gas properties. We intend to finance potential future acquisitions through a combination of cash on hand, borrowings under our credit agreement, issuance of common units to the sellers and, subject to market conditions and other factors, proceeds from one or more capital market transactions, which may include debt or equity offerings. Our ability to generate cash is subject to several factors, some of which are beyond our control, including commodity prices and general economic, financial, competitive, legislative, regulatory and other factors, including weather. Continued prolonged volatility in the capital, financial and/or credit markets due to the COVID-19 pandemic, the depressed commodity markets and/or adverse macroeconomic conditions, may limit our access to, or increase our cost of, capital or make capital unavailable on terms acceptable to us or at all.

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

Cash Flows

The following table presents our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2020	2019

	(In thousands)
Cash Flow Data:
Net cash provided by (used in) operating activities	$143,206	$164,228
Net cash provided by (used in) investing activities	(57,148)	(327,196)
Net cash provided by (used in) financing activities	(82,286)	160,244
Net increase (decrease) in cash	$3,772	$(2,724)

Operating Activities

Our operating cash flow is sensitive to many variables, the most significant of which are the volatility of prices for oil and natural gas and the volume of oil and natural gas sold by our producers. Prices for these commodities are determined primarily by prevailing market conditions. Regional and worldwide economic activity, weather and other substantially variable factors influence market conditions for these products. These factors are beyond our control and are difficult to predict. The decrease in net cash provided by operating activities during the nine months ended September 30, 2020, was primarily due to the decrease in revenues as discussed in “—Results of Operations” above, an increase in cash paid for interest on our debt due to the issuance of the Notes in the fourth quarter of 2019 and cash paid for derivative settlements. This decrease was partially offset by changes in our working capital accounts, and most notably, in our accounts receivable for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, respectively.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2020 and 2019, was primarily related to acquisitions of oil and natural gas interests and land, slightly offset by the proceeds from the divestiture of an insignificant amount of acreage.

Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2020, was primarily related to distributions of $92.1 million to our unitholders and by repurchases of the Notes totaling $19.7 million, net of discounts during the second quarter of 2020. These reductions were partially offset by net proceeds from borrowing activity under the Operating Company’s revolving credit facility of $30.0 million.

Net cash provided by financing activities during the nine months ended September 30, 2019, was primarily related to net proceeds from our public offering of common units of $340.6 million, partially offset by net repayments of $1.5 million on borrowings under the Operating Company’s revolving credit facility and distributions of $178.2 million to our unitholders during that period.

Indebtedness

The Operating Company’s Revolving Credit Facility

On July 20, 2018, we, as guarantor, entered into an amended and restated credit agreement with the Operating Company, as borrower, Wells Fargo, as administrative agent, and the other lenders. The credit agreement, as amended to date, provides for a revolving credit facility in the maximum credit amount of $2.0 billion, with a borrowing base of $580.0 million as of September 30, 2020, and a maturity date of November 1, 2022. The Operating Company had $126.5 million of outstanding borrowings and $453.5 million available for future borrowings under the Operating Company’s revolving credit facility as of September 30, 2020. The borrowing base of $580.0 million is expected to be reaffirmed by the lenders during the regularly scheduled (semi-annual) fall 2020 redetermination in November 2020. The next semi-annual redetermination is scheduled to occur in May 2021. During the three and nine months ended September 30, 2020, the weighted average interest rates on the Operating Company’s revolving credit facility were 2.14% and 2.66%, respectively.

As of September 30, 2020, the Operating Company was in compliance with the financial maintenance covenants under its credit agreement.

Notes Offering

On October 16, 2019, we issued our 5.375% Senior Notes due 2027 in the aggregate principal amount of $500.0 million in a notes offering (which we refer to as the Notes Offering) under an indenture, dated as of October 16, 2019. We received net proceeds of approximately $490.0 million from the Notes Offering, and loaned the gross proceeds of the Notes Offering to the Operating Company. The Operating Company used the proceeds to repay then outstanding borrowings under its revolving credit facility. Interest on the Notes accrues at a rate of 5.375% per annum, payable semi-annually on May 1 and November 1 of each year, commencing on May 1, 2020. The Notes will mature on November 1, 2027.

During the three and nine months ended September 30, 2020, we repurchased $6.0 million and $20.1 million, respectively, of the outstanding principal of the Notes at a cash price ranging from 97.5% to 98.5% of the aggregate principal amount, which resulted in an immaterial gain on extinguishment of debt, and $479.9 million in aggregate principal amount remained outstanding.

See additional discussion in Note 6—Debt included in Notes to the Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.

Contractual Obligations

Other than the changes in our outstanding debt discussed in Note 6—Debt, included in “Part I, Item 1—Condensed Consolidated Financial Statements” in this report, there were no material changes in our contractual obligations and other commitments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Commodity Price Risk

Our major market risk exposure is in the pricing applicable to the oil and natural gas production of our operators. Realized prices are driven primarily by the prevailing worldwide price for crude oil and prices for natural gas in the United States. Both crude oil and natural gas realized prices are also impacted by the quality of the product, supply and demand balances in local physical markets and the availability of transportation to demand centers. Pricing for oil and natural gas production has been historically volatile and unpredictable and the prices that our operators receive for production depend on many factors outside of our or their control. Oil, natural gas liquids and natural gas prices have historically been volatile. Further, oil prices dropped sharply in early March 2020 and then continued to decline reaching negative levels. This was as a result of multiple factors affecting supply and demand in the global oil and gas markets, including actions taken by OPEC members and other exporting nations and impacting commodity price and production levels and a significant decrease in demand due to the ongoing COVID-19 pandemic, which resulted in a widespread health crisis and significant volatility, uncertainty and turmoil in the global economy, financial markets and oil and natural gas industry. While OPEC members and certain other nations agreed in April of 2020 to cut production, which helped to reduce a portion of the excess supply in the market and improve oil prices, demand for crude oil has remained below historic levels and downward pressure on commodity prices has continued and could continue for the foreseeable future. We cannot predict if or when commodity prices will stabilize and at what levels.

We use fixed price swap contracts, fixed price basis swap contracts and costless collars with corresponding put and call options to reduce price volatility associated with certain of our royalty income. With respect to our fixed price swap contracts and fixed price basis swap contracts, the counterparty is required to make a payment to us if the settlement price for any settlement period is less than the swap or basis price, and we are required to make a payment to the counterparty if the settlement price for any settlement period is greater than the swap or basis price. We have fixed price basis swaps for the spread between the Cushing crude oil price and the Midland crude oil price as well as the spread between the Henry Hub natural gas price and the Waha Hub natural gas price.

At September 30, 2020, we had a net liability derivative position related to our commodity price derivatives of $28.8 million, related to our price swap, price basis swap derivatives and costless collars. We did not have any derivative contracts prior to February 2020. Utilizing actual derivative contractual volumes under our fixed price swaps as of September 30, 2020, a 10% increase in forward curves associated with the underlying commodity would have increased the net liability position to $32.7 million, an increase of $3.9 million, while a 10% decrease in forward curves associated with the underlying commodity would have decreased the net liability derivative position to $24.9 million, a decrease of $3.9 million. However, any cash derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument.

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

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on our indebtedness under the Operating Company’s credit agreement. The terms of the credit agreement provide for interest on borrowings at a floating rate equal to an alternative base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.50% and 3-month LIBOR plus 1.0%) or LIBOR, in each case plus the applicable margin. The applicable margin ranges from 0.75% to 1.75% in the case of the alternative base rate and from 1.75% to 2.75% in the case of LIBOR, in each case depending on the amount of the loan outstanding in relation to the borrowing base. We entered into this credit agreement on July 8, 2014, as subsequently amended, and as of September 30, 2020, we had $126.5 million in outstanding borrowings. During the three and nine months ended September 30, 2020, the weighted average interest rates on the Operating Company’s revolving credit facility were 2.14% and 2.66%, respectively.

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

As of September 30, 2020, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer of our general partner have concluded that as of September 30, 2020, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

As of the date of this filing, we continue to be subject to the risk factors previously disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 18, 2020, and in Part II, Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, filed with the SEC on May 8, 2020. Depending on the duration of the COVID-19 pandemic and its severity and related economic repercussions, however, the negative impact of many of the risks discussed in such reports may be heightened or exacerbated. For a discussion of the recent trends and uncertainties impacting our business, see also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—COVID-19 and Collapse in Commodity Prices” and “—Production and Operational Update.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

Our common unit repurchase activity for the three months ended September 30, 2020 was as follows:

Period	Total Number of Units Purchased(1)	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Units that May Yet Be Purchased Under the Plan
	(Units in ones)
July 1, 2020 - July 31, 2020	—	$—	N/A	N/A
August 1, 2020 - August 31, 2020	—	$—	N/A	N/A
September 1, 2020 - September 30, 2020	85	$9.73	N/A	N/A
Total	85		—
(1)Includes common units repurchased from employees in order to satisfy tax withholding requirements.

ITEM 6.     EXHIBITS

Exhibit Number	Description
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

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Unitholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Condensed Notes to Consolidated Financial Statements.

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

VIPER ENERGY PARTNERS LP

		By:	VIPER ENERGY PARTNERS GP LLC
its General Partner

Date:	November 5, 2020	By:	/s/ Travis D. Stice
Travis D. Stice
Chief Executive Officer

Date:	November 5, 2020	By:	/s/ Teresa L. Dick
Teresa L. Dick
Chief Financial Officer