Form 10-K
period 2020-12-31
Viper Energy Partners LP
filed 2021-02-25
CIK 1602065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
(NASDAQ Global Select Market)

Securities registered pursuant to section 12(g) of the Act:
None.
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
The aggregate market value of the common units held by non-affiliates was approximately $691.5 million on June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, based on closing prices in the daily composite list for transactions on the Nasdaq Global Select Market on such date. As of February 19, 2021, 65,293,828 common units representing limited partner interests and 90,709,946 Class B units representing limited partner interests were outstanding.
Documents Incorporated By Reference: None

VIPER ENERGY PARTNERS LP
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2020

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

WTI	West Texas Intermediate.

GLOSSARY OF CERTAIN OTHER TERMS
The following is a glossary of certain other terms used in this report:

Delaware Act	Delaware Revised Uniform Limited Partnership Act.
Diamondback	Diamondback Energy, Inc., a Delaware corporation.
Diamondback E&P LLC	A subsidiary of Diamondback.
EPA	U.S. Environmental Protection Agency.
Exchange Act	The Securities Exchange Act of 1934, as amended.
FERC	Federal Energy Regulatory Commission.
GAAP	Accounting principles generally accepted in the United States.
General partner	Viper Energy Partners GP LLC, a Delaware limited liability company; the general partner of the Partnership and a wholly-owned subsidiary of Diamondback.
IPO	The partnership’s initial public offering of common units.
LTIP	Viper Energy Partners LP Long Term Incentive Plan.
Operating Company	Viper Energy Partners LLC, a Delaware limited liability company and a consolidated subsidiary of Viper Energy Partners LP.
Partnership	Viper Energy Partners LP, a Delaware limited partnership.
Partnership agreement	The second amended and restated agreement of limited partnership, dated as of May 9, 2018, as amended as of May 10, 2018.
Ryder Scott	Ryder Scott Company, L.P.
SEC	Securities and Exchange Commission.
Securities Act	The Securities Act of 1933, as amended.
The Notes	The $500.0 million in aggregate principal amount of 5.375% Senior Notes due 2027 issued on October 16, 2019.
Wells Fargo	Wells Fargo Bank, National Association.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Various statements contained in this Annual Report are “forward-looking statements” as defined by the SEC. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, many of which are beyond our control. All statements, other than statements of historical fact, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Annual Report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.

Forward-looking statements may include statements about:

•the volatility of realized oil and natural gas prices and the extent and duration of price reductions and increased production by the Organization of the Petroleum Exporting Countries, or OPEC, members and other oil exporting nations;
•the threat, occurrence, potential duration or other implications of epidemic or pandemic diseases, including the ongoing COVID-19 pandemic, any government responses thereto and logistical challenges and the supply chain disruptions during the ongoing COVID-19 pandemic;
•changes in general economic, business or industry conditions, including conditions of the U.S. oil and natural gas industry and the effect of U.S. energy, monetary and trade policies;
•conditions in the capital, financial and credit markets and our ability to obtain capital on favorable terms or at all;
•U.S. and global economic conditions and political and economic developments, including the effects of the recent U.S. presidential and congressional elections on energy and environmental policies;
•our ability to execute our business and financial strategies;
•the level of production on our properties;
•the impact of reduced drilling activity on our exploration and development drilling prospects, inventories, projects and programs;
•regional supply and demand factors, delays or interruptions of production, and any government order, rule or regulation that may impose production limits on properties in which we have mineral and royalty interest;

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
•the availability or cost of rigs, equipment, raw materials, supplies, oilfield services or personnel to our operators;
•impact of extreme weather conditions, including the recent severe winter storms in the Permian Basin, on production volumes on our mineral and royalty acreage;
•restrictions on the use of water;
•the availability of transportation, pipeline and storage facilities;
•the ability of our operators to comply with applicable governmental laws and regulations and to obtain permits and governmental approvals;
•federal and state legislative and regulatory initiatives relating to hydraulic fracturing, including the effect of existing and future laws and government regulations;
•future operating results;
•future distributions to eligible unitholders;
•impact of potential impairment charges;
v

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

ITEMS 1 and 2.     BUSINESS AND PROPERTIES

Overview

We are a publicly traded Delaware limited partnership formed by Diamondback to own and acquire mineral and royalty interests in oil and natural gas properties primarily in the Permian Basin. Since May 10, 2018, we have been treated as a corporation for U.S. federal income tax purposes.
Our primary business objective is to provide an attractive return to our unitholders by focusing on business results, generating robust free cash flow, reducing debt and protecting our balance sheet, while maintaining a best-in-class cost structure. Our initial assets consisted of mineral interests in oil and natural gas properties in the Permian Basin in West Texas, substantially all of which are leased to working interest owners who bear the costs of operation and development. Diamondback contributed these assets to us upon the closing of our IPO on June 23, 2014.

Like Diamondback, we are currently focused primarily on oil and natural gas properties in the Permian Basin, which is one of the oldest and most prolific producing basins in North America. The Permian Basin, which consists of approximately 75,000 square miles centered around Midland, Texas, has been a significant source of oil production since the 1920s. The Permian Basin is known to have a number of zones of oil and natural gas bearing rock throughout.

Our Properties

As of December 31, 2020, our assets consisted of mineral interests underlying 787,264 gross acres and 24,350 net royalty acres in the Permian Basin and Eagle Ford Shale. Diamondback is the operator of approximately 52% of this acreage. As of December 31, 2020, there were 7,167 wells producing on this acreage, of which Diamondback was the operator of 1,694 wells. Net production during the fourth quarter of 2020 was approximately 27,699 BOE/d and net production for the year ended December 31, 2020 averaged 26,551 BOE/d. For the years ended December 31, 2020, 2019 and 2018, royalty revenue generated from these mineral interests was $247.0 million, $293.8 million and $282.7 million, respectively.

The estimated proved oil and natural gas reserves of our assets, as of December 31, 2020, were 99,392 MBOE based on a reserve report prepared by Ryder Scott, our independent reserve engineers. Of these reserves, approximately 73% were classified as proved developed producing reserves. Proved undeveloped, or PUD, reserves included in this estimate were from 426 gross horizontal well locations. As of December 31, 2020, our proved reserves were approximately 58% oil, 22% natural gas liquids and 20% natural gas.

Our Relationship with Diamondback

As of December 31, 2020, our general partner had a 100% general partner interest in us, and Diamondback owned 731,500 common units and beneficially owned all of our 90,709,946 outstanding Class B units, representing approximately 58% of our total units outstanding. Diamondback also owns and controls our general partner. We believe that the properties held by Diamondback include properties that have, or with additional development will have, production and reserves characteristics that could make them attractive for inclusion in our partnership. We believe Diamondback’s significant ownership in us will motivate it to offer additional mineral and other interests in oil and natural gas properties to us in the future, although Diamondback has no obligation to do so and may elect to dispose of mineral and other interests in such properties without offering us the opportunities to acquire them.

We believe Diamondback views our partnership as part of its business strategy and that Diamondback will be incentivized to pursue acquisitions jointly with us in the future. However, Diamondback will regularly evaluate acquisitions and may elect to acquire properties without offering us the opportunity to participate in such transactions. Moreover, Diamondback may not be successful in identifying potential acquisitions. Diamondback is free to act in a manner that is beneficial to its interests without regard to ours, which may include electing not to present us with acquisition or disposition opportunities.

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

Business Strategies

Our primary business objective is to provide an attractive return to unitholders by focusing on business results, generating robust free cash flow, reducing debt and protecting our balance sheet, while maintaining a best-in-class cost structure. We intend to accomplish this objective by executing the following strategies:

•Capitalize on the development of the properties underlying our mineral interests to grow our cash flow. Our assets primarily consist of mineral interests in the Permian Basin and the Eagle Ford Shale in Texas. We expect the production from our mineral interests will increase as Diamondback and our other operators continue to drill and develop our acreage. We expect to capitalize on this development, which requires no capital expenditure funding from us, and believe the anticipated increase in our aggregate royalty payment receipts will enable us to grow our cash flows.

•Leverage our relationship with Diamondback to participate with it in acquisitions of mineral or other interests in producing properties from third parties and to increase the size and scope of our potential third-party acquisition targets. We have in the past and intend to continue to make opportunistic acquisitions of mineral interests that have substantial oil-weighted resource potential and organic growth potential. Diamondback was formed, in part, to acquire and develop oil and natural gas properties, some of which will likely meet our acquisition criteria. In addition, Diamondback’s executives have an established track record of evaluating, pursuing and consummating oil and natural gas property acquisitions in North America. Through our relationships with Diamondback and its affiliates, we have access to their significant pool of management talent and industry relationships, which we believe provide us with a competitive advantage in pursuing potential third-party acquisition opportunities. We may have additional opportunities to work jointly with Diamondback to pursue certain acquisitions of mineral or other interests in oil and natural gas properties from third parties. For example, we and Diamondback may jointly pursue an acquisition where we would acquire mineral or other interests in properties and Diamondback would acquire the remaining working and revenue interests in such properties. We believe this arrangement may give us access to third-party acquisition opportunities that we would not otherwise be in a position to pursue.

•Seek to acquire from Diamondback, from time to time, mineral or other interests in producing oil and natural gas properties that meet our acquisition criteria. Since our formation, we have acquired, and may have additional opportunities from time to time in the future to acquire, mineral or other interests in producing oil and natural gas properties directly from Diamondback. We believe Diamondback may be incentivized to sell properties to us, as doing so may enhance Diamondback’s economic returns by monetizing long-lived producing properties while potentially retaining a portion of the resulting cash flow through distributions on Diamondback’s limited partner interests in us. However, none of Diamondback or any of its affiliates is contractually obligated to offer or sell any interests in properties to us.

•High-grading our asset base. We intend to continue to high-grade our asset base and selectively divest non-core minerals with limited optionality when the amount negotiated exceeds our projected total value and, then redeploy proceeds into our core areas of focus.

•Maintain a conservative capital structure to allow financial flexibility. Since our formation, we have maintained a conservative capital structure that has allowed us to opportunistically purchase accretive mineral and other interests. We are committed to maintaining a conservative leverage profile, and will continue to seek to opportunistically fund accretive acquisitions. We intend to continue to repay debt using free cash flow to ensure our ability to successfully operate in challenging business and commodity price environments.

•Hedging to manage commodity price risk and to protect our balance sheet and cash flow. We use a combination of derivative instruments, including fixed price swap contracts, fixed price basis swap contracts, three-way costless collars and both outright put and call options to economically hedge exposure to changes in commodity prices and maintain financial and balance sheet flexibility.

Competitive Strengths

We believe that the following competitive strengths will allow us to successfully execute our business strategies and achieve our primary business objective:

•Oil rich resource base in one of North America’s leading resource plays. The majority of the acreage underlying our mineral interests is located in one of the most prolific oil plays in North America, the Permian Basin in West Texas. As of December 31, 2020, 165 horizontal drilling rigs were operating in the Permian Basin, representing 55% of the total U.S. onshore horizontal rig activity. The majority of our current properties is well positioned in the core of both the Midland and Delaware Basins. Production on our properties for the year ended December 31, 2020 was approximately 61% oil, 19% natural gas liquids and 20% natural gas. As of December 31, 2020, our estimated net proved reserves were comprised of approximately 58% oil, 22% natural gas liquids and 20% natural gas.

•Sustainable, high margin business unburdened by capital expenses with minimal operating expenses. Our mineral and royalty interests provide us cash flows without the requirement to fund drilling and completion costs or lease operating expenses. Our operating costs consist of certain royalty taxes, gathering, processing and transportation costs and general and administrative expenses, providing us with a low cost structure and high operating margins that generate increasing free cash flow growth in a stable or rising price environment as the underlying production associated with our royalty interests continues to grow.

•Experienced and proven management team. The members of our executive team have an average of over 25 years of industry experience, most of which has been focused on resource play development in the Permian Basin. This team has a proven track record of executing on multi-rig development drilling programs and extensive experience in the Permian Basin. In addition, our executive team has significant experience with property acquisition. We expect to benefit from the industry relationships of the management team. We believe the experience of our management team is essential for the execution of our business strategy.

•Favorable and stable operating environment. We primarily focus our growth in the Permian Basin, one of the oldest, most prolific hydrocarbon basins in the United States, with a long and well-established production history and developed infrastructure. With over 350,000 wells drilled in the Permian Basin since the 1940s, we believe that the geological and regulatory environment is more stable and predictable, and that we are faced with fewer operational risks, in the Permian Basin as compared to emerging hydrocarbon basins. We believe that the impact of the proven application of new technology, combined with the substantial geological information available about the Permian Basin, also reduces the risk of development and exploration activities as compared to emerging hydrocarbon basins.

Oil and Natural Gas Data

Proved Reserves

Evaluation and Review of Reserves

Our historical reserve estimates as of December 31, 2020, 2019 and 2018 were prepared by Ryder Scott. Ryder Scott is an independent petroleum engineering firm. The technical persons responsible for preparing our proved reserve estimates meet the requirements with regards to qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. Ryder Scott is a third-party engineering firm and does not own an interest in any of our properties and is not employed by us on a contingent basis.

Under SEC rules, proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible–from a given date forward, from known reservoirs and under existing economic conditions, operating methods and government regulations–prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. If deterministic methods are used, the SEC has defined reasonable certainty for proved reserves as a “high degree of confidence that the quantities will be recovered.” All of our proved reserves as of December 31, 2020 were estimated using a deterministic method.

The estimation of reserves involves two distinct determinations. The first determination results in the estimation of the quantities of recoverable oil and natural gas and the second determination results in the estimation of the uncertainty associated with those estimated quantities in accordance with the definitions established under SEC rules. The process of estimating the quantities of recoverable oil and natural gas reserves relies on the use of certain generally accepted analytical procedures. These analytical procedures fall into three broad categories or methods: (1) performance-based methods, (2) volumetric-based methods and (3) analogy. These methods may be used singularly or in combination by the reserve evaluator in the process of estimating the quantities of reserves. Approximately 90% of the proved producing reserves attributable to producing wells were estimated by performance methods. These performance methods include, but may not be limited to, decline curve analysis, which utilized extrapolations of available historical production and pressure data. The remaining 10% of the proved producing reserves were estimated by analogy, or a combination of performance and analogy methods. The analogy method was used where there were inadequate historical performance data to establish a definitive trend and where the use of production performance data as a basis for the reserve estimates was considered to be inappropriate. All proved developed non-producing and undeveloped reserves were estimated by the analogy method.

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

The process of estimating oil, natural gas and natural gas liquids reserves is complex and requires significant judgment, as discussed in “Item 1A. Risk Factors” of this report. As a result, our petroleum engineers and geoscience professionals work closely with our independent reserve engineers to ensure the integrity, accuracy and timeliness of the data used to calculate our proved reserves relating to our assets in the Permian Basin. Our internal technical team members met with our independent reserve engineers periodically during the period covered by the reserve report to discuss the assumptions and methods used in the proved reserve estimation process. We provide historical information to the independent reserve engineers for our properties such as ownership interest, oil and gas production, well test data, commodity prices and operating and development costs. The Executive Vice President–Reservoir Engineering of our general partner is primarily responsible for overseeing the preparation of all of our reserve estimates. The Executive Vice President–Reservoir Engineering of our general partner is a petroleum engineer with over 30 years of reservoir and operations experience and our geoscience staff has an average of approximately 20 years of industry experience per person. Our technical staff uses historical information for our properties such as ownership interest, oil and natural gas production, well test data, commodity prices and operating and development costs.

The preparation of our proved reserve estimates are completed in accordance with our internal control procedures. These procedures, which are intended to ensure reliability of reserve estimations, include the following:

•review and verification of historical production data, which data is based on actual production as reported by our operators;

•preparation of reserve estimates by the Executive Vice President–Reservoir Engineering of our general partner or under his direct supervision;

•review by the Executive Vice President–Reservoir Engineering of our general partner of all of our reported proved reserves at the close of each quarter, including the review of all significant reserve changes and all new proved undeveloped reserves additions;
•direct reporting responsibilities by the Executive Vice President–Reservoir Engineering of our general partner to the Chief Executive Officer of our general partner;

•verification of property ownership by our land department; and

•no employee’s compensation is tied to the amount of reserves booked.

The following table presents our estimated net proved oil and natural gas reserves as of December 31, 2020, 2019 and 2018 based on the reserve reports prepared by Ryder Scott. Each reserve report has been prepared in accordance with the rules and regulations of the SEC. All of our proved reserves included in the reserve reports are located in the continental United States.

	December 31,
	2020	2019	2018
Estimated proved developed reserves:
Oil (MBbls)	40,220	40,857	29,526
Natural gas (MMcf)	93,617	80,737	49,681
Natural gas liquids (MBbls)	16,724	14,994	7,965
Total (MBOE)	72,547	69,307	45,771
Estimated proved undeveloped reserves:
Oil (MBbls)	17,310	13,563	12,352
Natural gas (MMcf)	25,833	15,037	11,916
Natural gas liquids (MBbls)	5,229	3,570	3,027
Total (MBOE)	26,845	19,639	17,365
Estimated Net Proved Reserves:
Oil (MBbls)	57,530	54,420	41,878
Natural gas (MMcf)	119,450	95,774	61,597
Natural gas liquids (MBbls)	21,953	18,564	10,992
Total (MBOE)(1)	99,392	88,946	63,136
Percent proved developed	73%	78%	72%
(1)Estimates of reserves as of December 31, 2020, 2019 and 2018 were prepared using the unweighted arithmetic average of hydrocarbon prices received on a field-by-field basis on the first day of each month within the 12-month periods ended December 31, 2020, 2019 and 2018, respectively, in accordance with SEC guidelines. Reserve estimates do not include any value for probable or possible reserves that may exist, nor do they include any value for undeveloped acreage. The reserve estimates represent our net revenue interest in our properties. Although we believe these estimates are reasonable, actual future production, cash flows, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from these estimates. See “Item 1A. Risk Factors” for a discussion of risks and uncertainties associated with our estimates of proved reserves and related factors, and see Note 14—Supplemental Information on Oil and Natural Gas Operations for further discussion of our reserve estimates and pricing.

Proved Undeveloped Reserves

As of December 31, 2020, our PUD reserves totaled 17,310 MBbls of oil, 25,833 MMcf of natural gas and 5,229 MBbls of natural gas liquids, for a total of 26,845 MBOE. PUDs will be converted from undeveloped to developed as the applicable wells begin production. Our PUD reserves were from 426 horizontal wells, of which Diamondback is the operator of 385 wells with ConocoPhillips (formerly Concho Resources Inc.) and SM Energy operating the majority of the remaining wells. Of the horizontal locations, 173 are Wolfcamp A wells, 86 are Lower Spraberry wells, 84 are Middle Spraberry/Jo Mill wells, 56 are Wolfcamp B wells, 26 are Bone Spring wells and one is a Wolfcamp D well.

The following table includes the changes in PUD reserves for 2020:

(MBOE)
Beginning proved undeveloped reserves at December 31, 2019	19,639
Undeveloped reserves transferred to developed	(7,362)
Revisions	(1,192)
Purchases	88
Divestitures	(14)
Extensions and discoveries	15,686
Ending proved undeveloped reserves at December 31, 2020	26,845

The increase in proved undeveloped reserves was primarily attributable to additions of 15,686 MBOE, primarily from 299 horizontal well locations attributable to extensions resulting from strategic drilling of wells to delineate our acreage position and acquisitions of approximately 88 MBOE, partially offset by the conversion of approximately 7,362 MBOE attributable to PUDs into proved developed reserves. Downward revisions of 1,192 MBOE resulted primarily from PUD downgrades and lower benchmark commodity prices.

All of our PUD drilling locations are scheduled to be drilled within five years from the date they were initially recorded. As of December 31, 2020, none of our total proved reserves were classified as proved developed non-producing.

Oil and Natural Gas Production Prices and Production Costs

Production and Price History

We operate in the Permian Basin and the Eagle Ford Shale in Texas in one reportable segment engaged in the acquisition of oil and natural gas properties. At December 31, 2020, 2019 and 2018, the Permian Basin contained 15% or more of our total proved reserves. The following table sets forth information regarding our share of our operators’ net production of oil, natural gas and natural gas liquids, for these fields along with our share of our operators’ net production from fields containing less than 15% of our total proved reserves:

	Permian Basin	Other(1)	Total
Production Data:
Year Ended December 31, 2020
Oil (MBbls)	5,800	156	5,956
Natural gas (MMcf)	11,098	388	11,486
Natural gas liquids (MBbl)	1,763	85	1,848
Combined volumes (MBOE)	9,413	306	9,718

Year Ended December 31, 2019
Oil (MBbls)	4,890	233	5,123
Natural gas (MMcf)	7,029	628	7,657
Natural gas liquids (MBbl)	1,339	120	1,459
Combined volumes (MBOE)	7,401	458	7,858

Year Ended December 31, 2018
Oil (MBbls)	4,177	222	4,399
Natural gas (MMcf)	5,223	617	5,840
Natural gas liquids (MBbl)	824	109	933
Combined volumes (MBOE)	5,872	434	6,305
(1)Production data for the year ended December 31, 2020, 2019 and 2018 includes the Eagle Ford Shale.

The following table sets forth certain price and cost information for each of the periods indicated:

	Year Ended December 31,
	2020	2019	2018
Average Prices:
Oil (per Bbl)	$36.58	$51.61	$56.13
Natural gas (per Mcf)	$0.79	$1.06	$2.22
Natural gas liquids (per Bbl)	$10.88	$14.63	$24.41
Combined (per BOE)	$25.41	$37.39	$44.83

Oil, hedged ($/Bbl)(1)	$32.00	$51.61	$56.13
Natural gas, hedged ($/Mcf)(1)	$0.02	$1.06	$2.22
Natural gas liquids ($/Bbl)(1)	$10.88	$14.63	$24.41
Combined price, hedged ($/BOE)(1)	$21.71	$37.39	$44.83
(1) Hedged prices reflect the effect of our commodity derivative transactions on our average sales prices. Our calculation of such effects include realized gains and losses on cash settlements for commodity derivatives, which we do not designate for hedge accounting.

Productive Wells

As of December 31, 2020, we owned an average 3.8% net revenue interest in 7,167 gross productive wells, including an average 3.8% net revenue interest in 6,968 gross oil productive wells and an average 2.1% net revenue interest in 199 gross natural gas productive wells. As of December 31, 2020, we had 11 gross productive wells with an average 12.7% net revenue interest in process of being drilled by Diamondback. The expected timing of these wells is based primarily on permitting by third party operators or Diamondback’s current expected completion schedule. Productive wells consist of producing wells capable of production, including natural gas awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities. Gross wells are the total number of producing wells in which we have an interest.

Acreage

The following table sets forth information as of December 31, 2020 relating to the gross and net royalty acreage of our mineral interests:

Basin	Gross Royalty Acreage	Net Royalty Acreage
Delaware	290,821	11,091
Midland	376,090	12,578
Eagle Ford Shale	120,353	681
Total acreage	787,264	24,350

Our net interest in production from our mineral interests is based on lease royalty terms which vary from property to property. Our interest in the majority of these properties is perpetual in nature, however approximately 13% of the net royalty acreage consists of over-riding royalty interests which may be subject to expiration. Net royalty acres are defined as gross acreage multiplied by the average royalty interest.

Title to Properties

Prior to the drilling of an oil or natural gas well, it is the normal practice in our industry for the person or company acting as the operator of the well to obtain a preliminary title review to ensure there are no obvious defects in title to the well. Frequently, as a result of such examinations, certain curative work must be done to correct defects in the marketability of the title, and such curative work entails expense. Our operators’ failure to cure any title defects may delay or prevent us from utilizing the associated mineral interest, which may adversely impact our ability in the future to increase production and reserves. Additionally, undeveloped acreage has greater risk of title defects than developed acreage. If there are any title defects or defects in the assignment of leasehold rights in properties in which we hold an interest, our business and cash available for distribution may be adversely affected.

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

Seasonal Nature of Business

Generally, demand for oil increases during the summer months and decreases during the winter months while natural gas decreases during the summer months and increases during the winter months. Certain natural gas users utilize natural gas storage facilities and purchase some of their anticipated winter requirements during the summer, which can lessen seasonal demand fluctuations. Seasonal weather conditions, such as, for example, the recent severe winter storms in the Permian Basin, and lease stipulations can limit drilling and producing activities and other oil and natural gas operations in a portion of our operating areas. These seasonal anomalies can pose challenges for our operators in meeting well drilling objectives and can increase competition for equipment, supplies and personnel during the spring and summer months, which could lead to shortages and increase costs or delay operations.

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

Waste Handling

The Resource Conservation and Recovery Act, or the RCRA, as amended, and comparable state statutes and regulations promulgated thereunder, affect oil and natural gas exploration, development and production activities by imposing requirements regarding the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. With federal approval, the individual states administer some or all of the provisions of the RCRA, sometimes in conjunction with their own, more stringent requirements. Although most wastes associated with the exploration, development and production of crude oil and natural gas are exempt from regulation as hazardous wastes under the RCRA, such wastes may constitute “solid wastes” that are subject to the less stringent non-hazardous waste requirements. Moreover, the EPA or state or local governments may adopt more stringent requirements for the handling of non-hazardous wastes or categorize some non-hazardous wastes as hazardous for future regulation. Indeed, legislation has been proposed from time to time in Congress to re-categorize certain oil and natural gas exploration, development and production wastes as “hazardous wastes.” Also, in December 2016, the EPA agreed in a consent decree to review its regulation of oil and natural gas waste. However, in April 2019, the EPA concluded that revisions to the federal regulations for the management of oil and natural gas waste are not necessary at this time. Any changes in such laws and regulations could have a material adverse effect on our capital expenditures and operating expenses.

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

Water Discharges

The Federal Water Pollution Control Act of 1972, as amended, also known as the “Clean Water Act,” or the CWA, the Safe Drinking Water Act, the Oil Pollution Act, or the OPA, and analogous state laws and regulations promulgated thereunder impose restrictions and strict controls regarding the unauthorized discharge of pollutants, including produced waters and other gas and oil wastes, into navigable waters of the United States, as well as state waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the state. Spill prevention, control and countermeasure plan requirements under federal law require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak. The CWA and regulations implemented thereunder also prohibit the discharge of dredge and fill material into regulated waters, including jurisdictional wetlands, unless authorized by an appropriately issued permit.

On June 29, 2015, the EPA and the U.S. Army Corps of Engineers, or the Corps, jointly promulgated final rules redefining the scope of waters protected under the CWA. However, on October 22, 2019, the agencies published a final rule to repeal the 2015 rules. The 2015 rule and the 2019 repeal are subject to several ongoing legal challenges. Also, on April 21, 2020, the EPA and the Corps published a final rule replacing the 2015 rule, and significantly reducing the waters subject to federal regulation under the CWA. As a result of such recent developments, substantial uncertainty exists regarding the scope of waters protected under the CWA. Several state and environmental groups have challenged the replacement rule and, on January 20, 2021, the Biden Administration directed the EPA and the Corps to review the rule. To the extent the rules expand the range of properties subject to the CWA’s jurisdiction, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas.

The EPA has also adopted regulations requiring certain oil and natural gas exploration and production facilities to obtain individual permits or coverage under general permits for storm water discharges. In addition, on June 28, 2016, the EPA published a final rule prohibiting the discharge of wastewater from onshore unconventional oil and natural gas extraction facilities to publicly owned wastewater treatment plants, which regulations are discussed in more detail below under the caption “–Regulation of Hydraulic Fracturing.” Costs may be associated with the treatment of wastewater or developing and implementing storm water pollution prevention plans, as well as for monitoring and sampling the storm water runoff from certain of our facilities. Some states also maintain groundwater protection programs that require permits for discharges or operations that may impact groundwater conditions.

The OPA is the primary federal law for oil spill liability. The OPA contains numerous requirements relating to the prevention of and response to petroleum releases into waters of the United States, including the requirement that operators of offshore facilities and certain onshore facilities near or crossing waterways must develop and maintain facility response contingency plans and maintain certain significant levels of financial assurance to cover potential environmental cleanup and restoration costs. The OPA subjects owners of facilities to strict liability that, in some circumstances, may be joint and several for all containment and cleanup costs and certain other damages arising from a release, including, but not limited to, the costs of responding to a release of oil to surface waters.

Non-compliance with the CWA or the OPA may result in substantial administrative, civil and criminal penalties, as well as injunctive obligations.

Air Emissions

The federal Clean Air Act, or the CAA, as amended, and comparable state laws and regulations, regulate emissions of various air pollutants through the issuance of permits and the imposition of other requirements. The EPA has developed, and continues to develop, stringent regulations governing emissions of air pollutants at specified sources. New facilities may be required to obtain permits before work can begin, and existing facilities may be required to obtain additional permits and incur capital costs in order to remain in compliance. For example, on August 16, 2012, the EPA published final regulations under the federal CAA that establish new emission controls for oil and natural gas production and processing operations, which are discussed in more detail below in “—Regulation of Hydraulic Fracturing.” Also, on May 12, 2016, the EPA issued a final rule regarding the criteria for aggregating multiple small surface sites into a single source for air-quality permitting purposes applicable to the oil and natural gas industry. This rule could cause small facilities, on an aggregate basis, to be deemed a major source, thereby triggering more stringent air permitting processes and requirements. These laws and regulations may increase the costs of compliance for some facilities we own or operate, and federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the federal CAA and associated state laws and regulations. Obtaining or renewing permits has the potential to delay the development of oil and natural gas projects.

Climate Change

In recent years, federal, state and local governments have taken steps to reduce emissions of greenhouse gases. The EPA has finalized a series of greenhouse gas monitoring, reporting and emissions control rules for the oil and natural gas industry, and the U.S. Congress has, from time to time, considered adopting legislation to reduce emissions. Almost one-half of the states have already taken measures to reduce emissions of greenhouse gases primarily through the development of greenhouse gas emission inventories and/or regional greenhouse gas cap-and-trade programs. In addition, states have imposed increasingly stringent requirements related to the venting or flaring of gas during oil and natural gas operations. For example, on November 4, 2020, the Texas Railroad Commission adopted new guidance on when flaring is permissible, requiring operators to submit more specific information to justify the need to flare or vent gas.

At the international level, in December 2015, the United States participated in the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France. The resulting Paris Agreement calls for the parties to undertake “ambitious efforts” to limit the average global temperature, and to conserve and enhance sinks and reservoirs of greenhouse gases. The Agreement went into effect on November 4, 2016. The Agreement establishes a framework for the parties to cooperate and report actions to reduce greenhouse gas emissions. Although the United States withdrew from the Paris Agreement effective November 4, 2020, President Biden issued an Executive Order on January 20, 2021 to rejoin the Paris Agreement, which went into effect on February 19, 2021. The United States has indicated its plan to announce in advance of an April 22, 2021 climate summit its nationally determined contribution, or its commitment to reduce its national greenhouse gas emissions to meet this objective. Furthermore, many state and local leaders have stated their intent to intensify efforts to support the commitments set forth in the international accord.

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

Moreover, climate change may be associated with extreme weather conditions such as more intense hurricanes, thunderstorms, tornadoes and snow or ice storms, as well as rising sea levels. Another possible consequence of climate change is increased volatility in seasonal temperatures. Some studies indicate that climate change could cause some areas to experience temperatures substantially hotter or colder than their historical averages. Extreme weather conditions, such as, for example, the recent severe winter storms in the Permian Basin, can interfere with our production and increase our costs and damage resulting from extreme weather may not be fully insured. However, at this time, we are unable to determine the extent to which climate change may lead to increased storm or weather hazards affecting our operations.

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

On August 16, 2012, the EPA published final regulations under the federal CAA that establish new air emission controls for oil and natural gas production and natural gas processing operations. Specifically, the EPA’s rule package includes New Source Performance standards to address emissions of sulfur dioxide and volatile organic compounds and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. The final rules seek to achieve a 95% reduction in volatile organic compounds emitted by requiring the use of reduced emission completions or “green completions” on all hydraulically-fractured wells constructed or refractured after January 1, 2015. The rules also establish specific new requirements regarding emissions from compressors, controllers, dehydrators, storage tanks and other production equipment. The EPA received numerous requests for reconsideration of these rules from both industry and the environmental community, and court challenges to the rules were also filed. In response, the EPA has issued, and will likely continue to issue, revised rules responsive to some of the requests for reconsideration. In particular, on May 12, 2016, the EPA amended its regulations to impose new standards for methane and volatile organic compounds emissions for certain new, modified, and reconstructed equipment, processes, and activities across the oil and natural gas sector. However, in a March 28, 2017 executive order, the Trump Administration directed the EPA to review the 2016 regulations and, if appropriate, to initiate a rulemaking to rescind or revise them consistent with the stated policy of promoting clean and safe development of the nation’s energy resources, while at the same time avoiding regulatory burdens that unnecessarily encumber energy production. Accordingly, on August 13, 2020, the EPA issued final amendments to the 2012 and 2016 New Source Performance standards to ease regulatory burdens, including rescinding standards applicable to transmission or storage segments and eliminating methane requirements altogether. Various state, municipal and environmental groups have challenged the amendments and, on January 20, 2021, President Biden issued an executive order directing the EPA to review the amendments consistent with several policy objective, including reducing greenhouse gas emissions. Thus substantial uncertainty exists regarding the scope of the New Source Performance standards for oil and natural gas operations. The 2012 and 2016 New Source Performance standards, to the extent implemented, as well as any future laws and their implementing regulations, may require us to obtain pre-approval for the expansion or modification of existing facilities or the construction of new facilities expected to produce air emissions, impose stringent air permit requirements, or mandate the use of specific equipment or technologies to control emissions. We cannot predict the final regulatory requirements or the cost to comply with such requirements with any certainty.

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

Several states, including Texas, have adopted, or are considering adopting, regulations that could restrict or prohibit hydraulic fracturing in certain circumstances, impose more stringent operating standards and/or require the disclosure of the composition of hydraulic fracturing fluids. The Texas Legislature adopted legislation, effective September 1, 2011, requiring oil and natural gas operators to publicly disclose the chemicals used in the hydraulic fracturing process. The Texas Railroad Commission adopted rules and regulations implementing this legislation that apply to all wells for which the Texas Railroad Commission issues an initial drilling permit after February 1, 2012. The law requires that the well operator disclose the list of chemical ingredients subject to the requirements of Federal Occupational Safety and Health Act for disclosure on an internet website and also file the list of chemicals with the Texas Railroad Commission with the well completion report. The total volume of water used to hydraulically fracture a well must also be disclosed to the public and filed with the Texas Railroad Commission. Also, in May 2013, the Texas Railroad Commission adopted rules governing well casing, cementing and other standards for ensuring that hydraulic fracturing operations do not contaminate nearby water resources. The rules took effect in January 2014. Additionally, on October 28, 2014, the Texas Railroad Commission adopted disposal well rule amendments designed, among other things, to require applicants for new disposal wells that will receive non-hazardous produced water and hydraulic fracturing flowback fluid to conduct seismic activity searches utilizing the U.S. Geological Survey. The searches are intended to determine the potential for earthquakes within a circular area of 100 square miles around a proposed new disposal well. The disposal well rule amendments, which became effective on November 17, 2014, also clarify the Texas Railroad Commission’s authority to modify, suspend or terminate a disposal well permit if scientific data indicates a disposal well is likely to contribute to seismic activity. The Texas Railroad Commission has used this authority to deny permits for waste disposal wells.

There has been increasing public controversy regarding hydraulic fracturing with regard to the use of fracturing fluids, induced seismic activity, impacts on drinking water supplies, use of water and the potential for impacts to surface water, groundwater and the environment generally. A number of lawsuits and enforcement actions have been initiated across the country implicating hydraulic fracturing practices. If new laws or regulations that significantly restrict hydraulic fracturing are adopted, such laws could make it more difficult or costly for us to perform fracturing to stimulate production from tight formations as well as make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. In addition, if hydraulic fracturing is further regulated at the federal or state level, our fracturing activities could become subject to additional permitting and financial assurance requirements, more stringent construction specifications, increased monitoring, reporting and recordkeeping obligations, plugging and abandonment requirements and also to permitting delays and potential increases in costs. Such changes could cause us to incur substantial compliance costs, and compliance or the consequences of any failure to comply by us could have a material adverse effect on our financial condition and results of operations. At this time, it is not possible to estimate the impact on our business of newly enacted or potential federal, state or local laws governing hydraulic fracturing.

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

Drilling and Production

The operations of our operators are subject to various types of regulation at the federal, state and local level. These types of regulation include requiring permits for the drilling of wells, drilling bonds and reports concerning operations. The states, and some counties and municipalities, in which our operators conduct business also regulate one or more of the following: the location of wells; the method of drilling and casing wells; the timing of construction or drilling activities, including seasonal wildlife closures; the rates of production or “allowables”; the surface use and restoration of properties upon which wells are drilled; the plugging and abandoning of wells; and notice to, and consultation with, surface owners and other third parties.

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

Employees

We do not have any employees. We are managed and operated by the board of directors and executive officers of our general partner. All of the individuals that conduct our business, including our executive officers, are employed by Diamondback.

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

ITEM 1A.     RISK FACTORS

Limited partner interests are inherently different from the capital stock of a corporation, although many of the business risks to which we are subject are similar to those that would be faced by a corporation engaged in a similar business. If any of the following risks were to occur, our business, financial condition, results of operations and cash available for distribution could be materially adversely affected. In that case, we might not be able to make distributions on our common units, the trading price of our common units could decline, and unitholders could lose all or part of their investment. Other risks are also described in “Items 1 and 2. Business and Properties,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

Risks Related to Our Business

Our business has been and will likely continue to be adversely affected by the ongoing COVID-19 coronavirus pandemic.

The spread of COVID-19 caused, and is continuing to cause, severe disruptions in the worldwide and U.S. economy, including the global and domestic demand for oil and natural gas, which could have an adverse effect on our operators and, in turn, on our business, financial condition and cash flows. Moreover, since the beginning of January 2020, the COVID-19 pandemic has caused significant disruption in the financial markets both globally and in the United States. The continued spread of COVID-19 could also negatively impact the availability of key personnel necessary to conduct our business. If COVID-19 continues to spread or the response to contain or mitigate the COVID-19 pandemic through the development and availability of effective treatments and vaccines, including the vaccines recently approved by the FDA for emergency use in the U.S., is unsuccessful, we could continue to experience material adverse effects on our business, financial condition and cash available for distribution to our unitholders. Due to the rapid development and fluidity of this situation, we cannot make any prediction as to the ultimate material adverse impact of the COVID -19 pandemic on our business, financial condition and cash available for distribution to our unitholders.

The sharp decline in oil and natural gas prices and continued volatility in the oil and natural gas markets have negatively impacted, and are likely to continue to negatively impact, exploration and production activities of our operators and, as a result, our revenue and cash available for distribution to our unitholders. In addition, lower oil and natural gas prices may adversely affect the borrowing base under our revolving credit facility and estimates of our proved reserves.

In early March 2020, oil prices dropped sharply and then continued to decline reaching negative levels. This was a result of multiple factors affecting the supply and demand in global oil and natural gas markets, including actions taken by OPEC members and other exporting nations impacting commodity price and production levels and a significant decrease in demand due to the ongoing COVID-19 pandemic. While OPEC members and certain other nations agreed in April 2020 to cut production and subsequently extended such production cuts through December 2020, which helped to reduce a portion of the excess supply in the market and improve crude oil prices, they agreed to increase production by 500,000 barrels per day beginning in January 2021. As a result, downward pressure on commodity prices has continued and could continue for the foreseeable future. We cannot predict if or when commodity prices will stabilize and at what levels.

As a result of the reduction in crude oil demand caused by factors discussed above, Diamondback and other operators on properties in which we have mineral and royalty interests lowered their 2020 capital budgets and production guidance, curtailed near term production and reduced their rig count, all of which may be subject to further reductions or curtailments if the commodity markets and macroeconomic conditions worsen. Although Diamondback and certain of our other operators have moved to restore curtailed production, actions taken by our operators in response to the COVID-19 pandemic and depressed commodity pricing environment have had and are expected to continue to have an adverse effect on our business, financial results and cash flows.

Based on the results of the quarterly ceiling test, we were required to record an impairment on our proved oil and natural gas interests for the year ended December 31, 2020. If commodity prices fall below current levels, we may be required to record impairments in future periods and such impairments could be material. Further, if commodity prices decrease, our production, proved reserves and cash flows will be adversely impacted. Lower oil and natural gas prices may also result in a reduction in the borrowing base under the Operating Company’s revolving credit facility, which may be determined at the discretion of our lenders.

Other significant factors that are likely to continue to affect commodity prices in future periods include, but are not limited to, actions by OPEC members and other oil exporting nations, the effect of U.S. energy, monetary and trade policies, U.S. and global economic conditions, U.S. and global political and economic developments, including the Biden Administration’s energy and environmental policies and the impact of the ongoing COVID-19 pandemic on conditions in the

U.S. oil and natural gas industry, all of which are beyond our control. Our business may be also adversely impacted by any future government rule, regulation or order that may impose production limits, as well as pipeline capacity and storage constraints, in the Permian Basin or Eagle Ford Shale where we have mineral and royalty interests. We cannot predict the ultimate impact of these factors on our business, financial condition and cash available for distribution to our unitholders.

Increased costs of capital could adversely affect our business.

Our business could be harmed by factors such as the availability, terms and cost of capital, increases in interest rates or a reduction in our credit rating. Changes in any one or more of these factors could cause our cost of doing business to increase, limit our access to capital, limit our ability to pursue acquisition opportunities, reduce our cash flows available and place us at a competitive disadvantage. Continuing disruptions and volatility in the global financial markets may lead to an increase in interest rates or a contraction in credit availability impacting our ability to finance our activities. A significant reduction in the availability of credit could materially and adversely affect our ability to achieve our business strategy and cash flows.

We may not have sufficient available cash to pay any quarterly distribution on our common units, our cash available for distribution may vary significantly from quarter to quarter and the board of directors of our general partner has recently modified, and may in the future further modify or revoke, our cash distribution policy at any time at its discretion. Our distribution policy could limit our ability to grow and make acquisitions.

We may not have sufficient available cash each quarter to enable us to pay any distributions to our common unitholders. Furthermore, our partnership agreement does not require us to pay distributions on a quarterly basis or otherwise. The amount of cash we have to distribute each quarter principally depends primarily upon the amount of royalty income we generate, which are dependent upon the volumes of production sold and the prices that our operators realize from the sale of such production. In addition, the actual amount of cash we will have to distribute each quarter under our cash distribution policy will be reduced by replacement capital expenditures, payments in respect of debt service and other contractual obligations and fixed charges and increases in reserves for future operating or capital needs that the board of directors may determine is appropriate. During 2020, our general partner made certain modifications to our distribution policy that reduced the distribution amount and may in the future further modify or revoke our distribution policy at any time at its discretion. For information regarding our distribution policy and the recent modifications, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As a result, quarterly distributions paid to our unitholders may vary significantly from quarter to quarter and may be zero.

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

We use derivative instruments to economically hedge exposure to changes in commodity price and, as a result, are exposed to credit risk and market risk.

We use fixed price swap contracts, fixed price basis swap contracts and costless collar contracts with corresponding put and call options to reduce price volatility associated with certain of our royalty income. Our derivative contracts are based upon reported settlement prices on commodity exchanges, with crude oil derivative settlements based on New York Mercantile Exchange West Texas Intermediate pricing (Cushing and Midland-Cushing) and with natural gas derivative settlements based on the New York Mercantile Exchange Henry Hub and Waha Hub pricing. By using derivative instruments to economically hedge exposure to changes in commodity prices, we expose ourselves to credit risk and market risk due to the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk. Our counterparties have been determined to have an acceptable credit risk; therefore, we do not require collateral from our counterparties. By using derivative instruments, we also may not realize the benefit of any short-term increase in the price of oil and natural gas.

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

For the year ended December 31, 2020, we received approximately 64% and 11% of our royalty revenue from properties operated by Diamondback and Concho Resources, respectively. The failure of Diamondback or Concho Resources to adequately or efficiently perform operations or an operator’s failure to act in ways that are in our best interests could reduce production and revenues. Any development and production activities on our properties are subject to our operators’ reasonable discretion. The level, success and timing of drilling and development activities on our properties, and whether the operators elect to drill any additional wells on our acreage, depends on a number of factors that will be largely outside of our control, including; commodity prices; the timing and amount of capital expenditures by our operators, which could be significantly more than anticipated; the ability of our operators to access capital; the availability of suitable drilling equipment, production and transportation infrastructure and qualified operating personnel; the operators’ expertise, operating efficiency and financial resources; approval of other participants in drilling wells; the operators’ expected return on investment in wells drilled on our acreage as compared to opportunities in other areas; the selection of technology; the selection of counterparties for the sale of production; and the rate of production of the reserves.

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

Approximately 27% of our total estimated proved reserves as of December 31, 2020 were proved undeveloped reserves and may not be ultimately developed or produced. Recovery of proved undeveloped reserves requires significant capital expenditures and successful drilling operations. The reserve data included in the reserve reports of our independent petroleum engineers assume that substantial capital expenditures are required to develop such reserves. We cannot be certain that the estimated costs of the development of these reserves are accurate, that development will occur as scheduled or that the results of such development will be as estimated. Delays in the development of our reserves, increases in costs to drill and develop such reserves, or further decreases in commodity prices will reduce the future net revenues of our estimated proved undeveloped reserves and may result in some projects becoming uneconomical. In addition, delays in the development of reserves could force us to reclassify certain of our proved reserves as unproved reserves.

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

Our producing properties are currently geographically concentrated in the Permian Basin of West Texas. As a result of this concentration, we may be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in this area caused by governmental regulation, processing or transportation capacity constraints, availability of equipment, facilities, personnel or services market limitations or interruption of the processing or transportation of crude oil, natural gas or natural gas liquids and extreme weather conditions, such as the recent severe winter storms in the Permian Basin, and their adverse impact on production volumes, availability of electric power, road accessibility and transportation facilities. In addition, the effect of fluctuations on supply and demand may become more pronounced within specific geographic oil and natural gas producing areas such as the Permian Basin, which may cause these conditions to occur with greater frequency or magnify the effects of these conditions. Due to the concentrated nature of our portfolio of properties, a number of our properties could experience any of the same conditions at the same time, resulting in a relatively greater impact on our results of operations than they might have on other companies that have a more diversified portfolio of properties. Such delays or interruptions could have a material adverse effect on our financial condition and results of operations.

In addition to the geographic concentration of our producing properties described above, as of December 31, 2020, all of our proved reserves were attributable to the Midland and Delaware basins and the Eagle Ford Shale. This concentration of assets within a small number of producing horizons exposes us to additional risks, such as changes in field-wide rules and regulations that could cause us to permanently or temporarily shut-in all of our wells within a field.

Our failure to successfully identify, complete and integrate acquisitions of properties or businesses could slow our growth and adversely affect our results of operations and cash available for distribution.

There is intense competition for acquisition opportunities in our industry. The successful acquisition of producing properties requires an assessment of several factors, including; recoverable reserves, future oil and natural gas prices and their applicable differentials, operating costs and potential environmental and other liabilities. The accuracy of these assessments is inherently uncertain and we may not be able to identify attractive acquisition opportunities. In connection with these assessments, we perform a review of the subject properties that we believe to be generally consistent with industry practices. Our review will not reveal all existing or potential problems nor will it permit us to become sufficiently familiar with the properties to assess fully their deficiencies and capabilities. Inspections may not always be performed on every well, and environmental problems, such as groundwater contamination, are not necessarily observable even when an inspection is undertaken. Even when problems are identified, the seller may be unwilling or unable to provide effective contractual protection against all or part of the problems. Even if we do identify attractive acquisition opportunities, we may not be able to complete the acquisition or do so on commercially acceptable terms. Unless our operators further develop our existing properties, we will depend on acquisitions to grow our reserves, production and cash flow.

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

Project areas on our properties are in various stages of development, ranging from project areas with current drilling or production activity to project areas that have limited drilling or production history. If the wells in the process of being completed are on our property and do not produce sufficient revenues or if dry holes are drilled, our financial condition, results of operations and cash available for distribution may be materially affected.

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

We recorded an impairment for the year ended December 31, 2020. No impairments on proved oil and natural gas properties were recorded for the years ended December 31, 2019 and 2018. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Method of Accounting for Oil and Natural Gas Properties.” If the prices of oil and natural gas continue to decline, we may be required to further write-down the value of our oil and natural gas properties in the future, which could negatively affect our results of operations.

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

The results of the 2020 U.S. presidential and congressional elections may create regulatory uncertainty for the oil and natural gas industry. Changes in environmental laws could increase our operators’ costs and adversely impact our business, financial condition and cash flows.

The results of the 2020 U.S. presidential election, as well as a closely divided Congress, may create regulatory uncertainty in the oil and natural gas industry. During his first weeks in office, President Biden has issued several executive orders promoting various programs and initiatives designed to, among other things, curtail climate change, control the release of methane from new and existing oil and natural gas operations, and pause new oil and natural gas leasing on public lands. It remains unclear what additional actions President Biden will take and what support he will have for any potential legislative changes from Congress. Further, it is uncertain to what extent any new environmental laws or regulations, or any repeal of existing environmental laws or regulations, may affect our or our operators’ business. However, such actions could significantly increase our operators’ costs or impair their ability to explore and develop other projects, which could adversely impact our business, financial condition and cash flows.

We are dependent on electrical power, internet and telecommunication infrastructure and information and computer systems. If any of these systems are compromised or unavailable, our business could be adversely affected.

We are dependent on electric power, internet and telecommunication infrastructure and our information systems and computer based programs. If any of such infrastructure, systems or programs were to fail or become unavailable or compromised, or create erroneous information in our hardware or software network infrastructure, our ability to safely and effectively conduct our business will be limited and any such consequence could have a material adverse effect on our business.

We are subject to cyber security risks. A cyber incident could occur and result in information theft, data corruption, operational disruption and/or financial loss.

The oil and natural gas industry has become increasingly dependent on digital technologies to conduct certain exploration, development, production, and processing activities, including digital technologies to interpret seismic data, manage drilling rigs, production equipment and gathering systems, conduct reservoir modeling and reserves estimation, and process and record financial and operating data. At the same time, cyber incidents, including deliberate attacks or unintentional events, have increased. The U.S. government has issued public warnings that indicate that energy assets might be specific targets of cyber security threats. Our and our operators’ technologies, systems, networks, and those of vendors, suppliers and other business partners, may become the target of cyberattacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information, or other disruption of business activities. In addition, certain cyber incidents, such as surveillance, may remain undetected for an extended period. Our systems for protecting against cyber security risks may not be sufficient. As cyber incidents continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber incidents. We maintain specialized insurance for possible liability resulting from a cyberattack on our assets, however, we cannot assure you that the insurance coverage will be adequate to cover claims that may arise, or that we will be able to maintain adequate insurance at rates we consider reasonable. A loss not fully covered by insurance could have a material adverse effect on our business, financial condition and cash flows.

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

Our substantial level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under the Notes and our other indebtedness.

As of December 31, 2020, we had total long-term debt of $563.9 million, consisting of $479.9 million aggregate principal amount of our outstanding 5.375% senior notes due 2027, which we refer to herein as the Notes, and $84.0 million in outstanding borrowings under the Operating Company’s revolving credit facility which has a maximum credit amount of $2.0 billion and the borrowing base (based on our oil and natural gas reserves and other factors) was set at $580.0 million, borrowings subject to scheduled semi-annual and other borrowing base redeterminations. We and the Operating Company may in the future incur significant additional indebtedness under our revolving credit facilities or otherwise in order to make acquisitions or for other purposes.

Our level of indebtedness could have important consequences to you and affect our operations in several ways, including the following: it may become more difficult for us to satisfy our obligations with respect to the notes, including any repurchase obligations that may arise thereunder; a significant portion of our cash flows could be used to service the Notes and our other indebtedness, which could reduce the funds available to us for operations and other purposes; our vulnerability to general adverse economic and industry conditions could potentially increase; the covenants contained in the agreements governing our outstanding indebtedness will limit our ability to borrow additional funds, dispose of assets, pay distributions and make certain investments; we may be placed at a competitive disadvantage compared to our competitors that are less leveraged and, therefore, our competitors may be able to take advantage of opportunities that our indebtedness would prevent us from pursuing; our debt covenants may also limit management’s discretion in operating our business and our flexibility in planning for, and reacting to, changes in the economy and in our industry; it may become more likely that a reduction in the borrowing base following a periodic redetermination could require us and the Operating Company to repay a portion of the then-outstanding bank borrowings; potentially could limit our ability to access the capital markets to raise capital on favorable terms; it may impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes; and we may be vulnerable to interest rate increases, as the borrowings under the Operating Company’s revolving credit facility are at variable interest rates.

We may still be able to incur substantial additional indebtedness in the future, which could further exacerbate the risks that we and our subsidiaries face.

Restrictive covenants in the Operating Company’s revolving credit facility, the indenture governing the Notes and future debt instruments may limit our ability to respond to changes in market conditions or pursue business opportunities.

The Operating Company’s revolving credit facility and the indenture governing the Notes outstanding contain, and the terms of any future indebtedness may contain, restrictive covenants that limit our and the Operating Company’s ability to, among other things: incur or guarantee additional indebtedness; make certain investments; create additional liens; sell or transfer assets; lease property as a lessee; issue redeemable or preferred equity; voluntarily redeem or prepay debt (including the Notes); merge or consolidate with another entity; pay dividends or make distributions; designate certain of our subsidiaries as unrestricted subsidiaries; create unrestricted subsidiaries; engage in transactions with affiliates; enter into gas imbalance, take-or-pay and similar agreements; and enter into certain swap agreements.

We may be prevented from taking advantage of business opportunities that arise because of the limitations imposed on us and the Operating Company by the restrictive covenants contained in the revolving credit facility and the indenture that govern the Notes. In addition, the revolving credit facility requires us to maintain certain financial ratios and tests. The requirement that we comply with these provisions may materially adversely affect our ability to react to changes in market conditions, take advantage of business opportunities we believe to be desirable, obtain future financing, fund needed capital expenditures or withstand a continuing or future downturn in our business.

Our and the Operating Company’s future ability to comply with these restrictions and covenants is uncertain and will be affected by the levels of cash flow from our operations and other events or circumstances beyond our control. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. A breach of any of these restrictive covenants could result in default under the revolving credit facility. If a default occurs, the lenders under the revolving credit facility may elect to declare all borrowings outstanding, together with accrued interest and other fees, to be immediately due and payable, which would result in an event of default under the indenture governing the Notes. The lenders will also have the right in these circumstances to terminate any commitments they have to provide further borrowings. If we and the Operating Company are unable to repay outstanding borrowings when due, the lenders under the revolving credit facility will also have the right to proceed against the collateral granted to them to secure the indebtedness. If the indebtedness under the revolving credit facility and the Notes were to be accelerated, we cannot assure you that our assets would be sufficient to repay in full that indebtedness.

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

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. We are dependent on cash flow generated by the Operating Company to repay the Notes. The Operating Company’s business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If the Operating Company is unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying capital expenditures, selling assets, restructuring debt or obtaining additional capital on terms that may be onerous or highly dilutive. However, we cannot assure you that undertaking alternative financing plans, if necessary, would allow us to meet our debt obligations. In the absence of such cash flows, we could have substantial liquidity problems and might be required to sell material assets or operations to attempt to meet our debt service and other obligations. The Operating Company’s revolving credit facility and the indenture governing the Notes outstanding restrict our ability to use the proceeds from asset sales. We may not be able to consummate those asset sales to raise capital or sell assets at prices that we believe are fair, and proceeds that we do receive may not be adequate to meet any debt service obligations then due. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at the time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations and have an adverse effect on our financial condition.

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

Our earnings are exposed to interest rate risk associated with borrowings under the Operating Company’s revolving credit facility which provides for interest on borrowings at a floating rate equal to, an alternative base rate tied to LIBOR. LIBOR tends to fluctuate based on multiple facts, including general short-term interest rates, rates set by the U.S. Federal Reserve and other central banks, the supply of and demand for credit in the London interbank market and general economic conditions. We have not hedged our interest rate exposure with respect to our floating rate debt. Accordingly, our interest expense for any particular period will fluctuate based on LIBOR and other variable interest rates. If interest rates increase, so will our interest costs, which may have a material adverse effect on our results of operations and financial condition.

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
Risks Related to Our Operators and Other Working Interest Owners

The operators of our properties are subject to additional risks and uncertainties, including those described below, and, as the owner of mineral interests, we are indirectly exposed to the same risks and uncertainties.

•Development and exploration operations require substantial capital and our operators may be unable to obtain needed capital or financing on satisfactory terms or at all, which could lead to a loss of properties and a decline in our oil and natural gas reserves;
•The potential drilling locations identified by the operators of our properties are susceptible to uncertainties that could materially alter the occurrence or timing of their drilling;
•Acreage must be drilled before lease expiration, generally within three to five years, to hold the acreage by production. Our operators’ failure to drill sufficient wells to hold acreage may result in a loss of the lease and prospective drilling opportunities;
•The unavailability, high cost or shortages of rigs, equipment, raw materials, supplies, oilfield services or personnel may restrict operations on our properties;
•Restrictions on the ability of our operators to obtain water may have an adverse effect on our cash flows;
•The results of our operators’ exploratory drilling in shale plays will be subject to risks associated with drilling and completion techniques and drilling results may not meet our expectations for reserves or production;
•The marketability of oil and natural gas production is dependent upon transportation and other facilities, certain of which neither we nor the operators of our properties control. If these facilities are unavailable, our operators’ operations could be interrupted and our financial results and cash available for distribution could be adversely affected;
•Oil and natural gas operations are subject to various governmental laws and regulations which require compliance that can be burdensome and expensive and could result in significant liabilities. See “Items 1 and 2. Business and Properties-Regulation” for a description of the laws and regulations that affect our operators;
•Drilling for and producing oil and natural gas are high-risk activities with many uncertainties that may adversely affect our and our operators’ business and financial condition and our cash available for distribution;
•Operating hazards and uninsured risks may result in substantial losses and could adversely affect our results of operations and cash available for distribution;
•Our operators’ use of 2-D and 3-D seismic data is subject to interpretation and may not accurately identify the presence of oil and natural gas, which could adversely affect the results of their drilling operations; and
•Our operators may not be able to keep pace with technological developments in our industry.

Risks Inherent in an Investment in Us

Diamondback owns and controls our general partner, which has sole responsibility for conducting our business and managing our operations. Our general partner and its affiliates, including Diamondback, have conflicts of interest with us and limited duties, and they may favor their own interests to the detriment of us and our unitholders.

Diamondback owns and controls our general partner and appoints all of the directors of our general partner. All of the executive officers and certain of the directors of our general partner are also officers and/or directors of Diamondback. Although our general partner has a duty to manage us in a manner that it believes is not adverse to our interest, the executive officers and directors of our general partner have a fiduciary duty to manage our general partner in a manner beneficial to Diamondback. Therefore, conflicts of interest may arise between Diamondback or any of its affiliates, including our general partner, on the one hand, and us or any of our unitholders, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of its affiliates over the interests of our common unitholders. These conflicts include the following situations, among others. Our general partner is allowed to take into account the interests of parties other than us, such as Diamondback, in exercising certain rights under our partnership agreement. Neither our partnership agreement nor any other agreement requires Diamondback to pursue a business strategy that favors us. Our partnership agreement replaces the fiduciary duties that would otherwise be owed by our general partner with contractual standards governing its duties, limits our general partner’s liabilities and restricts the remedies available to our unitholders for actions that, without such limitations, might constitute breaches of fiduciary duty. Except in limited circumstances, our general partner has the power and authority to conduct our business without unitholder approval. Our general partner determines the amount and timing of asset purchases and sales, borrowings, issuances of additional partnership securities and the level of cash reserves, each of which can affect the amount of cash that is distributed to our unitholders. Our general partner determines which costs incurred by it and its affiliates are reimbursable by us. Our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with its affiliates on our behalf. Our general partner intends to limit its liability regarding our contractual and other obligations. Our general partner may exercise its right to call and purchase common units if it and its affiliates own more than 80% of the common units. Our general partner controls the enforcement of obligations that it and its affiliates owe to us. Our general partner decides whether to retain separate counsel, accountants or others to perform services for us. In addition, Diamondback or its affiliates, may compete with us.

Neither we nor our general partner have any employees, and we rely solely on the employees of Diamondback to manage our business. The management team of Diamondback, which includes the individuals who manage us, also perform similar services for Diamondback and certain of its affiliates, and thus are not solely focused on our business.

Neither we nor our general partner have any employees and we rely solely on Diamondback to operate our assets and perform other management, administrative and operating services for us and our general partner. Diamondback provides similar activities with respect to its own assets and operations and those of certain of its affiliates. Because Diamondback provides services to us that are similar to those performed for itself and its affiliates, Diamondback may not have sufficient human, technical and other resources to provide those services at a level that Diamondback would be able to provide to us if it were solely focused on our business and operations. Diamondback may make internal decisions on how to allocate its available resources and expertise that may not always be in our best interest compared to Diamondback’s interests. There is no requirement that Diamondback favor us over itself or others in providing its services. If the employees of Diamondback and their affiliates do not devote sufficient attention to the management and operation of our business, our financial results may suffer and our ability to make distributions to our unitholders may be reduced. Many key responsibilities within our business have been assigned to a small number of individuals. The loss of their services could adversely affect our business. In particular, the loss of the services of one or more members of the executive team of our general partner, including the Chief Executive Officer, President and Chief Financial Officer of our general partner, Travis D. Stice, Kaes Van’t Hof and Teresa L. Dick, respectively, could disrupt our business. Further, we do not maintain “key person” life insurance policies on any of our executive team or other key personnel. As a result, we are not insured against any losses resulting from the death of these key individuals.

Our partnership agreement replaces our general partner’s fiduciary duties to our unitholders.

Our partnership agreement contains provisions that eliminate and replace the fiduciary standards to which our general partner would otherwise be held by state fiduciary duty law. For example, our partnership agreement permits our general partner to make a number of decisions in its individual capacity, as opposed to in its capacity as our general partner, or otherwise free of fiduciary duties to us and our unitholders. This entitles our general partner to consider only the interests and factors that it desires and relieves it of any duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or our limited partners. Examples of decisions that our general partner may make in its individual capacity include; how to allocate business opportunities among us and its affiliates, whether to exercise its call right, how to exercise its voting rights with respect to the units it owns, whether to exercise its registration rights and whether or not to consent to any merger or consolidation of the partnership or any amendment to the partnership agreement.

By purchasing a common unit, a unitholder is treated as having consented to the provisions in the partnership agreement, including the provisions discussed above.

Our partnership agreement restricts the remedies available to holders of our units for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.

Our partnership agreement contains provisions that restrict the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty under state fiduciary duty law. For example, our partnership agreement provides that (i) whenever our general partner makes a determination or takes, or declines to take, any other action in its capacity as our general partner, our general partner is generally required to make such determination, or take or decline to take such other action, in good faith, and will not be subject to any higher standard imposed by our partnership agreement, Delaware law, or any other law, rule or regulation, or at equity, (ii) our general partner and its executive officers and directors will not be liable for monetary damages or otherwise to us or our limited partners resulting from any act or omission unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that such losses or liabilities were the result of conduct in which our general partner or its executive officers or directors engaged in bad faith, willful misconduct or fraud or, with respect to any criminal conduct, with knowledge that such conduct was unlawful; and
(iii) our general partner will not be in breach of its obligations under the partnership agreement or its duties to us or our limited partners if a transaction, even a transaction with an affiliate or the resolution of a conflict of interest, is (a) approved by the conflicts committee of the board of directors of our general partner, although our general partner is not obligated to seek such approval or (b) approved by the vote of a majority of the outstanding common units, excluding any common units owned by our general partner and its affiliates.

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

If at any time our general partner and its affiliates (including Diamondback) own more than 80% of the units, our general partner will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price equal to the greater of (i) the average of the daily closing price of the common units over the 20 trading days preceding the date three days before notice of exercise of the call right is first mailed and (ii) the highest per-unit price paid by our general partner or any of its affiliates for common units during the 90-day period preceding the date such notice is first mailed. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return or a negative return on their investment. Unitholders may also incur a tax liability upon a sale of their units. Our general partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the limited call right. There is no restriction in our partnership agreement that prevents our general partner from causing us to issue additional common units and then exercising its call right. If our general partner exercised its limited call right, the effect would be to take us private and, if the units were subsequently deregistered, we would no longer be subject to the reporting requirements of the Exchange Act. The common units and Class B units are considered limited partner interests of a single class for these provisions. As of December 31, 2020, Diamondback owned approximately 58% of our total units outstanding.

We may issue additional common units and other equity interests without unitholder approval, which would dilute existing unitholder ownership interests.

Under our partnership agreement, we are authorized to issue an unlimited number of additional interests, including common units, without a vote of the unitholders. The issuance by us of additional common units or other equity interests of equal or senior rank will have the following effects; the proportionate ownership interest of unitholders in us immediately prior to the issuance will decrease, the amount of cash distributions on each common unit may decrease, the ratio of our taxable income to distributions may increase, the relative voting strength of each previously outstanding common unit may be diminished, and the market price of the common units may decline.

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
We are a Delaware limited partnership and, prior to May 10, 2018, we were treated as a pass-through entity for federal income tax purposes. On May 10, 2018, we elected to be treated as a corporation for U.S. federal income tax purposes. As a result, we are now subject to tax as a corporation at the corporate tax rate of 21%. While we may not have taxable income in the next three years due to an agreement between Diamondback and us to specially allocate to Diamondback priority allocations of the Operating Company’s income and gains over losses and deductions (but before depletion), there is no guarantee that we will not have any taxable income as a result of our equity interests in the Operating Company. Because an entity-level tax is imposed on us due to our status as a corporation for U.S. federal income tax purposes, our distributable cash flow may be substantially reduced by our tax liabilities.

Distributions to common unitholders may be taxable as dividends.
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

From time to time, legislation has been proposed that, if enacted into law, would make significant changes to U.S. federal and state income tax laws affecting the oil and natural gas industry, including (i) eliminating the immediate deduction for intangible drilling and development costs, (ii) the repeal of the percentage depletion allowance for oil and natural gas properties; and (iii) an extension of the amortization period for certain geological and geophysical expenditures. No accurate prediction can be made as to whether any such legislative changes will be proposed or enacted in the future or, if enacted, what the specific provisions or the effective date of any such legislation would be. These proposed changes in the U.S. tax law, if adopted, or other similar changes that would impose additional tax on our activities or reduce or eliminate deductions currently available with respect to natural gas and oil exploration, development or similar activities, could adversely affect our business, results of operations, financial condition and cash flow.

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

Table of Content
PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Listing and Holders of Record

Our common units are listed on the Nasdaq Global Select Market under the symbol “VNOM.” There were four holders of record of our common units on February 19, 2021.

Cash Distribution Policy

Beginning with the first quarter of 2020, the board of directors of our general partner revised the distribution policy to provide that the Operating Company would distribute 25% of its available cash in the first and second quarters of 2020 to its unitholders (including Diamondback and us) rather than all of its available cash as it had previously done. The Operating Company’s distribution policy was further revised in October 2020 to provide for the distribution of 50% of its available cash beginning with the third quarter of 2020 to its unitholders. We in turn distribute all of the available cash we receive from the Operating Company to our common unitholders. Our available cash, and the available cash of the Operating Company, for each quarter is determined by the board of directors of our general partner following the end of such quarter. The Operating Company’s available cash generally equals our Adjusted EBITDA for the quarter, less cash needed for debt service and other contractual obligations, fixed charges and reserves for future operating or capital needs that the board of directors of our general partner deems necessary or appropriate, if any. Our available cash for each quarter generally equals our Adjusted EBITDA (which is our proportional share of the available cash of the Operating Company for the quarter), less cash needed for the payment of income taxes by us, if any, and the preferred distribution. Immediately prior to the revisions to the distribution policy described above, the Operating Company’s policy was to distribute all of its available cash quarterly to its unitholders. The distribution policy changes noted above were made to enable the Operating Company to continue to retain cash flow to help strengthen our balance sheet, while also expanding the return of capital program through our common unit repurchase program.

We do not have a minimum quarterly distribution or employ structures intended to consistently maintain or increase distributions over time. The board of directors of our general partner may change our distribution policy at any time. Our partnership agreement does not require us to pay distributions to our common unitholders on a quarterly or other basis.

Repurchases of Equity Securities

Our common unit repurchase activity for the three months ended December 31, 2020 was as follows:

Period	Total Number of Units Purchased	Average Price Paid Per Unit(1)	Total Number of Units Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Units that May Yet Be Purchased Under the Plan(2)
	(In thousands, except unit amounts)
October 1, 2020 - October 31, 2020	—	$—	—	$—
November 1, 2020 - November 30, 2020	720,000	$10.50	720,000	$92,441
December 1, 2020 - December 31, 2020	1,325,000	$12.43	1,325,000	$75,974
Total	2,045,000	$11.75	2,045,000
(1)The average price paid per common unit is net of any commissions paid to repurchase common unit.
(2)In November 2020, our board of directors approved a common unit repurchase program to acquire up to $100.0 million of our outstanding common units through December 31, 2021. This repurchase program may be suspended from time to time, modified, extended or discontinued by the board of directors of our general partner at any time.

Recent Sales of Unregistered Securities

None.

ITEM 6.     SELECTED FINANCIAL DATA

[Reserved.]

Table of Content
ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a publicly traded Delaware limited partnership formed by Diamondback to own and acquire mineral and royalty interests in oil and natural gas properties primarily in the Permian Basin. We operate in one reportable segment. Since May 10, 2018, we have been treated as a corporation for U.S. federal income tax purposes.

As of December 31, 2020, our general partner held a 100% general partner interest in us, and Diamondback, either directly or through one of its subsidiaries, owned 731,500 common units and beneficially owned all of our 90,709,946 outstanding Class B units, representing approximately 58% of our total units outstanding. Diamondback also owns and controls our general partner.

The following discussion includes a comparison of our results of operations, including changes in our operating income, and liquidity and capital resources for fiscal year 2020 and fiscal year 2019. A discussion of changes in our results of operations from fiscal year 2018 to fiscal year 2019 has been omitted from this report, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 18, 2020, and is incorporated by reference in this report from such prior Annual Report on Form 10-K.

2020 Transactions and Recent Developments

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

In early March 2020, oil prices dropped sharply and continued to decline reaching negative levels. During 2020, the posted price for West Texas intermediate light sweet crude oil, or NYMEX WTI, price for crude oil has ranged from $(37.63) to $63.27 Bbl, and the NYMEX Henry Hub price of natural gas has ranged from $1.48 to $3.35 per MMBtu. On January 29, 2021, the NYMEX WTI price for crude oil was $52.20 per Bbl and the NYMEX Henry Hub price of natural gas was $2.56 per MMBtu. In response to recent volatility in commodity prices, many producers have reduced their capital expenditure budgets. This was a result of multiple factors affecting the supply and demand in global oil and natural gas markets, including actions taken by OPEC members and other exporting nations impacting commodity price and production levels and a significant decrease in demand due to the ongoing COVID-19 pandemic. While OPEC members and certain other nations agreed in April 2020 to cut production and subsequently extended such production cuts through December 2020, which helped to reduce a portion of the excess supply in the market and improve crude oil prices, they agreed to increase production by 500,000 barrels per day beginning in January 2021. As a result, downward pressure on commodity prices has continued and could continue for the foreseeable future. We cannot predict if or when commodity prices will stabilize and at what levels.

As a result of the reduction in crude oil demand caused by factors discussed above, Diamondback and other operators on properties in which we have mineral and royalty interests lowered their 2020 capital budgets and production guidance, curtailed near term production and reduced their rig count, all of which may be subject to further reductions or curtailments if the commodity markets and macroeconomic conditions worsen. Although Diamondback and certain of our other operators have restored curtailed production, actions taken by our operators in response to the COVID-19 pandemic and depressed commodity pricing environment have had and are expected to continue to have an adverse effect on our business, financial results and cash flows.

Table of Content
Based on the results of the quarterly ceiling test, we recorded an impairment expense of $69.2 million as a result of the decline in commodity prices for the year ended December 31, 2020. If commodity prices fall below current levels, we may be required to record impairments in future periods and such impairments could be material. Further, if commodity prices fail to stabilize or decrease further, our production, proved reserves and cash flows will be adversely impacted. Our business may be also further adversely impacted by any pipeline capacity and storage constraints.

Given the dynamic nature of the events described above, we cannot reasonably estimate the period of time that the ongoing COVID-19 pandemic, the depressed commodity prices, the reduce demand for oil and the adverse macroeconomic will persist, the full extent of the impact they will have on our industry and our business, financial condition or cash flows, or the pace or extent of any subsequent recovery.

Acquisitions and Divestitures Update

During the year ended December 31, 2020, we acquired, from unrelated third-party sellers, mineral interests representing 4,948 gross (417 net royalty) acres for an aggregate of approximately $64.2 million. We funded these acquisitions with cash on hand and borrowings under the Operating Company’s revolving credit facility. We divested 370 net royalty acres for an aggregate of approximately $38.4 million, leaving our footprint of mineral and royalty interests at a total of 24,350 net royalty acres at December 31, 2020.

During the third and fourth quarters of 2020, we divested our equity interest in a limited partnership for approximately $10.8 million.

Cash Distribution Update

On February 19, 2021, the board of directors of our general partner declared a cash distribution for the three months ended December 31, 2020 of $0.14 per common unit, maintaining our distribution for the fourth quarter of 2020 at 50% of cash available for distribution. The distribution is payable on March 11, 2021 to eligible common unitholders of record at the close of business on March 4, 2021. With net debt decreasing in the fourth quarter of 2020 from peak levels due to strong free cash flow generation, as well as an improved forward outlook for production, realized pricing and free cash flow yield, driven primarily by Diamondback’s anticipated development plan and benefiting from our hedging arrangements rolling off in 2021, we expect to increase our return on capital to common unitholders in future quarters.

Implementation of Common Unit Repurchase Program

On November 6, 2020, the board of directors of our general partner approved an expansion of our return of capital program with the implementation of a common unit repurchase program to acquire up to $100.0 million of our outstanding common units. During the year ended December 31, 2020, we repurchased approximately $24.0 million of common units under our repurchase program. As of December 31, 2020, $76.0 million remains available for us to repurchase units under our common unit repurchase program. The common unit repurchase program is authorized to extend through December 31, 2021 and we intend to purchase common units under the repurchase program opportunistically with funds from cash on hand, free cash flow from operations and potential liquidity events such as the sale of assets. This repurchase program may be suspended from time to time, modified, extended or discontinued by the board of directors of our general partner at any time.

Production and Operational Update

Our business has rebounded strongly from the unprecedented volatility experienced throughout 2020 as commodity prices increased and activity has returned to our acreage. There are currently 27 gross rigs operating on our mineral and royalty acreage, four of which are operated by Diamondback. Our production and free cash flow outlook is expected to be driven by Diamondback’s continued focus on developing our acreage, as well as our exposure to other well-capitalized operators in the Permian Basin. We expect that the production impact from the recent winter storms in the Permian Basin will be in the range of four to five days of total net production lost during February 2021 for Diamondback operated properties, with a slightly higher negative impact expected for third party operated properties.

Table of Content
The following table summarizes our gross well information:

	Diamondback Operated	Third Party Operated	Total
Horizontal wells turned to production (fourth quarter 2020)(1):
Gross wells	21	59	80
Net 100% royalty interest wells	1.2	0.9	2.1
Average percent net royalty interest	5.6%	1.6%	2.6%

Horizontal wells turned to production (year ended December 31, 2020)(2):
Gross wells	151	363	514
Net 100% royalty interest wells	9.1	4.7	13.8
Average percent net royalty interest	6.0%	1.3%	2.7%

Horizontal producing well count (fourth quarter 2020):
Gross wells	1,132	3,499	4,631
Net 100% royalty interest wells	88.8	53.1	141.9
Average percent net royalty interest	7.8%	1.5%	3.1%

Horizontal active development well count (as of February 8, 2021)(3):
Gross wells	91	438	529
Net 100% royalty interest wells	5.5	2.6	8.2
Average percent net royalty interest	6.1%	0.6%	1.5%

Line of sight wells (as of February 8, 2021)(4):
Gross wells	83	455	538
Net 100% royalty interest wells	4.6	4.4	9.0
Average percent net royalty interest	5.6%	1.0%	1.7%

(1) Average lateral length of 10,012.
(2) Average lateral length of 9,395.
(3) The total 529 gross wells currently in the process of active development are those wells that have been spud and are expected to be turned to production within approximately the next six to eight months.
(4) The total 538 line-of-sight wells are those that are not currently in the process of active development, but for which Viper has reason to believe that they will be turned to production within approximately the next 15 to 18 months. The expected timing of these line-of-sight wells is based primarily on permitting by third party operators or Diamondback’s current expected completion schedule. Existing permits or active development of our royalty acreage does not ensure that those wells will be turned to production given the current depressed oil prices.

Table of Content
Results of Operations

The following table summarizes our income and expenses for the periods indicated:

	Year Ended December 31,
	2020	2019
	(In thousands)
Operating Results:
Operating income:
Royalty income	$246,981	$293,811
Lease bonus income	2,585	4,117
Other operating income	1,060	355
Total operating income	250,626	298,283
Costs and expenses:
Production and ad valorem taxes	19,844	19,076
Depletion	100,501	78,178
Impairment	69,202	—
General and administrative expenses	8,165	7,489
Total costs and expenses	197,712	104,743
Income (loss) from operations	52,914	193,540
Other income (expense):
Interest expense, net	(33,000)	(21,076)
Gain (loss) on derivative instruments, net	(63,591)	—
Gain (loss) on revaluation of investment	(8,556)	4,832
Other income, net	1,286	2,332
Total other expense, net	(103,861)	(13,912)
Income (loss) before income taxes	(50,947)	179,628
Provision for (benefit from) income taxes	142,466	(41,582)
Net income (loss)	(193,413)	221,210
Net income (loss) attributable to non-controlling interest	(1,109)	174,929
Net income (loss) attributable to Viper Energy Partners LP	$(192,304)	$46,281

Table of Content
The following table summarizes our production data, average sales prices and average costs for the periods indicated:

	Year Ended December 31,
	2020	2019
	(In thousands)
Production Data:
Oil (MBbls)	5,956	5,123
Natural gas (MMcf)	11,486	7,657
Natural gas liquids (MBbls)	1,848	1,459
Combined volumes (MBOE)(1)	9,718	7,858

Average daily oil volumes (BO/d)(2)	16,272	14,035
Average daily combined volumes (BOE/d)(2)	26,551	21,529

Average sales prices(2):
Oil ($/Bbl)	$36.58	$51.61
Natural gas ($/Mcf)(3)	$0.79	$1.06
Natural gas liquids ($/Bbl)	$10.88	$14.63
Combined ($/BOE)	$25.41	$37.39

Oil, hedged ($/Bbl)(4)	$32.00	$51.61
Natural gas, hedged ($/Mcf)(4)	$0.02	$1.06
Natural gas liquids ($/Bbl)(4)	$10.88	$14.63
Combined price, hedged ($/BOE)(4)	$21.71	$37.39

Average costs ($/BOE):
Production and ad valorem taxes	$2.04	$2.43
General and administrative - cash component(5)	0.71	0.72
Total operating expense - cash	$2.75	$3.15

General and administrative - non-cash unit compensation expense	$0.13	$0.23
Interest expense, net	$3.40	$2.68
Depletion	$10.34	$9.95
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
(5)Excludes non-cash unit compensation for the respective periods presented.

Table of Content
Comparison of the Years Ended December 31, 2020 and 2019

Royalty Income

    Our royalty income is a function of oil, natural gas liquids and natural gas production volumes sold and average prices received for those volumes.

The following table presents the impact of pricing and production changes on our royalty income for the years ended December 31, 2020 and 2019:

	2020 vs. 2019
	Change in prices	Production volumes(1)	Total net dollar effect of change
	(Dollars in thousands except change in prices)
Effect of changes in price:
Oil	$(15.03)	5,956	$(89,488)
Natural gas	$(0.27)	11,486	(3,114)
Natural gas liquids	$(3.75)	1,848	(6,928)
Total income due to change in price			$(99,530)

	2020 vs. 2019
	Change in production volumes(1)	Prior period average prices	Total net dollar effect of change
	(Dollars in thousands except average prices)
Effect of changes in production volumes:
Oil	833	$51.61	$42,971
Natural gas	3,829	$1.06	4,046
Natural gas liquids	389	$14.63	5,683
Total income due to change in production volumes			52,700
Total change in income			$(46,830)
(1)Production volumes are presented in MBbls for oil and natural gas liquids and MMcf for natural gas.

Production and Ad Valorem Taxes

The following table presents the production and ad valorem taxes for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020			2019
	Amount (In thousands)	Per BOE	Percentage of Royalty Income	Amount (In thousands)	Per BOE	Percentage of Royalty Income
Production taxes	$12,101	$1.25	4.9%	$14,354	$1.83	4.9%
Ad valorem taxes	7,743	0.79	3.1	4,722	0.60	1.6
Total production and ad valorem taxes	$19,844	$2.04	8.0%	$19,076	$2.43	6.5%

Production taxes as a percentage of royalty income for the year ended December 31, 2020 compared to the year ended December 31, 2019 remained relatively flat. Ad valorem taxes as a percentage of royalty income for the same period in 2020 compared to 2019 increased due to an increase in the valuation of oil and natural gas interests period over period, primarily due to acquisitions and drilling activity, while royalty income declined due to lower prices.

Table of Content
Depletion

The $22.3 million, or 29%, increase in depletion expense for the year ended December 31, 2020 compared to the same period in 2019 was due primarily to an increase in the depletion rate to $10.34 for the year ended December 31, 2020 compared to $9.95 for the year ended December 31, 2019, which largely resulted from higher production levels and an increase in net book value on new reserves added to the depletion base.

Impairment

The Partnership recorded an impairment expense of $69.2 million as a result of the decline in commodity prices for the year ended December 31, 2020. There was no impairment recorded for the year ended December 31, 2019.

Net Interest Expense

    Net interest expense for the years ended December 31, 2020 and 2019 was $33.0 million and $21.1 million, respectively. The increase of $11.9 million was due to increased borrowings during 2020 compared to 2019, as a result of issuing the Notes during the fourth quarter of 2019. This increase was partially offset by repayments of borrowings under the Operating Company’s revolving credit facility and the Notes.

Derivative Instruments

We recorded a loss on derivative instruments for the year ended December 31, 2020 of $63.6 million, which includes cash payments of $37.0 million on settlements of commodity derivative contracts during the period. We had no derivative instruments outstanding during the year ended December 31, 2019. We are required to recognize all derivative instruments on our balance sheet as either assets or liabilities measured at fair value. We have not designated our derivative instruments as hedges for accounting purposes. As a result, we mark our derivative instruments to fair value and recognize the cash and non-cash changes in fair value on derivative instruments in our consolidated statements of operations under the line item captioned “Gain (loss) on derivative instruments, net.”

Gain (loss) on revaluation of investment

We recorded a loss on revaluation of investment of $8.6 million for the year ended December 31, 2020 and a gain of $4.8 million for the year ended December 31, 2019. The decrease of $13.4 million was due to a decrease in current fair value prior to the divestiture of our equity interest in a limited partnership during the third and fourth quarters of 2020.

Provision for (Benefit from) Income Taxes

We recorded an income tax expense of $142.5 million and an income tax benefit of $41.6 million for the years ended December 31, 2020 and 2019, respectively. The change in our income tax provision was primarily due to the application of a valuation allowance on our deferred tax assets during the year ended December 31, 2020, and the revision during the year ended December 31, 2019 of estimated deferred taxes recognized as a result of our change in federal income tax status. The total income tax provision for the year ended December 31, 2020 differed from amounts computed by applying the federal statutory tax rate to pre-tax loss for the period primarily due to impact of recording a valuation allowance on our deferred tax assets and net income attributable to the non-controlling interest. See Note 9—Income Taxes for further details.

Comparison of the Years ended December 31, 2019 and 2018

Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of our 2019 results compared to 2018, which discussion is incorporated herein by reference.

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

Table of Content
from period to period without regard to our financing methods or capital structure. In addition, management uses Adjusted EBITDA in evaluating cash flow that will be available to pay distributions to our common unitholders.
We define Adjusted EBITDA as net income (loss) plus interest expense, net, non-cash unit-based compensation expense, depletion expense, impairment expense, (gain) loss on revaluation of investment, non-cash (gain) loss on derivative instruments, (gain) loss on extinguishment of debt and provision for (benefit from) income taxes. Adjusted EBITDA is not a measure of net income (loss) as determined by GAAP. We exclude the items listed above from net income (loss) in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which are components of Adjusted EBITDA.

Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net income (loss), royalty income, cash flow from operating activities or any other measure of financial performance or liquidity presented as determined in accordance with GAAP. Our computations of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies.

The following table presents a reconciliation of Adjusted EBITDA and cash available for distribution, to net income (loss), our most directly comparable GAAP financial measure for the periods indicated:

	Year Ended December 31,
	2020	2019
	(In thousands)
Net income (loss)	$(193,413)	$221,210
Interest expense, net	33,000	21,076
Non-cash unit-based compensation expense	1,272	1,822
Depletion	100,501	78,178
Impairment	69,202	—
(Gain) loss on revaluation of investment	8,556	(4,832)
Non-cash (gain) loss on derivative instruments	26,593	—
(Gain) loss on extinguishment of debt	6	—
Provision for (benefit from) income taxes	142,466	(41,582)
Consolidated Adjusted EBITDA	188,183	275,872
Less: Adjusted EBITDA attributable to non-controlling interest(1)	107,859	151,498
Adjusted EBITDA attributable to Viper Energy Partners LP	$80,324	$124,374

Adjustments to reconcile Adjusted EBITDA to cash available for distribution:
Income taxes payable	$—	$(150)
Debt service, contractual obligations, fixed charges and reserves	(13,155)	(10,388)
Units repurchased for tax withholding	(384)	(353)
Units - dividend equivalent rights	(44)	(22)
Preferred distributions	(179)	(160)
Cash available for distribution to Viper Energy Partners LP unitholders	$66,562	$113,301

Common limited partner units outstanding	65,817	67,806

Cash available for distribution per limited partner unit	$1.01	$1.67
Cash per unit approved for distribution	$0.37	$1.76
(1) Does not take into account special income allocation consideration.

Table of Content
Cash Distributions

The distribution for the fourth quarter of 2020 is payable on March 11, 2021 to common unitholders of record at the close of business on March 4, 2021. Based on the common units and Operating Company units held by Diamondback on February 22, 2021, the distribution payable to Diamondback for the fourth quarter of 2020 on March 11, 2021 will be approximately $12.8 million. See Note 7—Unitholders' Equity and Distributions for further discussion of our distributions.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity have been cash flows from operations, proceeds from sales of non-core assets and investments, equity and debt offerings and borrowings under our credit agreement. Our primary uses of cash have been distributions to our unitholders, repayments of debt, capital expenditures for the acquisition of our mineral interests and royalty interests in oil and natural gas properties, and repurchases of our common units. We intend to finance future expenditures through a combination of cash on hand, borrowings under our credit agreement and, subject to market conditions and other factors, proceeds from one or more capital market transactions, which may include debt or equity offerings. Our ability to generate cash is subject to several factors, some of which are beyond our control, including commodity prices and general economic, financial, competitive, legislative, regulatory and other factors, including extreme weather conditions, such as, for example, the recent severe winter storms in the Permian Basin that have impacted production volumes on our mineral and royalty acreage. Continued prolonged volatility in the capital, financial and/or credit markets due to the COVID-19 pandemic, the depressed commodity markets and/or adverse macroeconomic conditions, may limit our access to, or increase our cost of, capital or make capital unavailable on terms acceptable to us or at all.

Cash Flows

The following table presents our cash flows for the period indicated:

	Year Ended December 31,
	2020	2019
	(In thousands)
Cash Flow Data:
Net cash provided by (used in) operating activities	$196,556	$236,691
Net cash provided by (used in) investing activities	(16,283)	(530,572)
Net cash provided by (used in) financing activities	(164,754)	274,807
Net increase (decrease) in cash	$15,519	$(19,074)

Operating Activities

Our operating cash flow is sensitive to many variables, the most significant of which are the volatility of prices for oil and natural gas and the volume of oil and natural gas sold by our producers. Prices for these commodities are determined primarily by prevailing market conditions. Regional and worldwide economic activity, extreme weather conditions and other substantially variable factors influence market conditions for these products. These factors are beyond our control and are difficult to predict. The decrease in net cash provided by operating activities during the year ended December 31, 2020, was primarily due to a decrease in royalty income as discussed in “—Results of Operations” above, and an increase in cash paid for derivative contract settlements. This decrease was partially offset by changes in our working capital accounts, most notably in our accounts receivable.

Investing Activities

Net cash used in investing activities during the year ended December 31, 2020, was primarily related to acquisitions of oil and natural gas interests, partially offset by proceeds from the sale of oil and natural gas assets and investments.

Net cash used in investing activities during the year ended December 31, 2019, was primarily related to acquisitions of oil and natural gas interests.

Table of Content
Financing Activities

Net cash used in financing activities during the year ended December 31, 2020, was primarily related to distributions of $108.0 million to our unitholders, $24.0 million of common units repurchased as part of our unit repurchase program, repurchases of the Notes totaling $19.7 million, net of discounts during the second quarter of 2020, and net payments for borrowings under the Operating Company’s revolving credit facility of $12.5 million.

Net cash provided by financing activities during the year ended December 31, 2019, was primarily related to issuance of $500.0 million of the Notes and net proceeds of $340.9 million from our public offerings of common units, partially offset by net repayments of $314.5 million of borrowings under the Operating Company’s revolving credit facility and distributions of $240.4 million to our unitholders during 2019. See Note 7—Unitholders' Equity and Distributions for further discussion of our 2019 equity offering.

Indebtedness

The Operating Company’s Revolving Credit Facility

On July 20, 2018, we, as guarantor, entered into an amended and restated credit agreement with the Operating Company, as borrower, Wells Fargo, as administrative agent, and the other lenders. The credit agreement, as amended to date, provides for a revolving credit facility in the maximum credit amount of $2.0 billion, with a borrowing base of $580.0 million as of December 31, 2020, and a maturity date of November 1, 2022. The Operating Company had $84.0 million of outstanding borrowings and $496.0 million available for future borrowings under the Operating Company’s revolving credit facility as of December 31, 2020. The borrowing base of $580.0 million was reaffirmed by the lenders during the regularly scheduled (semi-annual) fall 2020 redetermination in November 2020. The next semi-annual redetermination is scheduled to occur in May 2021. During the year ended December 31, 2020, the weighted average interest rate on borrowings under the Operating Company’s revolving credit facility was 2.20%.

As of December 31, 2020, the Operating Company was in compliance with all financial maintenance covenants under its credit agreement.

The Notes Offering

On October 16, 2019, we issued our 5.375% senior notes due 2027 in the aggregate principal amount of $500.0 million. We received net proceeds of approximately $490.0 million from the Notes Offering and loaned the gross proceeds from this offering to the Operating Company, which used them to repay then outstanding borrowings under its revolving credit facility. Interest on the Notes accrues at a rate of 5.375% per annum, payable semi-annually on May 1 and November 1 of each year, commencing on May 1, 2020. The Notes will mature on November 1, 2027.

During the year ended December 31, 2020, we repurchased $20.1 million of the outstanding principal of the Notes at cash prices ranging from 97.5% to 98.5% of the aggregate principal amount, which resulted in an immaterial gain on extinguishment of debt, and $479.9 million in aggregate principal amount remained outstanding.

See additional discussion in Note 6—Debt for further details.

Table of Content
Contractual Obligations

The following table summarizes our contractual obligations and commitments as of December 31, 2020:

	Payments Due by Period
	Total	2021	2022-2023	2024-2025	Thereafter
	(In thousands)
Credit agreement(1)	$84,000	$—	$84,000	$—	$—
Senior notes	479,938	—	—	—	479,938
Interest expense related to the senior notes(2)	180,576	25,797	51,593	51,593	51,593
	$744,514	$25,797	$135,593	$51,593	$531,531
(1)Includes the outstanding principal amount under the credit agreement, the table does not include interest expense or other fees payable under this floating rate facility as we cannot predict the timing of future borrowings and repayments or interest rates to be charged.
(2)Interest represents the scheduled cash payments on the Notes.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP.

Certain amounts included in or affecting our consolidated financial statements and related disclosures must be estimated by our management, requiring certain assumptions to be made with respect to values or conditions that cannot be known with certainty at the time the consolidated financial statements are prepared. These estimates and assumptions affect the amounts we report for assets and liabilities and our disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Critical accounting policies cover accounting estimates that are inherently uncertain because the future resolution of such matters is unknown and actual results could differ from those estimates.

We evaluate these estimates on an ongoing basis, using historical experience, consultation with experts and other methods we consider reasonable in the particular circumstances. Any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. Significant items subject to such estimates and assumptions include (i) the method of accounting for our oil and natural gas properties, (ii) estimates of proved oil and natural gas reserves and related present value estimates of future net cash flows therefrom, (iii) impairments of the carrying value of oil and natural gas properties, (iv) fair value of derivatives, and (v) estimates of income taxes.

Below, we have provided expanded discussion of our more significant accounting policies, estimates and judgments.

Royalty Interest and Revenue Recognition

The Partnership records revenue in the month production is delivered to the purchaser. However, settlement statements for certain oil, natural gas and natural gas liquids sales may not be received for 30 to 90 days after the date production is delivered. To the extent actual volumes and prices of oil and natural gas sales are unavailable for a given reporting period because of timing or information not received from third parties, the royalties related to expected sales volumes and prices for those properties are estimated and recorded based upon the Partnership’s interest. The Partnership records the differences between its estimates and the actual amounts received for royalties in the month that payment is received from the producer. The Partnership has existing internal controls for its revenue estimation process and related accruals, and any identified differences between its revenue estimates and actual revenue received historically have not been significant, but could differ materially in future periods.

Method of Accounting for Oil and Natural Gas Properties

We account for oil and natural gas producing activities using the full cost method of accounting. Accordingly, all costs incurred in the acquisition of proved oil and natural gas properties, including the costs of abandoned properties are capitalized. Sales or other dispositions of oil and natural gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded unless the ratio of cost to proved reserves would significantly change.

Table of Content
Depletion of evaluated oil and natural gas properties is computed on the units of production method, whereby capitalized costs are depleted over total proved reserves. If our production remains at approximately the same level from year to year, depletion expense may be significantly different if our estimate of remaining reserves changes significantly.

Costs associated with unevaluated properties are excluded from the full cost pool until we have made a determination as to the existence of proved reserves. We assess all items classified as unevaluated property on an annual basis for possible impairment. We assess properties on an individual basis or as a group if properties are individually insignificant. The assessment includes consideration of the following factors, among others: intent of the operator to drill, remaining lease term with the current operator; geological and geophysical evaluations; drilling results and activity; the assignment of proved reserves; and the economic viability of development if proved reserves are assigned. During any period in which these factors indicate an impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to amortization.

Impairment

The net capitalized costs of proved oil and natural gas properties are subject to a full cost ceiling limitation in which the costs are not allowed to exceed their related estimated future net revenues discounted at 10%. To the extent capitalized costs of evaluated oil and natural gas properties, net of accumulated depreciation, depletion, amortization, impairment and deferred income taxes exceed the discounted future net revenues of proved oil and natural gas reserves, less any related income tax effects, the excess capitalized costs are charged to expense. Significant inputs included in the calculation of future net revenues discounted at 10% used in the impairment analysis include our estimate of operating and development costs, anticipated production of proved reserves and other relevant data. Impairments of our evaluated oil and natural gas properties are not reversible.

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

Derivative Instruments

In order to reduce uncertainty around commodity prices received for our oil and natural gas operators’ production, we enter into commodity price derivative contracts from time to time. We exercise significant judgment in determining the types of instruments to be used, the level of production volumes to include in our commodity derivative contracts, the prices at which we enter into commodity derivative contracts and the counterparties’ creditworthiness.

We have not designated our derivative instruments as hedges for accounting purposes and, as a result, mark our derivative instruments to fair value and recognize the cash and non-cash change in fair value on derivative instruments for each period in the consolidated statements of operations. We are also required to recognize our derivative instruments on the consolidated balance sheets as assets or liabilities at fair value with such amounts classified as current or long-term based on their anticipated settlement dates. The accounting for the changes in fair value of a derivative depends on the intended use of the derivative and resulting designation, and is generally determined using established index prices and other sources which are

Table of Content
based upon, among other things, futures prices and time to maturity. These fair values are recorded by netting asset and liability positions, including any deferred premiums, that are with the same counterparty and are subject to contractual terms which provide for net settlement. Changes in the fair values of our commodity derivative instruments have a significant impact on our net income because we follow mark-to-market accounting and recognize all gains and losses on such instruments in earnings in the period in which they occur.

Income Taxes

Prior to May 10, 2018, we were treated as a pass-through entity for federal income tax purposes. On May 10, 2018, we elected to be treated as a corporation for U.S. federal income tax purposes.
The amount of income taxes we record requires interpretations of complex rules and regulations of federal, state, and provincial tax jurisdictions. We use the asset and liability method of accounting for income taxes, under which deferred tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and (ii) operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are based on enacted tax rates applicable to the future period when those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period the rate change is enacted. A valuation allowance is provided for deferred tax assets when it is more likely than not the deferred tax assets will not be realized after considering all positive and negative evidence available concerning the realizability of our deferred tax assets. During the year ended December 31, 2020, we established a valuation allowance for the full amount of our deferred tax assets.
The accruals for deferred tax assets and liabilities are often based on assumptions that are subject to a significant amount of judgment by management. These assumptions and judgments are reviewed and adjusted as facts and circumstances change. Material changes to our income tax accruals may occur in the future based on the progress of ongoing audits, changes in legislation or resolution of pending matters.

Recent Accounting Pronouncements

See Note 2—Summary of Significant Accounting Policies to our consolidated financial statements included elsewhere in this Annual Report for a full listing of our significant accounting policies.

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

Table of Content
levels and downward pressure on commodity prices has continued and could continue for the foreseeable future. We cannot predict if or when commodity prices will stabilize and at what levels.

During 2020, we used fixed price swap contracts, fixed price basis swap contracts and costless collars with corresponding put and call options to reduce price volatility associated with certain of our royalty income. With respect to our fixed price swap contracts and fixed price basis swap contracts, the counterparty is required to make a payment to us if the settlement price for any settlement period is less than the swap or basis price, and we are required to make a payment to the counterparty if the settlement price for any settlement period is greater than the swap or basis price. With respect to the costless collar contracts, each collar has an established floor price and ceiling price. When the settlement price is below the floor price, the counterparty is required to make a payment to the Partnership and when the settlement price is above the ceiling price, the Partnership is required to make a payment to the counterparty. When the settlement price is between the floor and the ceiling, there is no payment required.

At December 31, 2020, we had a net liability derivative position related to our commodity price derivatives of $26.6 million, related to our costless collars. We did not have any derivative contracts prior to February 2020. Utilizing actual derivative contractual volumes under our contracts as of December 31, 2020, a 10% increase in forward curves associated with the underlying commodity would have increased the net liability position to $29.7 million, an increase of $3.1 million, while a 10% decrease in forward curves associated with the underlying commodity would have decreased the net liability derivative position to $23.5 million, a decrease of $3.1 million. However, any cash derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument.

Credit Risk

We are subject to risk resulting from the concentration of royalty interest revenues in producing oil and natural gas properties and receivables with a limited number of several significant purchasers. For the year ended December 31, 2020, four purchasers accounted for more than 10% of our revenue. For the years ended December 31, 2019 and 2018, three purchasers each accounted for more than 10% of our revenue. See Note 2—Summary of Significant Accounting Policies for further details. We do not require collateral and the failure or inability of our significant purchasers to meet their obligations to us due to their liquidity issues, bankruptcy, insolvency or liquidation may adversely affect our financial results. The ongoing COVID-19 pandemic, depressed commodity pricing environment and adverse macroeconomic conditions may enhance our purchaser credit risk.

Interest Rate Risk
We are subject to market risk exposure related to changes in interest rates on our indebtedness under the Operating Company’s credit agreement. The terms of the credit agreement provide for interest on borrowings at a floating rate equal to an alternative base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.50% and 3-month LIBOR plus 1.0%) or LIBOR, in each case plus the applicable margin. The applicable margin ranges from 0.75% to 1.75% in the case of the alternative base rate and from 1.75% to 2.75% per annum in the case of LIBOR, in each case depending on the amount of the loans outstanding in relation to the borrowing base. We entered into this credit agreement on July 8, 2014, as subsequently amended and restated, and as of December 31, 2020, we had $84.0 million in outstanding borrowings. Our weighted average interest rate was 2.20% for the year ended December 31, 2020.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item appears beginning on page F-1 of this report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Table of Content
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

As of December 31, 2020, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer of our general partner have concluded that as of December 31, 2020, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

Table of Content
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

Management conducted an evaluation of the effectiveness of the Partnership’s internal control over financial reporting based on the framework in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in the 2013 Internal Control-Integrated Framework, management did not identify any material weaknesses in the Partnership’s internal control over financial reporting and determined that the Partnership maintained effective internal control over financial reporting as of December 31, 2020.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Grant Thornton LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Partnership included in this Annual Report on Form 10-K, has issued their report on the effectiveness of the Partnership’s internal control over financial reporting at December 31, 2020. The report, which expresses an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting at December 31, 2020, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Table of Content
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

General Partner and Unitholders
Viper Energy Partners LP

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Viper Energy Partners LP (a Delaware limited partnership) and subsidiary (collectively, the “Partnership”) as of December 31, 2020, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2020, and our report dated February 25, 2021 expressed an unqualified opinion on those financial statements.

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
February 25, 2021

Table of Content
ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Management of Viper Energy Partners LP

We are managed and operated by the board of directors and the executive officers of our general partner, the latter of whom are employed by Diamondback.

Diamondback owns all of the membership interests in our general partner. As a result of owning our general partner, Diamondback has the right to appoint all members of the board of directors of our general partner, including the independent directors. Our common unitholders are not entitled to elect our general partner or its directors or otherwise directly participate in our management or operation. Our general partner owes certain duties to our common unitholders as well as a fiduciary duty to its owner.

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

Executive Officers and Directors of Our General Partner

The following table shows information for the executive officers and directors of our general partner as of January 31, 2021. Directors hold office until their successors have been elected or qualified or until the earlier of their death, resignation, removal or disqualification. Executive officers serve at the discretion of the board of directors of our general partner. There are no family relationships among any of our general partner’s directors or executive officers.

Name	Age	Position With Our General Partner
Travis D. Stice	59	Chief Executive Officer and Director
Kaes Van't Hof	34	President
Teresa L. Dick	51	Chief Financial Officer, Executive Vice President and Assistant Secretary
Russell Pantermuehl	61	Executive Vice President and Chief Engineer
Thomas F. Hawkins	67	Executive Vice President—Land
Matt Zmigrosky	42	Executive Vice President, General Counsel and Secretary
Steven E. West	60	Chairman of the Board
W. Wesley Perry	64	Director
Spencer D. Armour	66	Director
James L. Rubin	36	Director
Rosalind Redfern Grover	79	Director

Travis D. Stice. Mr. Stice has served as Chief Executive Officer and a director of our general partner since February 2014. He has served as Chief Executive Officer of Diamondback since January 2012 and as a director since November 2012. Mr. Stice has also served as the Chief Executive Officer and a director of the general partner of Rattler since July 2018. Prior to these positions with our general partner, Diamondback and Rattler’s general partner, Mr. Stice served as Diamondback’s President and Chief Operating Officer from April 2011 to January 2012. From November 2010 to April 2011, Mr. Stice served as a Production Manager of Apache Corporation, an oil and gas exploration company. Mr. Stice served as a Vice President of Laredo Petroleum Holdings, Inc., an oil and gas exploration company, from September 2008 to September 2010 and as a Development Manager of ConocoPhillips/Burlington Resources Mid-Continent Business Unit, an oil and gas exploration company, from April 2006 until August 2008. Prior to that, Mr. Stice held a series of positions at Burlington Resources, an oil and gas exploration company, most recently as a General Manager, Engineering, Operations and Business Reporting of its Mid Continent Division from January 2001 until Burlington Resources’ acquisition by ConocoPhillips in March 2006. Mr. Stice has over 35 years of experience in production operations, reservoir engineering, production engineering and unconventional oil and

Table of Content
gas exploration and over 20 years of management experience. Mr. Stice graduated from Texas A&M University with a Bachelor of Science degree in Petroleum Engineering. He is a registered engineer in the State of Texas, and is a 35-year member of the Society of Petroleum Engineers.

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

Teresa L. Dick. Ms. Dick has served as Chief Financial Officer, Executive Vice President and Assistant Secretary of our general partner since February 2017 and served as Chief Financial Officer, Senior Vice President and Assistant Secretary from February 2014 to February 2017. She has also served as Diamondback’s Executive Vice President and Chief Accounting Officer since March 2019. Ms. Dick served as Diamondback’s Executive Vice President and Chief Financial Officer from February 2017 to February 2019, as its Assistant Secretary since October 2012, as its Chief Financial Officer and Senior Vice President from November 2009 to February 2017 and as its Corporate Controller from November 2007 until November 2009. Ms. Dick has also served as Chief Financial Officer, Executive Vice President and Assistant Secretary of the general partner of Rattler since July 2018. From June 2006 to November 2007, Ms. Dick held a key management position as the Controller/Tax Director at Hiland Partners, a publicly traded midstream energy master limited partnership. Ms. Dick has over 20 years of accounting experience, including over nine years of public company experience in both audit and tax areas. Ms. Dick received her Bachelor of Business Administration degree in Accounting from the University of Northern Colorado. She is a certified public accountant and a member of the American Institute of CPAs and the Council of Petroleum Accountants Societies.

Russell Pantermuehl. Mr. Pantermuehl has served as Executive Vice President and Chief Engineer of our general partner and Diamondback since March 2019. Mr. Pantermuehl served as Executive Vice President—Reservoir Engineering of our general partner from February 2017 to February 2019 and served as Vice President—Reservoir Engineering from February 2014 to February 2017. He has also served as Diamondback’s Executive Vice President—Reservoir Engineering from February 2017 to March 2019, and served as Vice President-Reservoir Engineering from August 2011 to February 2017. Prior to his positions with us and Diamondback, Mr. Pantermuehl served as a reservoir engineering supervisor for Concho Resources Inc., an oil and gas exploration company, from March 2010 to August 2011. Mr. Pantermuehl worked for ConocoPhillips Company as a reservoir engineering advisor from January 2005 to March 2010. Mr. Pantermuehl also worked as an independent consultant in the oil and gas industry from March 2000 to December 2004. He received a Bachelor of Science degree in Petroleum Engineering from Texas A&M University.

Thomas F. Hawkins. Mr. Hawkins has served as Executive Vice President—Land of our general partner and Diamondback since March 2019. Prior to these positions, he served as Senior Vice President—Land of our general partner and Diamondback from March 2017 to February 2019. Prior to his positions with us and Diamondback, Mr. Hawkins was an independent consultant for land activities from July 2016 to February 2017. Mr. Hawkins has over 40 years of experience in the oil and gas industry. Mr. Hawkins spent seven years with Oasis Petroleum Inc., an oil and gas company, as its Senior Vice President of Land or in related capacities from March 2009 to June 2016. Until February 2009, Mr. Hawkins spent 31 years with ConocoPhillips and Burlington Resources (which ConocoPhillips acquired in 2006). During that time, Mr. Hawkins held various operations and managerial positions in the land, marketing, planning and the corporate acquisitions and divestitures groups. Mr. Hawkins has worked in several major regions in the continental United States, including the San Juan Basin, the Williston Basin and the Austin Chalk/Wilcox Trends in South Texas. Mr. Hawkins holds a Bachelor of Business Administration in Finance from the University of Texas at El Paso.

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

Table of Content
Gump Strauss Hauer & Feld LLP from October 2012 to February 2019, where he worked extensively with Diamondback and its subsidiaries. Mr. Zmigrosky received a Bachelor of Science in Management degree in finance from Tulane University and a Juris Doctorate degree from Southern Methodist University Dedman School of Law.

Steven E. West. Mr. West has served as Chairman of the Board of our general partner since February 2014 and as a director and chairman of the general partner of Rattler since May 2019. Mr. West has also served as a director of Diamondback since December 2011 and as its Chairman of the Board since October 2012. He served as Diamondback's Chief Executive Officer from January 1, 2009 to December 31, 2011. From January 2011 until December 2016, Mr. West was a partner at Wexford Capital LP, focusing on Wexford’s private equity energy investments. From August 2006 until December 2010, Mr. West served as senior portfolio advisor at Wexford. From August 2003 until August 2006, he was the chief financial officer of Sunterra Corporation, a former Wexford portfolio company. From December 1993 until July 2003, Mr. West held senior financial positions at Coast Asset Management and IndyMac Bank. Prior to that, he worked at First Nationwide Bank, Lehman Brothers and Peat Marwick Mitchell & Co., the predecessor of KPMG LLP. Mr. West earned a Bachelor of Science degree in Accounting from California State University, Chico.

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

W. Wesley Perry. Mr. Perry has been a member of the board of directors of our general partner since June 2014. Mr. Perry has served as a director of Genie Energy Ltd., an independent retail energy provider, since October 2011, currently serves as the chair of its audit committee and a member of its compensation, nominating, corporate governance and technology committees and has served as the chairman of the board of directors of Genie Energy International Corporation since September 2009. Mr. Perry also serves as manager of PBEX, LLC, an oil and gas exploration and development company, a position he has held since July 2012. Mr. Perry has served as manager of S.E.S. Investments, Ltd., an oil and gas investment company, since 1985. He served as Chief Executive Officer of E.G.L. Resources, Inc., an oil and gas production company, from July 2008 until December 2019 and served as its President from 2003 to July 2008. Mr. Perry was a director of UTG, Inc., an insurance holding company, from 2001 to 2013 and served on its Audit Committee. Mr. Perry served on the Midland City Council from 2002 to 2008 and as Mayor of Midland from 2008 through 2014. He is the Chairman of the Milagros Foundation and a trustee of the Abell-Hangar Foundation. He has a Bachelor of Science degree in Engineering from the University of Oklahoma.

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

Table of Content
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

As a partnership engaged in the oil and natural gas industry, we face a number of risks, including risks associated with supply of and demand for oil and natural gas, volatility of oil and natural gas prices, exploring for, developing, producing and delivering oil and natural gas, declining production, environmental and other government regulations and taxes, extreme weather conditions that can affect oil and natural gas operations over a wide area, adequacy of our insurance coverage, political instability or armed conflict in oil and natural gas producing regions and the overall economic environment. Management is responsible for the day-to-day management of risks we face as a partnership, while the board of directors of our general partner, as a whole and through its committees, has responsibility for the oversight of risk management. In its risk oversight role, the board of directors of our general partner has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed.

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

Table of Content
Meetings of the Board of Directors

During 2020, the board of directors of our general partner met six times. Each director attended 100% of the meetings of the board and the committees of the board on which he or she served that occurred during 2020.

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

Corporate Governance

The board of directors of our general partner has adopted a Code of Business Conduct and Ethics, or Code of Ethics, that applies to all employees, including executive officers, and directors of our general partner. Amendments to or waivers from the Code of Ethics will be disclosed on our website. We have also made the Code of Ethics available on our website under the “Corporate Governance” section at http://ir.viperenergy.com.

Table of Content
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

The executive officers of our general partner, as well as the employees of Diamondback who provide services to us, may participate in employee benefit plans and arrangements sponsored by Diamondback, including plans that may be established in the future. Certain of our general partner’s executive officers and employees and certain employees of Diamondback who provide services to us currently hold grants under Diamondback’s and Rattler’s equity incentive plans. Except with respect to any awards that may be granted under the LTIP, the executive officers of our general partner do not receive separate amounts of compensation in relation to the services they provide to us. In accordance with the terms of our partnership agreement, we reimburse Diamondback for compensation related expenses attributable to the portion of the executive’s time dedicated to providing services to us. Although we bear an allocated portion of Diamondback’s costs of providing compensation and benefits to employees who serve as executive officers of our general partner, we have no control over such costs and did not establish and do not direct the compensation policies or practices of Diamondback. Except with respect to awards granted under the LTIP, compensation paid or awarded by us in 2020 consisted only of the portion of compensation paid by Diamondback that is allocated to us and our general partner pursuant to Diamondback’s allocation methodology and subject to the terms of the partnership agreement.

A full discussion of the compensation programs for Diamondback’s executive officers and the policies and philosophy of the compensation committee of Diamondback’s board of directors will be set forth in Diamondback’s 2021 proxy statement under the heading “Compensation Discussion and Analysis.” Specifically, compensation paid directly by us through our LTIP or indirectly by us through reimbursement pursuant to our partnership agreement will be included in the amounts set forth in certain of the tables included in Diamondback’s 2021 proxy statement, with awards outstanding pursuant to our LTIP separately identified.

Long-Term Incentive Plan

In order to incentivize our management and directors to continue to grow our business, the board of directors of our general partner adopted the LTIP for employees, officers, consultants and directors of our general partner and any of its affiliates, including Diamondback, who perform services for us.

Table of Content
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

During 2020, our general partner made grants under the LTIP of phantom units to the non-employee directors of our general partner (see “Director Compensation” below for information regarding those awards). No grants under the LTIP were made to the executive officers of our general partner in 2020.

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

Table of Content
Each non-employee director receives a compensation package that consists of an annual cash retainer of $60,000 plus an additional annual payment of $15,000 for the chairperson and $10,000 for each other member of the audit committee and $10,000 for the chairperson and $5,000 for each other member of each other committee. In addition, each non-employee director receives an equity award of phantom units under the LTIP granted annually at the close of business on July 10th of each year or, if not a business day, the first business day thereafter. The number of phantom units awarded is calculated by dividing $100,000 by the average closing price of our common units for the five trading days immediately preceding the date of grant. The awards vest on the first anniversary of the grate date. Our directors are also reimbursed for out-of-pocket expenses in connection with attending meetings of the board of directors or its committees.

Each member of the board of directors of our general partner is indemnified for his or her actions associated with being a director to the fullest extent permitted under Delaware law.

The following table sets forth the aggregate dollar amount of all fees paid to each of the non-employee directors of our general partner during 2020 for their services on the board:

Name	Fees Earned or Paid in cash(a)	Unit Awards(b)	Total
Spencer D. Armour(c)(d)	$75,000	$97,905	$172,905
Rosalind Redfern Grover(c)(d)	$75,000	$97,905	$172,905
W. Wesley Perry(c)(d)	$85,000	$97,905	$182,905
James L. Rubin(c)(d)	$60,000	$97,905	$157,905
Steven E. West(c)(d)	$60,000	$97,905	$157,905
(a)This column reflects the value of a director’s annual retainer.
(b)The amount in this column represents the aggregate grant date fair value of phantom units granted in the fiscal year calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, “Compensation - Stock Compensation.” Distribution equivalent rights are not reflected in the aggregate grant date fair value of phantom unit awards.
(c)Each of Ms. Grover and Messrs. Armour, Perry, Rubin and West received a grant of 3,257 phantom units on July 10, 2019, which vested and settled on July 10, 2020, pursuant to the LTIP, with each unit having a grant date fair value of $31.96. Each phantom unit is the economic equivalent of one of our common units.
(d)Each of Ms. Grover and Messrs. Armour, Perry, Rubin and West received a grant of 9,970 phantom units on July 10, 2020, which will vest and settle on July 10, 2021, pursuant to the LTIP, with each unit having a grant date fair value of $9.82. Each phantom unit is the economic equivalent of one of our common units.

Mr. Stice is a director of our general partner, but is also an executive officer of our general partner and Mr. Stice is an employee of Diamondback E&P LLC. Mr. Stice has received awards pursuant to the LTIP for his service as an executive officer or employee, respectively, and unrelated to his service as director. These awards are reflected in the tables contained in Diamondback’s 2021 proxy statement under the heading “Compensation Discussion and Analysis.”

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

Compensation Policies and Practices as They Relate to Risk Management

We do not have any employees. We are managed and operated by the directors and officers of our general partner and employees of Diamondback perform services on our behalf. Please read “–Compensation Discussion and Analysis” and “Items 1 and 2. Business and Properties–Our Relationship with Diamondback” for more information about this arrangement. For an analysis of any risks arising from Diamondback’s compensation policies and practices, please read Diamondback’s 2021 proxy statement. We have made awards of unit options subject to time-based vesting under our LTIP, which we believe drive a long-

Table of Content
term perspective and which we believe make it less likely that executive officers will take unreasonable risks because the unit options retain value even in a depressed market.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

Holdings of Officers and Directors

The following table presents information regarding the beneficial ownership of our common units as of January 31, 2021 by:

•our general partner;
•each of our general partner’s directors and executive officers; and
•all of our general partner’s directors and executive officers as a group.

Name of Beneficial Owner	Common Units Beneficially Owned(1)	Percentage of Common Units Beneficially Owned
Diamondback Energy, Inc.	731,500	1.1%
Viper Energy Partners GP LLC	—	—
Travis D. Stice(2)	106,169	*
Kaes Van't Hof	35,362	*
Teresa L. Dick	11,540	*
Russell Pantermuehl	48,487	*
Thomas F. Hawkins	—	—
Matt Zmigrosky(3)	8,276	*
Steven E. West(4)	62,807	*
W. Wesley Perry(4)	48,762	*
Spencer D. Armour(4)	12,734	*
James L. Rubin(5)	—	—
Rosalind Redfern Grover(4)	23,096	*
All directors and executive officers as a group (11 persons)	357,233	*
*    Less than 1%
(1)Beneficial ownership is determined in accordance with SEC rules. In computing percentage ownership of each person, (i) common units subject to options held by that person that are exercisable as of January 31, 2021 and (ii) common units subject to options or phantom units held by that person that are exercisable or vesting within 60 days of January 31, 2021 are all deemed to be beneficially owned. These common units, however, are not deemed outstanding for the purpose of computing the percentage ownership of each other person. The percentage of common units beneficially owned is based on 65,462,281 common units outstanding as of January 31, 2021. Unless otherwise indicated, all amounts exclude common units issuable upon the exercise of outstanding options and vesting of phantom units that are not exercisable and/or vested as of January 31, 2021 or within 60 days of January 31, 2021. Unless otherwise noted, the address for each beneficial owner listed below is 500 West Texas Avenue, Suite 1200, Midland, Texas 79701. Except as noted, each unitholder in the above table is believed to have sole voting and sole investment power with respect to the units beneficially held.
(2)All of these units are held by Stice Investments, Ltd., which is managed by Stice Management, LLC, its general partner. Mr. Stice and his spouse hold 100% of the membership interests in Stice Management, LLC, of which Mr. Stice is the manager.
(3)Includes 3,667 phantom units that are scheduled to vest on March 1, 2021.
(4)Excludes 9,970 phantom units that are scheduled to vest on July 10, 2021.
(5)Excludes 29,762 common units (representing vested phantom units previously granted to Mr. Rubin) and 9,970 phantom units that are scheduled to vest on July 10, 2021, all of which have been assigned by Mr. Rubin to Wexford under the terms of his employment with Wexford.

Table of Content
The following table sets forth, as of January 31, 2021, the number of shares of common stock of Diamondback beneficially owned by each of the directors and executive officers of our general partner and all directors and executive officers of our general partner as a group.

	Shares of Diamondback Common Stock Beneficially Owned(1)
Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Travis D. Stice(2)	462,480	*
Kaes Van't Hof(3)	38,222	*
Teresa L. Dick(4)	50,603	*
Russell Pantermuehl(5)	125,146	*
Thomas F. Hawkins(6)	21,902	*
Matt Zmigrosky(7)	10,499	*
Steven E. West(8)	9,291	*
W. Wesley Perry	—	—
Spencer D. Armour	—	—
James L. Rubin	—	—
Rosalind Redfern Grover	—	—
All directors and executive officers as a group (11 persons)	718,143	*
*    Less than 1%
(1)Beneficial ownership is determined in accordance with SEC rules. In computing percentage ownership of each person, (i) shares of common stock subject to options held by that person that are exercisable as of January 31, 2021 and (ii) shares of common stock subject to options or restricted stock units held by that person that are exercisable or vesting within 60 days of January 31, 2021, are all deemed to be beneficially owned. These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of each other person. The percentage of shares beneficially owned is based on 158,002,899 shares of common stock outstanding as of January 31, 2021. Unless otherwise indicated, all amounts exclude shares issuable upon the exercise of outstanding options and vesting of restricted stock units that are not exercisable and/or vested as of January 31, 2021 or within 60 days of January 31, 2021. Except as noted, each stockholder in the above table is believed to have sole voting and sole investment power with respect to the shares of common stock beneficially held.
(2)All of these shares are held by Stice Investments, Ltd., which is managed by Stice Management, LLC, its general partner. Mr. Stice and his spouse hold 100% of the membership interests in Stice Management, LLC, of which Mr. Stice is the manager. Includes 25,811 restricted stock units, that are scheduled to vest on March 1, 2021. Excludes 14,825 restricted stock units, that are scheduled to vest on March 1, 2022. Also excludes (i) 34,133 performance-based restricted stock units awarded on February 13, 2018, that vested effective December 31, 2020 (representing 112% vesting of the originally reported amount) based upon final determination upon certification of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ended on December 31, 2020 by Diamondback’s compensation committee, (ii) 49,436 performance-based restricted stock units awarded to Mr. Stice on March 1, 2019, which are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ending on December 31, 2021 and (iii) 66,714 performance-based restricted stock units awarded to Mr. Stice on March 1, 2020, which are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ending on December 31, 2022.
(3)Includes 12,046 restricted stock units, that are scheduled to vest on March 1, 2021. Excludes (i) 6,918 restricted stock units, that are scheduled to vest on March 1, 2022, (ii) 8,790 restricted stock units, that are scheduled to vest in five equal annual installments beginning on March 1, 2025, (iii) 6,693 performance-based restricted stock units awarded on February 13, 2018, that vested effective December 31, 2020 (representing 112% vesting of the originally reported amount) based upon final determination upon certification of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ended on December 31, 2020 by Diamondback’s compensation committee, (iv) 23,070 performance-based restricted stock units awarded on March 1, 2019, that are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ending on December 31, 2021, (v) 13,183 performance-based restricted stock units awarded to Mr. Van’t Hof on March 1, 2019, that are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ending on December 31, 2021 and are scheduled to vest in five equal annual installments beginning on March 1, 2025 and (vi) 31,133 performance-based restricted stock units awarded to Mr. Van’t Hof on March 1, 2020, that are subject to the

Table of Content
satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ending on December 31, 2022.
(4)Includes 6,883 restricted stock units, that are scheduled to vest on March 1, 2021. Excludes 3,953 restricted stock units, that are scheduled to vest on March 1, 2022. Also excludes (i) 9,370 performance-based restricted stock units awarded to Ms. Dick on February 13, 2018, that vested effective December 31, 2020 (representing 112% vesting of the originally reported amount) based upon final determination upon certification of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ended on December 31, 2020 by Diamondback’s compensation committee, (ii) 13,183 performance-based restricted stock units awarded to Ms. Dick on March 1, 2019, which awards are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ending December 31, 2021 and (iii) 17,790 performance-based restricted stock units awarded to Ms. Dick on March 1, 2020, which awards are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ending on December 31, 2022.
(5)Includes 12,046 restricted stock units that are scheduled to vest on March 1, 2021. Excludes 6,198 restricted stock units that are scheduled to vest on March 1, 2022. Also excludes (i) 17,134 performance-based restricted stock units awarded to Mr. Pantermuehl on March 1, 2019 that vested effective December 31, 2020 (representing 112% vesting of the originally reported amount) based upon final determination upon certification of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ended on December 31, 2020 by Diamondback’s compensation committee, (ii) 23,070 performance-based restricted stock units awarded to Mr. Pantermuehl on March 1, 2019 that are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ending on December 31, 2021 and (iii) excludes 31,133 performance-based restricted stock units awarded to Mr. Pantermuehl on March 1, 2020 that are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ending on December 31, 2022.
(6)Includes 4,475 restricted stock units that are scheduled to vest on March 1, 2021. Excludes 2,569 restricted stock units that are scheduled to vest on March 1, 2022. Also excludes 6,425 performance-based restricted stock units awarded to Mr. Hawkins on February 13, 2018 that vested effective December 31, 2020 (representing 112% vesting of the originally reported amount) based upon final determination upon certification of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ended on December 31, 2020 by Diamondback’s compensation committee, (ii) 8,569 performance-based restricted stock units awarded to Mr. Hawkins on March 1, 2019 that are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ending on December 31, 2021 and (iii) 11,564 performance-based restricted stock units awarded to Mr. Hawkins on March 1, 2020 that are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ending on December 31, 2022.
(7)Includes 5,507 restricted stock units, that are scheduled to vest on March 1, 2021. Excludes 3,162 restricted stock units, that are scheduled to vest on March 1, 2022. Also excludes (i) 10,546 performance-based restricted stock units awarded to Mr. Zmigrosky on March 1, 2019, that are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ending on December 31, 2021 and (ii) 14,232 performance-based restricted stock units awarded to Mr. Zmigrosky on March 1, 2020, that are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ending on December 31, 2022.
(8)Excludes 2,965 restricted stock units that are scheduled to vest on the earlier of the one-year anniversary of the date of grant and the date of the 2021 annual meeting of stockholders of Diamondback.

Table of Content
Holdings of Major Stockholders

The following table sets forth certain information regarding the beneficial ownership of our common units and Class B units as of January 31, 2020 by each unitholder known by us to beneficially own 5% or more of our common units or Class B units.

MAJOR UNITHOLDER TABLE

	Common Units		Class B Units
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class Beneficially Owned	Amount and Nature of Beneficial Ownership(1)	Percentage of Class Beneficially Owned
Diamondback Energy, Inc.(2) 500 West Texas Avenue, Suite 1200 Midland, Texas 79701	731,500	1.1%	90,709,946	100%
Wellington Management Group LLP c/o Wellington Management Company LLP 280 Congress Street Boston, MA 02210	9,539,455(3)	14.6%	—	—
Santa Elena Minerals, LP(4) 400 W. Illinois, Suite 1300 Midland, TX 79701	5,152,124	7.9%	—	—
Goldman Sachs Asset Management(5) 200 West Street New York, NY 10282	3,554,960(6)	5.4%	—	—

(1)Beneficial ownership is determined in accordance with SEC rules. The percentage of common units beneficially owned is based on 65,462,281 common units outstanding as of January 31, 2021. Except as noted, each unitholder in the above table is believed to have sole voting and sole investment power with respect to the common units and Class B units beneficially held.
(2)Diamondback Energy, Inc. is a publicly traded company and holds 731,500 common units and 81,765,429 Class B units directly. Diamondback also has the beneficial ownership of 8,944,517 Class B units, which are held by Energen Resources Corporation, its indirect wholly-owned subsidiary (“Energen Resources”). An aggregate of 90,709,946 Class B units, together with the same aggregate number of units of the Operating Company (each, an “OpCo unit”), held by Diamondback and Energen Resources, are exchangeable from time to time, in their discretion, for common units (that is, one OpCo unit and one Class B unit, together, are exchangeable for one common unit), and, as a result, Diamondback may be deemed to have the beneficial ownership of such common units. Diamondback has sole voting and dispositive power with respect to the common units and Class B units it holds directly. Diamondback also has shared voting and dispositive power of 8,944,517 Class B units held by Energen Resources, which represent approximately 9.9% of the outstanding Class B units. The directors of Diamondback are Travis D. Stice, Steven E. West, Michael P. Cross, David L. Houston, Mark L. Plaumann and Melanie M. Trent. Travis D. Stice is the sole director of Energen Resources.
(3)Based solely on Schedule 13G/A jointly filed with the SEC on February 4, 2021 by Wellington Management Group LLP (“Wellington Management”), Wellington Group Holdings LLP (“Wellington Holdings”), Wellington Investment Advisors Holdings LLP (“Wellington Advisors”) and Wellington Management Company LLP (“Wellington Company”). These units are owned of record by clients of Wellington Company, Wellington Management Canada LLC, Wellington Management Singapore Pte Ltd, Wellington Management Hong Kong Ltd, Wellington Management International Ltd, Wellington Management Japan Pte Ltd and Wellington Management Australia Pty Ltd (collectively, the “Wellington Investment Advisers”). Wellington Advisors controls directly, or indirectly through Wellington Management Global Holdings Ltd., the Wellington Investment Advisers. Wellington Advisors is owned by Wellington Holdings, which is in turn owned by Wellington Management. The clients of the Wellington Investment Advisers have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, such securities. No such client is known to have such right or power with respect to more than five percent of this class of securities. Each of Wellington Management, Wellington Holdings and Wellington Advisors reported shared voting power over 9,210,709 common units and shared dispositive power over 9,539,455 common units. Wellington Company reported shared voting power over 8,931,945 common units and shared dispositive power over 9,224,175 common units.
(4)Based on Viper’s records.
(5)Goldman Sachs Asset Management, L.P. together with GS Investment Strategies, LLC reported as “Goldman Sachs Asset Management.”

Table of Content
(6)Based solely on Schedule 13G filed with the SEC on February 10, 2021 by Goldman Sachs Asset Management. Goldman Sachs Asset Management reported shared voting power with respect to 3,355,212 common units and shared dispositive power with respect to 3,554,960 common units. Clients of the reporting person(s) have or may have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, common units held in their accounts. No such client is known to have such right or power with respect to more than five percent of such common units.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2020:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans not approved by security holders(1)
Long Term Incentive Plan	179,287	$—	8,657,057
(1)Our general partner adopted the LTIP in connection with the IPO in June 2014.

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

Treatment of Equity Awards Granted under the LTIP Upon Termination, Resignation and Death or Disability of Certain Executive Officers of our General Partner and Change of Control

The following sets forth information with respect to the treatment of the unvested equity awards, which were granted to the executive officers of our general partner and were outstanding as of December 31, 2020 under the LTIP, in connection with certain termination events, including a termination related to a change of control of Viper or Diamondback.

Under the terms of the phantom unit awards made to Mr. Zmigrosky of our general partner under the LTIP, all unvested phantom unit awards granted to Mr. Zmigrosky will accelerate and immediately vest upon the change of control of Viper or Diamondback, provided that Diamondback is the sole general partner or Viper, or upon Mr. Zmigrosky’s death or disability. As of December 31, 2020, Mr. Zmigrosky held 3,667 unvested phantom units granted under the LTIP, all of which are scheduled to vest on March 1, 2021 and had an aggregate value of $42,611 as of December 31, 2020.

No other executive officers of our general partner held unvested equity awards under the LTIP as of December 31, 2020.

Table of Content
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Agreements and Transactions with Affiliates

We have entered into certain agreements and transactions with Diamondback and its affiliates, as described in more detail below.

Payments to our General Partner and its Affiliates

Under the terms of our partnership agreement, we are required to reimburse our general partner for all direct and indirect expenses incurred or paid on our behalf and all other expenses allocable to us or otherwise incurred by our general partner in connection with operating our business. The partnership agreement does not set a limit on the amount of expenses for which our general partner and its affiliates may be reimbursed. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by its affiliates. Our general partner is entitled to determine the expenses that are allocable to us. For the year ended December 31, 2020, our general partner received $3.7 million in reimbursements from the Partnership.

Distributions paid to Diamondback

Diamondback is entitled to receive its pro rata portion of the distributions we make on our common units and the Operating Company makes in respect of the OpCo units. Holders of the Partnership’s Class B units are not entitled to receive cash distributions except to the extent of the cash preferred distributions equal to 8% per annum payable quarterly on the $1.0 million capital contribution made to us by Diamondback pursuant to the recapitalization agreement in connection with the issuance of the Class B units in the recapitalization transaction. During the year ended December 31, 2020, Diamondback received distributions from us and the Operating Company in the aggregate amount of $62.3 million.

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
Tax Sharing Agreement

In connection with the closing of the IPO, we entered into a tax sharing agreement with Diamondback, dated June 23, 2014, pursuant to which we agreed to reimburse Diamondback for our share of state and local income and other taxes for which our results are included in a combined or consolidated tax return filed by Diamondback with respect to taxable periods including or beginning on June 23, 2014. The amount of any such reimbursement is limited to the tax that we would have paid had we not been included in a combined group with Diamondback. Diamondback may use its tax attributes to cause its combined or consolidated group, of which we may be a member for this purpose, to owe less or no tax. In such a situation, we

Table of Content
agreed to reimburse Diamondback for the tax we would have owed had the tax attributes not been available or used for our benefit, even though Diamondback had no cash tax expense for that period. For the year ended December 31, 2020, we did not accrue any state income tax expense.

Lease Bonus Payments

During the year ended December 31, 2020, Diamondback paid us $0.4 million in lease bonus payments to extend the term of seven leases and $2.1 million in lease bonus payments for three new leases.

Surface Use

Diamondback periodically pays us for surface use charges and right of way easements related to properties that Diamondback leases from us. During the year ended December 31, 2020, Diamondback paid the Partnership $0.7 million for such purposes.

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

Director Independence

The information required by Item 407(a) of Regulation S-K is included in “Item 10. Directors, Executive Officers and Corporate Governance” above.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The audit committee of the board of directors of our general partner selected Grant Thornton LLP, an independent registered public accounting firm, to audit our consolidated financial statements for the years ended December 31, 2020 and 2019. The audit committee’s charter requires the audit committee to approve in advance all audit and non-audit services to be provided by our independent registered public accounting firm. All services reported in the audit, audit-related, tax and all other fees categories below with respect to our annual reports for the years ended December 31, 2020 and 2019 were approved by the audit committee.

Table of Content
The following table summarizes the aggregate Grant Thornton LLP fees that were allocated to us for independent auditing, tax and related services:

	Year Ended December 31,
	2020	2019
	(In thousands)
Audit fees(1)	$264	$322
Audit-related fees(2)	—	89
Tax fees(3)	—	—
All other fees(4)	—	—
Total	$264	$411
(1)Audit fees represent aggregate fees for audit services, which relate to the fiscal year consolidated audit, quarterly reviews, registration statements, and comfort letters.
(2)Audit-related fees represent fees for an acquired business audit required pursuant to Regulation S-X, Rule 3-05.
(3)Tax fees represent amounts billed in each of the years presented for professional services rendered in connection with tax compliance, tax advice, and tax planning.
(4)All other fees represent amounts billed in each of the years presented for services not classifiable under the other categories listed in the table above.

Table of Content
PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents included in this report:
1. Financial Statements
	Report of Independent Registered Public Accounting Firm	F-1
	Consolidated Balance Sheets	F-3
	Consolidated Statements of Operations	F-4
	Consolidated Statement of Unitholders’ Equity	F-5
	Consolidated Statements of Cash Flows	F-7
	Notes to Consolidated Financial Statements	F-8

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

3.5	First Amendment to Second Amended and Restated Limited Liability Company Agreement of Viper Energy Partners LLC, dated as of March 30, 2020.
4.1	Description of Securities of the Partnership (incorporated by reference to Exhibit 4.1 to the Partnership’s Annual Report on Form 10-K (File 001-36505) filed on February 18, 2020).
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

10.2+	Viper Energy Partners LP Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 of the Partnership’s Current Report on Form 8-K (File No. 001-36505) filed on June 23, 2014).
10.3	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 of the Partnership’s Current Report on Form 8-K (File No. 001-36505) filed on June 23, 2014).
10.4
Tax Sharing Agreement, dated June 23, 2014, by and between Viper Energy Partners LP and Diamondback Energy, Inc. (incorporated by reference to Exhibit 10.5 of the Partnership’s Current Report on Form 8-K (File No. 001-36505) filed on June 23, 2014).

10.5+	Form of Unit Option Agreement (incorporated by reference to Exhibit 10.6 of the Partnership’s Current Report on Form 8-K (File No. 001-36505) filed on June 23, 2014).

Table of Content

3. Exhibits
Exhibit Number	Description
10.6+	Form of Phantom Unit Agreement (incorporated by reference to Exhibit 10.8 of the Partnership’s Annual Report on Form 10-K (File No. 001-36505) filed on February 18, 2020).
10.7
Recapitalization Agreement, dated as of March 28, 2018, by and among Diamondback Energy, Inc., Viper Energy Partners LLC, Viper Energy Partners GP LLC and Viper Energy Partners LP (incorporated by reference to Annex C to the Partnership’s Definitive Information Statement on Schedule 14C (File No. 001-36505) filed on April 17, 2018).

10.8
First Amendment to Recapitalization Agreement dated as of May 9, 2018, by and among Diamondback Energy, Inc., Viper Energy Partners LLC, Viper Energy Partners GP LLC and Viper Energy Partners LP. (incorporated by reference to Exhibit 10.4 of the Partnership’s Current Report on Form 8-K (File 001-36505) filed on May 15, 2018).

10.9
Exchange Agreement, dated as of May 9, 2018, by and among Diamondback Energy, Inc., Viper Energy Partners LLC, Viper Energy Partners GP LLC and Viper Energy Partners LP. (incorporated by reference to Exhibit 10.1 of the Partnership’s Current Report on Form 8-K (File 001-36505) filed on May 15, 2018).

10.10
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

10.12
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

10.13
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

10.14
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

10.15
Sixth Amendment to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of November 6, 2020, among Viper Energy Partners LLC, as borrower, Viper Energy Partners LP, as parent guarantor, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Partnership’s Current Report on Form 8-K (File No. 001-36505) filed on November 12, 2020).

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

99.1*	Reserve Report of Ryder Scott Company, L.P.

Table of Content

3. Exhibits
Exhibit Number	Description
101
The following financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Changes in Unitholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

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

Table of Content
SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

VIPER ENERGY PARTNERS LP
Date:	February 25, 2021
		By:	VIPER ENERGY PARTNERS GP LLC
its general partner

		By:	/s/ Travis D. Stice
		Name:	Travis D. Stice
		Title:	Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Travis D. Stice	Chief Executive Officer and Director	February 25, 2021
Travis D. Stice	(Principal Executive Officer)

/s/ Teresa L. Dick	Chief Financial Officer	February 25, 2021
Teresa L. Dick	(Principal Financial and Accounting Officer)

/s/ Steven E. West	Director	February 25, 2021
Steven E. West

/s/ W. Wesley Perry	Director	February 25, 2021
W. Wesley Perry

/s/ Spencer D. Armour	Director	February 25, 2021
Spencer D. Armour

/s/ James L. Rubin	Director	February 25, 2021
James L. Rubin

/s/ Rosalind Redfern Grover	Director	February 25, 2021
Rosalind Redfern Grover

S-1

Table of Content
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

General Partner and Unitholders
Viper Energy Partners LP

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Viper Energy Partners LP (a Delaware limited partnership) and subsidiary (collectively, the “Partnership”) as of December 31, 2020 and 2019, the related consolidated statements of operations, unitholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Partnership’s internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 25, 2021 expressed an unqualified opinion.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Estimation of proved reserves as it relates to the calculation and recognition of depletion expense and the evaluation of impairment
As described in Note 2 to the financial statements, the Partnership accounts for its oil and gas properties using the full cost method of accounting which requires management to make estimates of proved reserve volumes and future revenues to record depletion expense and measure its oil and gas properties for potential impairment. To estimate the volume of proved reserves and future revenues, management makes significant estimates and assumptions including forecasting the production decline rate of producing properties, forecasting the timing and volume of production associated with the operator’s development plan for proved undeveloped properties. In addition, the estimation of proved reserves is also impacted by management’s judgments and estimates regarding the financial performance of wells associated with proved reserves to determine if wells are expected, with reasonable certainty, to be economical under the appropriate pricing assumptions required in the estimation of depletion expense and potential impairment measurements. We identified the estimation of proved reserves of oil and gas properties, due to its impact on depletion expense and impairment evaluation, as a critical audit matter.

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

Table of Content

Our audit procedures related to the estimation of proved reserves included the following, among others.

•We tested the design and operating effectiveness of key controls relating to the preparation of the ceiling test calculation and management’s estimation of proved reserves for the purpose of estimating depletion expense and assessing the Partnership’s oil and gas properties for potential impairment. Specifically, these controls related to the use of historical information in the estimation of proved reserves derived from the Partnership’s accounting records and the management review controls on information provided to the reservoir engineering specialists and the management review controls on the final proved reserve report prepared by the Partnership’s specialists.

•We evaluated the level of knowledge, skill, and ability of the Partnership’s reservoir engineering specialists and their relationship to the Partnership, made inquiries of those reservoir engineers regarding the process followed and judgments made to estimate the Partnership’s proved reserve volumes, and read the reserve report prepared by the Partnership’s specialists.

•To the extent key, sensitive inputs and assumptions used to determine proved reserve volumes and other cash flow inputs and assumptions are derived from the Partnership’s accounting records, such as historical pricing differentials and ownership interests, we tested management’s process for determining the assumptions, including examining the underlying support, on a sample basis. Specifically, our audit procedures involved testing management’s assumptions as follows:

◦Compared the estimated pricing differentials used in the reserve report to realized prices related to revenue transactions recorded in the current year and examined contractual support for the pricing differentials;

◦Evaluated the net revenue interests used in the reserve report by inspecting a sample of land and division order records;

◦Evaluated the Partnership’s evidence supporting the amount of proved undeveloped properties reflected in the reserve report by examining historical conversion rates and support for the operator’s intent to develop the proved undeveloped properties;

◦Evaluated the estimated ultimate recovery of proved undeveloped properties to the estimated ultimate recovery of comparable proved developed producing properties; and

◦Applied analytical procedures to the reserve report by comparing to historical actual results and to the prior year reserve report.

/s/ GRANT THORNTON LLP

We have served as the Partnership’s auditor since 2013.

Oklahoma City, Oklahoma
February 25, 2021

Viper Energy Partners LP
Consolidated Balance Sheets

	December 31,
	2020	2019
	(In thousands, except unit amounts)
Assets
Current assets:
Cash and cash equivalents	$19,121	$3,602
Royalty income receivable (net of allowance for credit losses)	32,210	58,089
Royalty income receivable—related party	1,998	10,576
Other current assets	665	397
Total current assets	53,994	72,664
Property:
Oil and natural gas interests, full cost method of accounting ($1,364,906 and $1,551,767 excluded from depletion at December 31, 2020 and December 31, 2019, respectively)	2,895,542	2,868,459
Land	5,688	5,688
Accumulated depletion and impairment	(496,176)	(326,474)
Property, net	2,405,054	2,547,673
Deferred tax asset (net of allowance)	—	142,466
Other assets	2,327	22,823
Total assets	$2,461,375	$2,785,626
Liabilities and Unitholders’ Equity
Current liabilities:
Accounts payable	$43	$—
Accounts payable—related party	—	150
Accrued liabilities	18,262	13,282
Derivative instruments	26,593	—
Total current liabilities	44,898	13,432
Long-term debt, net	555,644	586,774
Total liabilities	600,542	600,206
Commitments and contingencies (Note 12)
Unitholders’ equity:
General partner	809	889
Common units (65,817,281 units issued and outstanding as of December 31, 2020 and 67,805,707 units issued and outstanding as of December 31, 2019)	633,415	929,116
Class B units (90,709,946 units issued and outstanding December 31, 2020 and December 31, 2019)	1,031	1,130
Total Viper Energy Partners LP unitholders’ equity	635,255	931,135
Non-controlling interest	1,225,578	1,254,285
Total equity	1,860,833	2,185,420
Total liabilities and unitholders’ equity	$2,461,375	$2,785,626

See accompanying notes to consolidated financial statements.

Viper Energy Partners LP
Consolidated Statements of Operations

	Year Ended December 31,
	2020	2019	2018
	(In thousands, except per unit amounts)
Operating income:
Royalty income	$246,981	$293,811	$282,661
Lease bonus income	2,585	4,117	6,029
Other operating income	1,060	355	130
Total operating income	250,626	298,283	288,820
Costs and expenses:
Production and ad valorem taxes	19,844	19,076	19,048
Depletion	100,501	78,178	58,830
Impairment	69,202	—	—
General and administrative expenses	8,165	7,489	7,955
Total costs and expenses	197,712	104,743	85,833
Income (loss) from operations	52,914	193,540	202,987
Other income (expense):
Interest expense, net	(33,000)	(21,076)	(13,849)
Gain (loss) on derivative instruments, net	(63,591)	—	—
Gain (loss) on revaluation of investment	(8,556)	4,832	(550)
Other income, net	1,286	2,332	1,924
Total other expense, net	(103,861)	(13,912)	(12,475)
Income (loss) before income taxes	(50,947)	179,628	190,512
Provision for (benefit from) income taxes	142,466	(41,582)	(72,365)
Net income (loss)	(193,413)	221,210	262,877
Net income (loss) attributable to non-controlling interest	(1,109)	174,929	118,919
Net income (loss) attributable to Viper Energy Partners LP	$(192,304)	$46,281	$143,958

Net income (loss) attributable to common limited partner units:
Basic	$(2.84)	$0.75	$2.01
Diluted	$(2.84)	$0.75	$2.01
Weighted average number of common limited partner units outstanding:
Basic	67,686	61,744	71,546
Diluted	67,686	61,787	71,626

See accompanying notes to consolidated financial statements.

Viper Energy Partners LP
Statement of Consolidated Unitholders’ Equity

	Limited Partners				General Partner	Non-Controlling Interest
	Common		Class B		Amount	Amount
	Units	Amount	Units	Amount			Total
	(In thousands)
Balance at December 31, 2017	113,882	$913,908	—	$—	$—	$—	$913,908
Impact of adoption of ASU 2016-01	—	(18,651)	—	—	—	—	(18,651)
Unit exchange related to tax conversion	(73,150)	(545,441)	73,150	1,000	1,000	545,441	2,000
Recapitalization related to tax conversion	732	—	(732)	(10)	—	—	(10)
Net proceeds from the issuance of common units - public	10,080	303,121	—	—	—	—	303,121
Unit-based compensation	103	2,763	—	—	—	—	2,763
Unit options exercised	8	140	—	—	—	—	140
Distributions to public	—	(98,333)	—	—	—	—	(98,333)
Distributions to Diamondback	—	(69,655)	—	—	—	(85,454)	(155,109)
Distributions to General Partner	—	(31)	—	—	—	—	(31)
Change in ownership of consolidated subsidiaries, net	—	(91,667)	—	—	—	116,034	24,367
Net income (loss)	—	143,958	—	—	—	118,919	262,877
Balance at December 31, 2018	51,654	540,112	72,419	990	1,000	694,940	1,237,042
Net proceeds from the issuance of common units - public	10,925	340,860	—	—	—	—	340,860
Common units issued for acquisition	5,152	124,012	—	—	—	—	124,012
Offering costs	—	(221)	—	—	—	—	(221)
Unit-based compensation	85	1,822	—	—	—	—	1,822
Class B and OpCo units issued for the Drop-Down acquisition	—	—	18,291	250	—	497,162	497,412
Distributions to public	—	(107,074)	—	—	—	—	(107,074)
Distributions to Diamondback	—	(1,300)	—	(110)	—	(131,801)	(133,211)
Distributions to General Partner	—	31	—	—	(111)	—	(80)
Change in ownership of consolidated subsidiaries, net	—	(15,054)	—	—	—	19,055	4,001
Units repurchased for tax withholding	(11)	(353)	—	—	—	—	(353)
Net income (loss)	—	46,281	—	—	—	174,929	221,210
Balance at December 31, 2019	67,806	$929,116	90,710	$1,130	$889	$1,254,285	$2,185,420

See accompanying notes to consolidated financial statements.

Viper Energy Partners LP
Statement of Consolidated Unitholders’ Equity

	Limited Partners				General Partner	Non-Controlling Interest
	Common		Class B		Amount	Amount
	Units	Amount	Units	Amount			Total
	(In thousands)
Balance at December 31, 2019	67,806	$929,116	90,710	$1,130	$889	$1,254,285	$2,185,420
Unit-based compensation	73	1,272	—	—	—	—	1,272
Distribution equivalent rights payments	—	(44)	—	—	—	—	(44)
Distributions to public	—	(45,630)	—	—	—	—	(45,630)
Distributions to Diamondback	—	(498)	—	(99)	—	(61,685)	(62,282)
Distributions to General Partner	—	—	—	—	(80)	—	(80)
Change in ownership of consolidated subsidiaries, net	—	(34,087)	—	—	—	34,087	—
Units repurchased for tax withholding	(17)	(384)	—	—	—	—	(384)
Repurchased units as part of unit buyback	(2,045)	(24,026)	—	—	—	—	(24,026)
Net income (loss)	—	(192,304)	—	—	—	(1,109)	(193,413)
Balance at December 31, 2020	65,817	$633,415	90,710	$1,031	$809	$1,225,578	$1,860,833

See accompanying notes to consolidated financial statements.

Viper Energy Partners LP
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(193,413)	$221,210	$262,877
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for (benefit from) income taxes	142,466	(41,582)	(72,516)
Depletion	100,501	78,178	58,830
Impairment	69,202	—	—
(Gain) loss on derivative instruments, net	63,591	—	—
Net cash payments on derivatives	(36,998)	—	—
(Gain) loss on revaluation of investment	8,556	(4,832)	550
Other	3,589	2,800	3,500
Changes in operating assets and liabilities:
Royalty income receivable	25,879	(19,266)	(13,069)
Royalty income receivable—related party	8,578	(7,087)	1,653
Accounts payable and accrued liabilities	5,023	7,091	2,545
Other	(418)	179	123
Net cash provided by (used in) operating activities	196,556	236,691	244,493
Cash flows from investing activities:
Acquisitions of oil and natural gas interests	(65,678)	(530,572)	(610,131)
Acquisition of land	—	—	(4,687)
Proceeds from sale of assets	38,594	—	441
Proceeds from the sale of investments	10,801	—	124
Net cash provided by (used in) investing activities	(16,283)	(530,572)	(614,253)
Cash flows from financing activities:
Proceeds from borrowings under credit facility	104,000	590,500	691,500
Repayment on credit facility	(116,500)	(905,000)	(374,000)
Proceeds from senior notes	—	500,000	—
Repayment of senior notes	(19,697)	—	—
Debt issuance costs	(111)	(10,863)	(1,039)
Proceeds from public offerings	—	340,860	305,773
Repurchased units as part of unit buyback	(24,026)	—	—
Distributions to public	(45,674)	(107,074)	(98,333)
Distributions to Diamondback	(62,282)	(133,211)	(155,109)
Other	(464)	(405)	(553)
Net cash provided by (used in) financing activities	(164,754)	274,807	368,239
Net increase (decrease) in cash	15,519	(19,074)	(1,521)
Cash and cash equivalents at beginning of period	3,602	22,676	24,197
Cash and cash equivalents at end of period	$19,121	$3,602	$22,676

Supplemental disclosure of cash flow information:
Interest paid	$33,121	$13,803	$12,438
Supplemental disclosure of non—cash transactions:
OpCo units issued for the Drop-Down transaction (Note 4)	$—	$497,162	$—
Common units issued for acquisition	$—	$124,012	$—

See accompanying notes to consolidated financial statements.

Viper Energy Partners LP
Notes to Consolidated Financial Statements

1.    ORGANIZATION AND BASIS OF PRESENTATION

Organization

Viper Energy Partners LP (the “Partnership”) is a publicly traded Delaware limited partnership focused on owning and acquiring mineral interests and royalty interests in oil and natural gas properties primarily in the Permian Basin. Since May 10, 2018, the Partnership has been treated as a corporation for U.S. federal income tax purposes.

As of December 31, 2020, Viper Energy Partners GP LLC (the “General Partner”), held a 100% general partner interest in the Partnership and Diamondback beneficially owned an approximate 58% of the Partnership’s total limited partner units outstanding. Diamondback owns and controls the General Partner.

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

Making accurate estimates and assumptions is particularly difficult as the oil and natural gas industry experiences challenges resulting from negative pricing pressure from the effects of COVID-19 and actions by OPEC members and other exporting nations on the supply and demand in global oil and natural gas markets. Many companies in the oil and natural gas industry have changed near term business plans in response to changing market conditions. The aforementioned circumstances generally increase uncertainty in the Partnership’s accounting estimates, particularly those involving financial forecasts.

The Partnership evaluates these estimates on an ongoing basis, using historical experience, consultation with experts and other methods the Partnership considers reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from the Partnership’s estimates. Any effects on the Partnership’s business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. Significant items subject to such estimates and assumptions include, but are not limited to, estimates of proved oil and natural gas reserves and related present value estimates of future net cash flows therefrom, the carrying value of oil and natural gas properties, the recoverability of costs of unevaluated properties, the fair value determination of assets and liabilities, fair value estimates of commodity derivatives and estimate of income taxes.

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

Viper Energy Partners LP
Notes to Consolidated Financial Statements - (Continued)

The Partnership adopted Accounting Standards Update (“ASU”) 2016-13 and the subsequent applicable modifications to the rule on January 1, 2020. Accounts receivable are stated at amounts due from purchasers, net of an allowance for expected losses as estimated by the Partnership when collection is deemed doubtful. Accounts receivable outstanding longer than the contractual payment terms are considered past due. The Partnership determines its allowance by considering a number of factors, including the Partnership’s previous loss history, the debtor’s current ability to pay its obligation to the Partnership, the condition of the general economy and the industry as a whole. The Partnership writes off specific accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for expected losses. The adoption of ASU 2016-13 did not result in a material change to the Partnership’s allowance, and no cumulative-effect adjustment was made to beginning unitholders’ equity. At December 31, 2020, the Partnership recorded an immaterial allowance for expected losses and did not record such an allowance at December 31, 2019.

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

Prior-period performance obligations

The Partnership records revenue in the month production is delivered to the purchaser. However, settlement statements for certain oil, natural gas and natural gas liquids sales may not be received for 30 to 90 days after the date production is delivered, and as a result, the Partnership is required to estimate the amount of royalty income to be received based upon the Partnership’s interest. The Partnership records the differences between its estimates and the actual amounts received for royalties in the month that payment is received from the producer. The Partnership has existing internal controls for its revenue estimation process and related accruals, and any identified differences between its revenue estimates and actual revenue received historically have not been significant. The Partnership believes that the pricing provisions of its oil, natural gas and natural gas liquids contracts are customary in the industry. To the extent actual volumes and prices of oil and natural gas sales

Viper Energy Partners LP
Notes to Consolidated Financial Statements - (Continued)

are unavailable for a given reporting period because of timing or information not received from third parties, the royalties related to expected sales volumes and prices for those properties are estimated and recorded.

Oil and Natural Gas Properties

The Partnership uses the full cost method of accounting for its oil and natural gas properties. Under this method, all acquisition, exploration and development costs, including certain internal costs, are capitalized and amortized on a composite unit of production method based on proved oil, natural gas liquids and natural gas reserves. Internal costs capitalized to the full cost pool represent management’s estimate of costs incurred directly related to exploration and development activities such as geological and other administrative costs associated with overseeing the exploration and development activities. All internal costs not directly associated with exploration and development activities were charged to expense as they were incurred. Sales of oil and natural gas properties, whether or not being amortized currently, are accounted for as adjustments of capitalized costs, with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil, natural gas liquids and natural gas. At December 31, 2020 and 2019, the Partnership’s oil and natural gas properties consist solely of mineral interests in oil and natural gas properties.

Depletion of evaluated oil and natural gas properties is computed on the units of production method, whereby capitalized costs are amortized over total proved reserves. The average depletion rate per barrel equivalent unit of production was $10.34, $9.95 and $9.33 for the years ended December 31, 2020, 2019 and 2018, respectively. Depletion for oil and natural gas properties was $100.5 million, $78.2 million and $58.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Under the full cost method of accounting, the Partnership is required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of the proved oil and natural gas properties. Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes, or the cost center ceiling. The cost center ceiling is defined as the sum of (a) estimated future net revenues, discounted at 10% per annum, from proved reserves, based on the trailing 12-month unweighted average of the first-day-of-the-month price, adjusted for any contract provisions and excluding the estimated abandonment costs for properties with asset retirement obligations recorded on the balance sheet, (b) the cost of properties not being amortized, if any, and (c) the lower of cost or market value of unproved properties included in the cost being amortized, including related deferred taxes for differences between the book and tax basis of the oil and natural gas properties. If the net book value, including related deferred taxes, exceeds the ceiling, an impairment or non-cash write-down is required. The Partnership recorded an impairment of $69.2 million on proved oil and natural gas interests for the year ended December 31, 2020. No impairment on proved oil and natural gas properties was recorded for the year ended December 31, 2019 and 2018.

Costs associated with unevaluated properties are excluded from the full cost pool until the Partnership has made a determination as to the existence of proved reserves. The Partnership assesses all items classified as unevaluated property on an annual basis for possible impairment. The Partnership assesses properties on an individual basis or as a group if properties are individually insignificant. The assessment includes consideration of the following factors, among others: intent of the operator to drill; remaining lease term with the current operator; geological and geophysical evaluations; drilling results and activity; the assignment of proved reserves; and the economic viability of development if proved reserves are assigned. During any period in which these factors indicate an impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to amortization.

Debt Issuance Costs

Other assets include capitalized costs related to the credit facility of $6.7 million, $6.6 million and $5.5 million, net of accumulated amortization of $4.4 million, $3.1 million and $2.2 million as of December 31, 2020, 2019 and 2018, respectively. The costs are associated with the Partnership’s credit agreement and are being amortized over the term of the credit agreement.

Long-term debt includes insignificant capitalized costs related to the Notes. The costs associated with the Notes are being netted against the Notes balances and are being amortized over the term of the Notes using the effective interest method. See Note 6—Debt for further details.

Viper Energy Partners LP
Notes to Consolidated Financial Statements - (Continued)

Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2020	2019
	(In thousands)
Interest payable	$4,311	$6,718
Ad valorem taxes payable	6,501	5,632
Derivatives instruments payable	7,392	—
Other	58	932
Total accrued liabilities	$18,262	$13,282

Concentrations

The Partnership is subject to risk resulting from the concentration of the Partnership’s royalty interest revenues in producing oil and natural gas properties and receivables with several significant purchasers. For the year ended December 31, 2020, four purchasers each accounted for more than 10% of royalty interest revenue: Trafigura Trading LLC (23%), Vitol Midstream Pipeline LLC (14%), Shell Trading (US) Company (“Shell Trading”) (13%), and Concho Resources (11%). For the year ended December 31, 2019, three purchasers each accounted for more than 10% of royalty interest revenue: Trafigura Trading LLC (27%), Concho Resources, Inc. (16%) and Shell Trading (12%). For the year ended December 31, 2018, three purchasers each accounted for more than 10% of royalty interest revenue: Shell Trading (31%), Concho Resources (16%), and Trafigura Trading LLC (11%). The Partnership does not require collateral and does not believe the loss of any single purchaser would materially impact the Partnership’s operating results, as crude oil and natural gas are fungible products with well-established markets and numerous purchasers.

Earnings Per Unit

Earnings per unit applicable to limited partners is computed utilizing the “if-converted” method which by dividing limited partners’ interest in net income by the weighted average number of outstanding common units outstanding. The treasury-stock method is utilized to determine the dilutive effect, if any, of unvested common units granted under the Partnership’s long-term incentive plan (“LTIP”) .

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

The Partnership is continuing its practice of recognizing interest and penalties related to income tax matters as interest expense and general and administrative expenses, respectively. During the years ended December 31, 2020, 2019 and 2018, there was no interest or penalties associated with uncertain tax positions recognized in the Partnership’s consolidated financial statements. See Note 9—Income Taxes for further details.

Non-controlling Interest

Non-controlling interest in the accompanying consolidated financial statements represents Diamondback’s ownership in the net assets of the Operating Company. When Diamondback’s relative ownership interest in the Operating Company changes, adjustments to non-controlling interest and common unitholder equity, tax effected, will occur. Because these changes in the Partnership’s ownership interest in the Operating Company did not result in a change of control, the transactions were accounted for as equity transactions under ASC Topic 810, “Consolidation.” This guidance requires that any differences between the carrying value of the Partnership’s basis in the Operating Company and the fair value of the consideration received

Viper Energy Partners LP
Notes to Consolidated Financial Statements - (Continued)

are recognized directly in equity and attributed to the controlling interest. See Note 7—Unitholders' Equity and Partnership Distributions for further discussion of the change in ownership.

Recent Accounting Pronouncements

Recently Adopted Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-13, “Financial Instruments - Credit Losses”. This update affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The Partnership adopted this update effective January 1, 2020. The adoption of this update did not have a material impact on its financial position, results of operations or liquidity since it does not have a history of credit losses.

Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes”. This update is intended to simplify the accounting for income taxes by removing certain exceptions and by clarifying and amending existing guidance. This update is effective for public business entities beginning after December 15, 2020 with early adoption permitted. The Partnership does not believe the adoption of this standard will have an impact on its financial position, results of operations or liquidity.

The Partnership considers the applicability and impact of all ASUs. ASUs not listed above were assessed and determined to be either not applicable or clarifications of ASUs previously disclosed.

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

For the years ended December 31, 2020, 2019 and 2018, any revenues recognized in the current reporting period for performance obligations satisfied in prior reporting periods was not material.

The following table disaggregates the Partnership’s total royalty income by product type:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Oil income	$217,859	$264,376	$246,922
Natural gas income	9,024	8,092	12,976
Natural gas liquids income	20,098	21,343	22,763
Total royalty income	$246,981	$293,811	$282,661

4.    ACQUISITIONS AND DIVESTITURES

2020 Activity

During the year ended December 31, 2020, the Partnership acquired, from unrelated third-party sellers, mineral and royalty interests representing 4,948 gross (417 net royalty) acres in the Permian Basin for an aggregate purchase price of approximately $64.2 million, subject to post-closing adjustments. The Partnership funded these acquisitions with cash on hand and borrowings under the Operating Company’s revolving credit facility.

Viper Energy Partners LP
Notes to Consolidated Financial Statements - (Continued)

Divestiture of Certain Non-Core Assets and Investments

During 2020, the Partnership divested its equity interest in a limited partnership for approximately $10.8 million. This divestiture resulted in an immaterial loss.

During the year ended December 31, 2020, the Partnership completed its divestiture of 370 net royalty acres of certain non-core Permian assets for an aggregate sale price of $38.4 million. This divestiture did not result in a gain or loss because it did not have a significant effect on the Partnership’s reserve base or depreciation, depletion and amortization rate.

2019 Activity

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

Other 2019 Acquisitions

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

2018 Activity

During the year ended December 31, 2018, the Partnership acquired mineral interests from unrelated third parties underlying 3,585 net royalty acres for an aggregate of approximately $440.4 million. The Partnership funded these acquisitions primarily with cash on hand and borrowings under its revolving credit facility.

On August 15, 2018, the Partnership acquired mineral interests from Diamondback underlying 32,424 gross (1,696 net royalty) acres primarily in Pecos County, Texas, in the Permian Basin, approximately 80% of which are operated by Diamondback, for $175.0 million.

Viper Energy Partners LP
Notes to Consolidated Financial Statements - (Continued)

5.    OIL AND NATURAL GAS INTERESTS

Oil and natural gas interests include the following:

	December 31,
	2020	2019
	(In thousands)
Oil and natural gas interests:
Subject to depletion	$1,530,636	$1,316,692
Not subject to depletion	1,364,906	1,551,767
Gross oil and natural gas interests	2,895,542	2,868,459
Accumulated depletion and impairment	(496,176)	(326,474)
Oil and natural gas interests, net	2,399,366	2,541,985
Land	5,688	5,688
Property, net of accumulated depletion and impairment	$2,405,054	$2,547,673

Balance of costs not subject to depletion:
Incurred in 2020	$55,041
Incurred in 2019	827,680
Incurred in 2018	451,309
Incurred in 2017	30,876
Total not subject to depletion	$1,364,906

Costs associated with unevaluated properties are excluded from the full cost pool until a determination as to the existence of proved reserves can be made. The inclusion of the Partnership’s unevaluated costs into the amortization base is expected to be completed within five to ten years.

The quarterly ceiling tests resulted in the Partnership recording impairment expense of $69.2 million for the year ended December 31, 2020 as a result of the decline in commodity prices. There were no impairments recorded for the years ended December 31, 2019 and 2018. In addition to commodity prices, the Partnership’s production rates, levels of proved reserves, transfers of unevaluated properties and other factors will determine its actual ceiling test limitations and impairment analysis in future periods. If the trailing 12-month commodity prices continue to fall as compared to the commodity prices used in prior quarters, the Partnership will have write-downs in subsequent quarters, which may be material.

6.    DEBT

Long-term debt consisted of the following as of the dates indicated:

	December 31,
	2020	2019
	(In thousands)
5.375% senior notes due 2027	$479,938	$500,000
Revolving credit facility	84,000	96,500
Unamortized debt issuance costs	(2,058)	(2,458)
Unamortized discount	(6,236)	(7,268)
Total long-term debt	$555,644	$586,774

Viper Energy Partners LP
Notes to Consolidated Financial Statements - (Continued)

2027 Senior Notes

On October 16, 2019, the Partnership completed an offering (the “Notes Offering”) of $500.0 million in aggregate principal amount of its 5.375% senior notes due 2027 (the “Notes”). The Partnership received net proceeds of approximately $490.0 million from the Notes Offering. The Partnership loaned the gross proceeds to the Operating Company, which used the proceeds from the Notes Offering to pay down borrowings under its revolving credit facility. During the year ended December 31, 2020, the Partnership repurchased $20.1 million of the outstanding principal of the Notes at cash prices ranging from 97.5% to 98.5% of the aggregate principal amount, which resulted in an immaterial gain on extinguishment of debt. As of December 31, 2020, the remaining outstanding principal amount of the Notes totaled $479.9 million and will mature on November 1, 2027.

The Notes are senior unsecured obligations of the Partnership, are initially guaranteed on a senior unsecured basis by the Operating Company and pay interest semi-annually. Neither Diamondback nor the general partner guarantee the Notes. In the future, each of the Partnership’s restricted subsidiaries that either (1) guarantees any of its or a guarantor’s other indebtedness or (2) is a domestic restricted subsidiary and is an obligor with respect to any indebtedness under any credit facility will be required to guarantee the Notes.

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

The Operating Company’s Revolving Credit Facility

On July 20, 2018, the Partnership, as guarantor, entered into an amended and restated credit agreement with the Operating Company, as borrower, Wells Fargo National Bank (“Wells Fargo”), as administrative agent, and the other lenders. The credit agreement, as amended to date, provides for a revolving credit facility in the maximum credit amount of $2.0 billion and a borrowing base based on the Operating Company’s oil and natural gas reserves and other factors of $580.0 million. The borrowing base is scheduled to be re-determined semi-annually with effective dates of May 1st and November 1st. In addition, the Operating Company and Wells Fargo each may request up to three interim redeterminations of the borrowing base during any 12-month period. The Operating Company’s borrowing base was reaffirmed at $580.0 million by the lenders during the regularly scheduled (semi-annual) fall 2020 redetermination in November 2020. As of December 31, 2020, there was $496.0 million available for future borrowings under the Operating Company’s revolving credit facility.

The outstanding borrowings under the credit agreement bear interest at a rate elected by the Operating Company that is equal to an alternative base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.50% and 3-month LIBOR plus 1.0%) or LIBOR, in each case plus the applicable margin. The applicable margin ranges from 0.75% to 1.75% per annum in the case of the alternative base rate and from 1.75% to 2.75% per annum in the case of LIBOR, in each case depending on the amount of the loans outstanding in relation to the borrowing base. The Operating Company is obligated to pay a quarterly commitment fee ranging from 0.375% to 0.500% per year on the unused portion of the commitment, which is also dependent on the amount of loans and letters of credit outstanding in relation to the commitment. Loan principal may be optionally repaid from time to time without premium or penalty (other than customary LIBOR breakage), and is required to be repaid (a) to the extent the loan amount exceeds the commitment or the borrowing base, whether due to a borrowing base redetermination or otherwise (in some cases subject to a cure period), (b) in an amount equal to the net cash proceeds from the sale of property when a borrowing base deficiency or event of default exists under the credit agreement and (c) at the maturity date of November 1, 2022. The loan is secured by substantially all the assets of the Partnership and the Operating Company. For the years ended December 31, 2020, 2019 and 2018, the weighted average interest rate on borrowings under the Operating Company’s revolving credit facility was 2.20%, 4.51%, and 4.37%, respectively.

Viper Energy Partners LP
Notes to Consolidated Financial Statements - (Continued)

The credit agreement contains various affirmative, negative and financial maintenance covenants. These covenants, among other things, limit additional indebtedness, additional liens, sales of assets, mergers and consolidations, dividends and distributions, transactions with affiliates, excess cash and entering into certain swap agreements and require the maintenance of the financial ratios described below.

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

As of December 31, 2020, the Operating Company was in compliance with all financial maintenance covenants under its credit agreement. The lenders may accelerate all of the indebtedness under the Operating Company’s revolving credit facility upon the occurrence and during the continuance of any event of default. The credit agreement contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross-default, bankruptcy and change of control. With certain specified exceptions, the terms and provisions of the credit agreement generally may be amended with the consent of the lenders holding a majority of the outstanding loans or commitments to lend.

7.    UNITHOLDERS’ EQUITY AND DISTRIBUTIONS

The Partnership has general partner and limited partner units. At December 31, 2020, the Partnership had a total of 65,817,281 common units and 90,709,946 Class B units issued and outstanding, of which 731,500 common units and 90,709,946 Class B units were beneficially owned by Diamondback, representing approximately 58% of the Partnership’s total units outstanding. Diamondback also beneficially owns 90,709,946 Operating Company units, representing a 58% non-controlling ownership interest in the Operating Company. The Operating Company units and the Partnership’s Class B units beneficially owned by Diamondback are exchangeable from time to time for the Partnership’s common units (that is, one Operating Company unit and one Partnership Class B unit, together, will be exchangeable for one Partnership common unit).

Common Unit Offerings

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

In July 2018, the Partnership completed an underwritten public offering of 10,080,000 common units, which included 1,080,000 common units issued pursuant to an option to purchase additional common units granted to the underwriters. Following this offering, Diamondback owned approximately 59% of the total Partnership units then outstanding. The Partnership received net proceeds from this offering of approximately $303.1 million, after deducting underwriting discounts, commissions and offering expenses. The Partnership used the net proceeds to purchase units of the Operating Company. The Operating Company in turn used the net proceeds to repay a portion of the $361.5 million then outstanding borrowings under the revolving credit facility.

Implementation of Common Unit Repurchase Program

On November 6, 2020, the board of directors of the Partnership’s general partner approved an expansion of the Partnership’s return of capital program with the implementation of a common unit repurchase program to acquire up to $100.0 million of the Partnership’s outstanding common units. During the year ended December 31, 2020, the Partnership repurchased approximately $24.0 million of common units under the repurchase program. As of December 31, 2020, $76.0 million remains available for use to repurchase units under the repurchase program. The common unit repurchase program is authorized to extend through December 31, 2021 and the Partnership intends to purchase common units under the repurchase program opportunistically with funds from cash on hand, free cash flow from operations and potential liquidity events such as

Viper Energy Partners LP
Notes to Consolidated Financial Statements - (Continued)

the sale of assets. This repurchase program may be suspended from time to time, modified, extended or discontinued by the board of directors of the Partnership’s general partner at any time.

There were no changes in the number of Partnership’s Class B units during the year ended December 31, 2020.

Changes in Ownership of Consolidated Subsidiaries

The following table summarizes the ownership interest in subsidiary changes during the period:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Net income (loss) attributable to the Partnership	$(192,304)	$46,281	$143,958
Change in ownership of consolidated subsidiaries	(34,087)	(15,054)	(91,667)
Change from net income (loss) attributable to the Partnership's unitholders and transfers to non-controlling interest	$(226,391)	$31,227	$52,291

During the year ended December 31, 2020, the Partnership recorded an adjustment to non-controlling interest and common unitholder equity of $34.1 million to reflect the ownership structure that was effective at December 31, 2020. These adjustments were made to reflect the changes in the ownership of the consolidated subsidiary which arose from the repurchase of subsidiary units under the 2020 repurchase program and other equity related transactions. The adjustment had no impact on earnings for the year ended December 31, 2020.

During the year ended December 31, 2019, the Partnership recorded an adjustment to non-controlling interest of $19.1 million, common unitholder equity of $15.1 million, and deferred tax asset of $4.0 million to reflect the ownership structure that was effective at December 31, 2019. These adjustments were made to reflect the changes in the ownership of the consolidated subsidiary which arose from the issuance of units that occurred during the year and other equity related transactions. The adjustment had no impact on earnings for the year ended December 31, 2019.

During the year ended December 31, 2018, the Partnership recorded an adjustment to non-controlling interest of $116.0 million, common unitholder equity of $91.7 million, and deferred tax asset of $24.4 million to reflect the ownership structure that was effective at December 31, 2018. These adjustments were made to reflect the changes in the ownership of the consolidated subsidiary which arose from the issuance of units that occurred during the year and other equity related transactions. The adjustment had no impact on earnings for the year ended December 31, 2018.

Cash Distributions

Beginning with the first quarter of 2020, the board of directors of the General Partner revised the distribution policy to provide that the Operating Company would distribute 25% of its available cash in the first and second quarters of 2020 to its unitholders (including Diamondback and the Partnership) rather than all of its available cash as it had previously done. The Operating Company’s distribution policy was further revised in October 2020 to provide for the distribution of 50% of its available cash to its unitholders beginning with the third quarter of 2020. The Partnership in turn distributes all of the available cash it receives from the Operating Company to its common unitholders. The Partnership’s available cash, and the available cash of the Operating Company, for each quarter is determined by the board of directors of the General Partner following the end of such quarter. The Operating Company’s available cash generally equals its Adjusted EBITDA for the quarter, less cash needed for debt service and other contractual obligations, fixed charges and reserves for future operating or capital needs that the board of directors of the General Partner deems necessary or appropriate, if any. The Partnership’s available cash for each quarter generally equals its Adjusted EBITDA (which is the Partnership’s proportional share of its available cash of the Operating Company for the quarter), less cash needed for the payment of income taxes by it, if any, and the preferred distribution. Immediately prior to the revisions to the distribution policy described above, the Operating Company’s policy was to distribute all of its available cash quarterly to its unitholders. The distribution policy changes noted above were made to enable the Operating Company to retain cash flow to help strengthen the Partnership’s balance sheet while also expanding the return of capital program through the Partnership’s common unit repurchase program.

The board of directors of the General Partner may change the distribution policies at any time. The Partnership is not required to pay distributions to its common unitholders on a quarterly or other basis.

Viper Energy Partners LP
Notes to Consolidated Financial Statements - (Continued)

The following table presents cash distributions approved by the board of directors of the General Partner for the periods presented:

Declaration Date	Quarter	Amount per Common Unit	Payment Date	Amount Distributed to Diamondback
				(In thousands)
April 5, 2018	Q1 2018	$0.480	April 27, 2018	$35,112
July 27, 2018	Q2 2018	$0.600	August 20, 2018	$43,901
October 23, 2018	Q3 2018	$0.580	November 19, 2018	$42,447
January 30, 2019	Q4 2018	$0.510	February 25, 2019	$37,326
April 25, 2019	Q1 2019	$0.380	May 20, 2019	$27,817
July 28, 2019	Q2 2019	$0.470	August 21, 2019	$34,400
October 25, 2019	Q3 2019	$0.460	November 15, 2019	$33,668
February 7, 2020	Q4 2019	$0.450	February 28, 2020	$41,173
April 30, 2020	Q1 2020	$0.100	May 21, 2020	$9,175
July 29, 2020	Q2 2020	$0.030	August 20, 2020	$2,764
October 28, 2020	Q3 2020	$0.100	November 19, 2020	$9,170

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

8.    EARNINGS PER COMMON UNIT

The net income (loss) per common unit on the consolidated statements of operations is based on the net income (loss) of the Partnership for the years ended December 31, 2020, 2019 and 2018, since this is the amount of net income (loss) that is attributable to the Partnership’s common units.

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

Viper Energy Partners LP
Notes to Consolidated Financial Statements - (Continued)

A reconciliation of the components of basic and diluted earnings per common unit is presented in the table below:

	Year Ended December 31,
	2020	2019	2018
	(In thousands, except per unit amounts)
Net income (loss) attributable to the period	$(192,304)	$46,281	$143,958
Less: net gain (loss) allocated to participating securities(1)	(44)	(117)	(130)
Net income (loss) attributable to common unitholders	$(192,348)	$46,164	$143,828
Weighted average common units outstanding:
Basic weighted average common units outstanding	67,686	61,744	71,546
Effect of dilutive securities:
Potential common units issuable(2)	—	43	80
Diluted weighted average common units outstanding	67,686	61,787	71,626
Net income (loss) per common unit, basic	$(2.84)	$0.75	$2.01
Net income (loss) per common unit, diluted	$(2.84)	$0.75	$2.01
(1)    Distribution equivalent rights granted to employees are considered participating securities.
(2) For the year ended December 31, 2020, no potential common units were included in the computation of diluted earnings per common unit because their inclusion would have been anti-dilutive under the treasury stock method for the periods presented but could potentially dilute basic earnings per common unit in future periods.

9.    INCOME TAXES

The Partnership’s effective income tax rate exceeded 100% for the year ended December 31, 2020 due to the impact of recording a valuation allowance as discussed further below, and was (23.1)% and (38.0)% for the years ended December 31, 2019 and 2018, respectively. Total income tax expense for the year ended December 31, 2020 differed from amounts computed by applying the United States federal statutory tax rate to pre-tax income for the period, primarily due to net income (loss) attributable to the non-controlling interest and the impact of recording a valuation allowance on the Partnership’s deferred tax assets. Total income tax benefit for the year ended December 31, 2019 differed from amounts computed by applying the United States federal statutory tax rate to pre-tax income for the period primarily due to net income attributable to the non-controlling interest and the revision of estimated deferred taxes recognized as a result of the Partnership’s change in tax status. Total income tax benefit for the year ended December 31, 2018 differed from amounts computed by applying the United States federal statutory rate to pre-tax income for the period primarily due to (i) net income attributable to the non-controlling interest, (ii) net income attributable to the period prior to the Partnership’s change in tax status, and (iii) the impact of deferred taxes recognized as a result of the Partnership’s change in tax status.

The components of the provision for income taxes for the years ended December 31, 2020, 2019 and 2018 are as follows:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Current income tax provision (benefit):
Federal	$—	$—	$—
State	—	—	151
Total current income tax provision (benefit)	—	—	151
Deferred income tax provision (benefit):
Federal	142,466	(41,582)	(72,516)
State	—	—	—
Total deferred income tax provision (benefit)	142,466	(41,582)	(72,516)
Total provision (benefit) from income taxes	$142,466	$(41,582)	$(72,365)

Viper Energy Partners LP
Notes to Consolidated Financial Statements - (Continued)

A reconciliation of the statutory federal income tax amount to the recorded expense is as follows:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Income tax expense (benefit) at the federal statutory rate (21%)	$(10,699)	$37,722	$40,008
Impact of net income attributable to the pre-incorporation period	—	—	(14,279)
Impact of nontaxable noncontrolling interest	233	(36,735)	(24,973)
State income tax expense (benefit), net of federal tax effect	—	—	119
Deferred taxes related to change in tax status	—	(42,424)	(72,787)
Change in valuation allowance	152,898	—	—
Other, net	34	(145)	(453)
Provision for (benefit from) income taxes	$142,466	$(41,582)	$(72,365)

The components of the Partnership’s deferred tax assets and liabilities as of December 31, 2020 and 2019 are as follows:

	Year Ended December 31,
	2020	2019
	(In thousands)
Deferred tax assets:
Net operating loss and interest expense carryforwards (indefinite life carryforward)	$10,477	$7,958
Investment in the Operating Company	150,127	134,272
Other	—	237
Total deferred tax assets	160,604	142,467
Valuation allowance	(160,604)	(1)
Net deferred tax assets	—	142,466
Net deferred tax assets (liabilities)	$—	$142,466

As of December 31, 2020, the Partnership had no net deferred tax assets or deferred tax liabilities. As of December 31, 2019, the Partnership had net deferred tax assets of approximately $142.5 million and no deferred tax liabilities. At December 31, 2020, the Partnership had federal net operating loss carryforwards of approximately $49.9 million which may be carried forward indefinitely to offset future taxable income.

As of December 31, 2020, the Partnership had a valuation allowance of approximately $160.6 million related to deferred tax assets the Partnership does not believe are more likely than not to be realized. Management considers the likelihood that the Partnership’s net operating losses and other deferred tax attributes will be utilized prior to their expiration, if applicable. The determination to record a valuation allowance was based on management’s assessment of all available evidence, both positive and negative, supporting realizability of the Partnership’s deferred tax assets as required by applicable accounting standards. In light of those criteria for recognizing the tax benefit of deferred tax assets, the Partnership’s assessment resulted in application of a valuation allowance against the Partnership’s federal deferred tax assets as of March 31, 2020 and subsequent balance sheet dates within the year ended December 31, 2020. In addition, a valuation allowance was maintained against state net operating loss carryforwards not anticipated to be utilized prior to expiration.

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

Viper Energy Partners LP
Notes to Consolidated Financial Statements - (Continued)

The Partnership principally operates in the state of Texas. For the years ended December 31, 2020 and 2019, the Partnership did not accrue any state income tax expenses for its share of Texas margin tax attributable to the Partnership’s results which are included in a combined tax return filed by Diamondback. At December 31, 2020, the Partnership did not have any significant uncertain tax positions requiring recognition in the financial statements. In addition to the 2020 and 2019 tax years, our 2017 and 2018 tax years, periods during which we were organized as a pass-through entity for income tax purposes, remain open to examination by tax authorities.

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

10.    DERIVATIVES

All derivative financial instruments are recorded at fair value. The Partnership has not designated its derivative instruments as hedges for accounting purposes and, as a result, marks its derivative instruments to fair value and recognizes the cash and non-cash changes in fair value in the consolidated statements of operations under the caption “Gain (loss) on derivative instruments, net.”

Commodity Contracts

During 2020, the Partnership used fixed price swap contracts, fixed price basis swap contracts and costless collars with corresponding put and call options to reduce price volatility associated with certain of its royalty income. Under the Partnership’s costless collar contracts, each collar has an established floor price and ceiling price. When the settlement price is below the floor price, the counterparty is required to make a payment to the Partnership and when the settlement price is above the ceiling price, the Partnership is required to make a payment to the counterparty. When the settlement price is between the floor and the ceiling, there is no payment required.

The Partnership’s derivative contracts are based upon reported settlement prices on commodity exchanges, with crude oil derivative settlements based on New York Mercantile Exchange West Texas Intermediate pricing (Cushing).

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

As of December 31, 2020, the Partnership had the following outstanding derivative contracts. When aggregating multiple contracts, the weighted average contract price is disclosed.

					Collars
Settlement Month	Settlement Year	Type of Contract	Bbls/Mcf Per Day	Index	Weighted Average Floor Price	Weighted Average Ceiling Price
OIL
Jan. - Mar.	2021	Collars	12,000	WTI Cushing	$30.83	$43.96
Apr. - Dec.	2021	Collars	10,000	WTI Cushing	$30.00	$43.05

Viper Energy Partners LP
Notes to Consolidated Financial Statements - (Continued)

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

Gains and Losses on Derivative Instruments

The following table summarizes the gains and losses on derivative instruments included in the consolidated statements of operations:

Year Ended December 31,
2020
(In thousands)
Gain (loss) on derivative instruments	$(63,591)
Net cash payments on derivatives	$(36,998)

The Partnership did not have any derivatives prior to February 2020.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Certain assets and liabilities are reported at fair value on a recurring basis, including the Partnership’s derivative instruments and investment. The Partnership measured its previously outstanding investment utilizing the fair value option, and as such the investment was classified as Level 1 in the fair value hierarchy, and included in other assets on the consolidated balance sheets at December 31, 2019. The fair values of the Partnership’s derivative contracts are measured internally using established commodity futures price strips for the underlying commodity provided by a reputable third party, the contracted notional volumes, and time to maturity. These valuations are Level 2 inputs.

Viper Energy Partners LP
Notes to Consolidated Financial Statements - (Continued)

The following table provides (i) fair value measurement information for financial assets and liabilities measured at fair value on a recurring basis, (ii) the gross amounts of recognized derivative assets and liabilities, (iii) the amounts offset under master netting arrangements with counterparties, and (iv) the resulting net amounts presented in the Partnership’s consolidated balance sheets as of December 31, 2020 and December 31, 2019. The net amounts are classified as current or noncurrent based on their anticipated settlement dates.

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total Gross Fair Value	Gross Amounts Offset in Balance Sheet	Net Fair Value Presented in Balance Sheet
	(In thousands)
Assets:
Current:
Derivative instruments	$—	$2,340	$—	$2,340	$2,340	$—
Liabilities:
Current:
Derivative instruments	$—	$28,933	$—	$28,933	$2,340	$26,593

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total Gross Fair Value	Gross Amounts Offset in Balance Sheet	Net Fair Value Presented in Balance Sheet
	(In thousands)
Assets:
Non-current:
Investment	$19,357	$—	$—	$19,357	$—	$19,357

The Partnership did not have any derivatives prior to February 2020.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The following table provides the fair value of financial instruments that are not recorded at fair value in the consolidated balance sheets:

	December 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Debt:
Revolving credit facility	$84,000	$84,000	$96,500	$96,500
5.375% senior notes due 2027(1)	$471,644	$501,439	$490,274	$521,100
(1) The carrying value includes associated deferred loan costs and any discount.

The fair value of the Operating Company’s revolving credit facility approximates the carrying value based on borrowing rates available to the Partnership for bank loans with similar terms and maturities and is classified as Level 2 in the fair value hierarchy. The fair value of the Notes was determined using the December 31, 2020 quoted market price, a Level 1 classification in the fair value hierarchy.

Fair Value of Financial Assets

The Partnership has other financial instruments consisting of cash and cash equivalents, royalty income receivable, other current assets, accounts payable and accrued liabilities. The carrying value of these instruments approximate their fair value because of the short-term nature of the instruments.

Viper Energy Partners LP
Notes to Consolidated Financial Statements - (Continued)

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

13.    SUBSEQUENT EVENTS

Cash Distribution

On February 19, 2021, the board of directors of the General Partner approved a cash distribution for the fourth quarter of 2020 of $0.14 per common unit, payable on March 11, 2021, to unitholders of record at the close of business on March 4, 2021.

14.    SUPPLEMENTAL INFORMATION ON OIL AND NATURAL GAS OPERATIONS (Unaudited)

The Partnership’s oil and natural gas reserves are attributable solely to properties within the United States.

Capitalized oil and natural gas costs

Aggregate capitalized costs related to oil and natural gas production activities with applicable accumulated depreciation, depletion and amortization are as follows:

	December 31,
	2020	2019
	(In thousands)
Oil and natural gas interests:
Proved	$1,530,636	$1,316,692
Unproved	1,364,906	1,551,767
Total oil and natural gas interests	2,895,542	2,868,459
Accumulated depletion and impairment	(496,176)	(326,474)
Net oil and natural gas interests capitalized	$2,399,366	$2,541,985

Costs incurred in oil and natural gas activities

Costs incurred in oil and natural gas property acquisition, exploration and development activities are as follows:

	December 31,
	2020	2019	2018
	(In thousands)
Acquisition costs:
Proved properties	$56,169	$833,221	$497,766
Unproved properties	9,509	318,525	115,491
Total	$65,678	$1,151,746	$613,257

Viper Energy Partners LP
Notes to Consolidated Financial Statements - (Continued)

Results of Operations from Oil and Natural Gas Producing Activities

Substantially all of the Partnership’s producing activities are from oil and natural gas activities and are included in the Consolidated Statements of Operations above.

Oil and Natural Gas Reserves

Proved oil and natural gas reserve estimates as of December 31, 2020, 2019 and 2018 were prepared by Ryder Scott Company, L.P., independent petroleum engineers. Proved reserves were estimated in accordance with guidelines established by the SEC, which require that reserve estimates be prepared under existing economic and operating conditions based upon the 12-month unweighted average of the first-day-of-the-month prices.

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

The changes in estimated proved reserves are as follows:

	Oil (Bbls)	Natural Gas Liquids (Bbls)	Natural Gas (Mcf)
	(In thousands)
Proved Developed and Undeveloped Reserves:
As of December 31, 2017	25,885	6,295	36,395
Purchase of reserves in place	5,394	1,163	16,486
Extensions and discoveries	13,858	3,359	13,992
Revisions of previous estimates	1,140	1,108	564
Production	(4,399)	(933)	(5,840)
As of December 31, 2018	41,878	10,992	61,597
Purchase of reserves in place	12,949	4,895	24,423
Extensions and discoveries	11,526	3,095	14,822
Revisions of previous estimates	(6,810)	1,041	2,589
Production	(5,123)	(1,459)	(7,657)
As of December 31, 2019	54,420	18,564	95,774
Purchase of reserves in place	491	113	507
Extensions and discoveries	15,415	4,424	23,982
Revisions of previous estimates	(6,685)	763	11,043
Divestitures	(155)	(63)	(370)
Production	(5,956)	(1,848)	(11,486)
As of December 31, 2020	57,530	21,953	119,450

Proved Developed Reserves:
December 31, 2018	29,526	7,965	49,681
December 31, 2019	40,857	14,994	80,737
December 31, 2020	40,220	16,724	93,617

Proved Undeveloped Reserves:
December 31, 2018	12,352	3,027	11,916
December 31, 2019	13,563	3,570	15,037
December 31, 2020	17,310	5,229	25,833

Viper Energy Partners LP
Notes to Consolidated Financial Statements - (Continued)

Revisions represent changes in previous reserves estimates, either upward or downward, resulting from new information normally obtained from development drilling and production history or resulting from a change in economic factors, such as commodity prices, operating costs or development costs.

During the year ended December 31, 2020, the Partnership’s extensions and discoveries of 23,836 MBOE resulted primarily from the drilling of 652 new wells and from 299 new proved undeveloped locations added. The Partnership’s negative revisions of previous estimated quantities of 4,082 MBOE were due to negative price revisions and PUD downgrades. 114 MBOE of PUDs were downgraded from non-operated properties and 804 MBOE of PUDs were downgraded from Diamondback-operated properties, with the Diamondback-operated downgrades due to changes in the development plan and optimization of the inventory. The purchase of reserves in place of 689 MBOE was due to multiple acquisitions of certain mineral and royalty interests.

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

The following table sets forth the standardized measure of discounted future net cash flows attributable to the Partnership’s proved oil and natural gas reserves as of December 31, 2020, 2019 and 2018:

	December 31,
	2020	2019	2018
	(In thousands)
Future cash inflows	$2,460,052	$3,218,257	$2,962,386
Future production taxes	(181,067)	(237,181)	(200,079)
Future income tax expense	(22,993)	(150,373)	(273,643)
Future net cash flows	2,255,992	2,830,703	2,488,664
10% discount to reflect timing of cash flows	(1,232,398)	(1,512,315)	(1,349,282)
Standardized measure of discounted future net cash flows	$1,023,594	$1,318,388	$1,139,382

The following table presents the weighted average first-day-of–the-month prices for oil, natural gas and natural gas liquids utilized in the computation of future cash inflows:

	December 31,
	2020	2019	2018
Oil (per Bbl)	$37.61	$52.86	$61.46
Natural gas (per Mcf)	$0.34	$0.51	$1.84
Natural gas liquids (per Bbl)	$11.65	$15.79	$25.04

Viper Energy Partners LP
Notes to Consolidated Financial Statements - (Continued)

Principal changes in the standardized measure of discounted future net cash flows attributable to the Partnership’s proved reserves are as follows:

	December 31,
	2020	2019	2018
	(In thousands)
Standardized measure of discounted future net cash flows at the beginning of the period	$1,318,388	$1,139,382	$625,348
Purchase of minerals in place	10,781	339,814	180,990
Divestiture of reserves	(3,481)	—	—
Sales of oil and natural gas, net of production costs	(227,137)	(274,735)	(266,055)
Extensions and discoveries	280,486	330,097	423,540
Net changes in prices and production costs	(465,582)	(301,182)	187,592
Revisions of previous quantity estimates	(87,614)	(114,409)	52,487
Net changes in income taxes	59,754	56,502	(123,804)
Accretion of discount	138,901	126,650	62,867
Net changes in timing of production and other	(902)	16,269	(3,583)
Standardized measure of discounted future net cash flows at the end of the period	$1,023,594	$1,318,388	$1,139,382