Form 10-Q
period 2021-03-31
Viper Energy Partners LP
filed 2021-05-05
CIK 1602065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2021
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

As of April 30, 2021, the registrant had outstanding 64,707,040 common units representing limited partner interests and 90,709,946 Class B units representing limited partner interests.

VIPER ENERGY PARTNERS LP
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2021

i

GLOSSARY OF OIL AND NATURAL GAS TERMS
The following is a glossary of certain oil and natural gas terms that are used in this Quarterly Report on Form 10-Q (this “report”):

Basin	A large depression on the earth’s surface in which sediments accumulate.
Bbl or barrel	One stock tank barrel, or 42 U.S. gallons liquid volume, used in this report in reference to crude oil or other liquid hydrocarbons.
BO	One barrel of oil.
BO/d	BO per day.
BOE	One barrel of oil equivalent, with six thousand cubic feet of natural gas being equivalent to one barrel of oil.
BOE/d	BOE per day.
British Thermal Unit or Btu	The quantity of heat required to raise the temperature of one pound of water by one degree Fahrenheit.
Condensate	Liquid hydrocarbons associated with the production of a primarily natural gas reserve.
Crude oil	Liquid hydrocarbons retrieved from geological structures underground to be refined into fuel sources.
Horizontal wells	Wells drilled directionally horizontal to allow for development of structures not reachable through traditional vertical drilling mechanisms.
MBbls	Thousand barrels of crude oil or other liquid hydrocarbons.
MBOE	One thousand barrels of crude oil equivalent, determined using a ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.
Mcf	One thousand cubic feet of natural gas.
Mineral interests	The interests in ownership of the resource and mineral rights, giving an owner the right to profit from the extracted resources.
MMBtu	One million British Thermal Units.
Net royalty acres	Gross acreage multiplied by the average royalty interest.
Oil and natural gas properties	Tracts of land consisting of properties to be developed for oil and natural gas resource extraction.
Operator	The individual or company responsible for the exploration and/or production of an oil or natural gas well or lease.
Prospect	A specific geographic area which, based on supporting geological, geophysical or other data and also preliminary economic analysis using reasonably anticipated prices and costs, is deemed to have potential for the discovery of commercial hydrocarbons.
Proved reserves	The estimated quantities of oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be commercially recoverable in future years from known reservoirs under existing economic and operating conditions.
Reserves	The estimated remaining quantities of oil and natural gas and related substances anticipated to be economically producible, as of a given date, by application of development projects to known accumulations. In addition, there must exist, or there must be a reasonable expectation that there will exist, the legal right to produce or a revenue interest in the production, installed means of delivering oil and natural gas or related substances to the market and all permits and financing required to implement the project. Reserves are not assigned to adjacent reservoirs isolated by major, potentially sealing, faults until those reservoirs are penetrated and evaluated as economically producible. Reserves should not be assigned to areas that are clearly separated from a known accumulation by a non-productive reservoir (i.e., absence of reservoir, structurally low reservoir or negative test results). Such areas may contain prospective resources (i.e., potentially recoverable resources from undiscovered accumulations).
Reservoir	A porous and permeable underground formation containing a natural accumulation of producible natural gas and/or crude oil that is confined by impermeable rock or water barriers and is separate from other reservoirs.
Royalty interest	An interest that gives an owner the right to receive a portion of the resources or revenues without having to carry any costs of development, which may be subject to expiration.
Spud	Commencement of actual drilling operations.
WTI	West Texas Intermediate.

GLOSSARY OF CERTAIN OTHER TERMS
The following is a glossary of certain other terms that are used in this report:

ASU	Accounting Standards Update.
Diamondback	Diamondback Energy, Inc., a Delaware corporation.
Exchange Act	The Securities Exchange Act of 1934, as amended.
GAAP	Accounting principles generally accepted in the United States.
General Partner	Viper Energy Partners GP LLC, a Delaware limited liability company, and the General Partner of the Partnership.
LIBOR	The London interbank offered rate.
LTIP	Viper Energy Partners LP Long Term Incentive Plan.
NYMEX	New York Mercantile Exchange.
OPEC	Organization of the Petroleum Exporting Countries.
Operating Company	Viper Energy Partners LLC, a Delaware limited liability company and a consolidated subsidiary of Viper Energy Partners LP.
Partnership	Viper Energy Partners LP, a Delaware limited partnership.
SEC	United States Securities and Exchange Commission.
The Notes	The $500.0 million in aggregate principal amount of 5.375% Senior Notes due 2027 issued on October 16, 2019.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Various statements contained in this report are “forward-looking statements” as defined by the SEC. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, many of which are beyond our control. All statements, other than statements of historical fact, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. In particular, the factors discussed in this report, including those detailed under “Part II. Item 1A. Risk Factors” in this report, our Annual Report on Form 10-K for the year ended December 31, 2020 could affect our actual results and cause our actual results to differ materially from expectations, estimates or assumptions expressed, forecasted or implied in such forward-looking statements. Unless the context requires otherwise, references to “we,” “us,” “our” or “the Partnership” are intended to mean the business and operations of the Partnership and the Operating Company.

Forward-looking statements may include statements about:
•the amounts or volatility of realized oil and natural gas prices;
•the implications and logistical challenges of epidemic or pandemic diseases, including the ongoing COVID-19 pandemic on the oil and natural gas industry, including the impact on pricing and demand for oil and natural gas and the supply chain disruptions during the ongoing COVID-19 pandemic;
•changes in general economic, business or industry conditions, including conditions of the U.S. oil and natural gas industry and the effect of U.S. energy, environmental, monetary and trade policies;
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
•uncertainties with respect to identified drilling locations and estimates of reserves;
•the impact of extreme weather conditions, including the recent severe winter storms in the Permian Basin, on production volumes on our mineral and royalty acreage;
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

PART I. FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Viper Energy Partners LP
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2021	2020
	(In thousands, except unit amounts)
Assets
Current assets:
Cash and cash equivalents	$11,727	$19,121
Royalty income receivable (net of allowance for credit losses)	41,791	32,210
Royalty income receivable—related party	5,521	1,998
Other current assets	505	665
Total current assets	59,544	53,994
Property:
Oil and natural gas interests, full cost method of accounting ($1,347,832 and $1,364,906 excluded from depletion at March 31, 2021 and December 31, 2020, respectively)	2,895,616	2,895,542
Land	5,688	5,688
Accumulated depletion and impairment	(521,062)	(496,176)
Property, net	2,380,242	2,405,054
Other assets	2,018	2,327
Total assets	$2,441,804	$2,461,375
Liabilities and Unitholders’ Equity
Current liabilities:
Accounts payable	$21	$43
Accrued liabilities	19,679	18,262
Derivative instruments	43,155	26,593
Total current liabilities	62,855	44,898
Long-term debt, net	528,911	555,644
Total liabilities	591,766	600,542
Commitments and contingencies (Note 12)
Unitholders’ equity:
General partner	789	809
Common units (64,949,540 units issued and outstanding as of March 31, 2021 and 65,817,281 units issued and outstanding as of December 31, 2020)	611,172	633,415
Class B units (90,709,946 units issued and outstanding as of March 31, 2021 and December 31, 2020)	1,006	1,031
Total Viper Energy Partners LP unitholders’ equity	612,967	635,255
Non-controlling interest	1,237,071	1,225,578
Total equity	1,850,038	1,860,833
Total liabilities and unitholders’ equity	$2,441,804	$2,461,375

See accompanying notes to condensed consolidated financial statements.

Viper Energy Partners LP
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(In thousands, except per unit amounts)
Operating income:
Royalty income	$96,512	$76,829
Lease bonus income	325	1,622
Other operating income	139	241
Total operating income	96,976	78,692
Costs and expenses:
Production and ad valorem taxes	6,649	6,147
Depletion	24,886	24,642
General and administrative expenses	2,221	2,666
Total costs and expenses	33,756	33,455
Income (loss) from operations	63,220	45,237
Other income (expense):
Interest expense, net	(7,860)	(8,963)
Gain (loss) on derivative instruments, net	(31,504)	(7,942)
Gain (loss) on revaluation of investment	—	(10,120)
Other income, net	38	404
Total other expense, net	(39,326)	(26,621)
Income (loss) before income taxes	23,894	18,616
Provision for (benefit from) income taxes	35	142,466
Net income (loss)	23,859	(123,850)
Net income (loss) attributable to non-controlling interest	26,879	18,319
Net income (loss) attributable to Viper Energy Partners LP	$(3,020)	$(142,169)

Net income (loss) attributable to common limited partner units:
Basic	$(0.05)	$(2.10)
Diluted	$(0.05)	$(2.10)
Weighted average number of common limited partner units outstanding:
Basic	65,360	67,822
Diluted	65,360	67,823

See accompanying notes to condensed consolidated financial statements.

Viper Energy Partners LP
Condensed Consolidated Statements of Changes to Unitholders' Equity
(Unaudited)

	Limited Partners				General Partner	Non-Controlling Interest
	Common		Class B		Amount	Amount
	Units	Amount	Units	Amount			Total
	(In thousands)
Balance at December 31, 2020	65,817	$633,415	90,710	$1,031	$809	$1,225,578	$1,860,833
Unit-based compensation	—	315	—	—	—	—	315
Issuance of common units	3	—	—	—	—	—	—
Distribution equivalent rights payments	—	(24)	—	—	—	—	(24)
Distributions to public	—	(9,036)	—	—	—	—	(9,036)
Distributions to Diamondback	—	(102)	—	(25)	—	(12,699)	(12,826)
Distributions to General Partner	—	—	—	—	(20)	—	(20)
Change in ownership of consolidated subsidiaries, net	—	2,687		—	—	(2,687)	—
Cash paid for tax withholding on vested common units	—	(20)	—	—	—	—	(20)
Repurchased units as part of unit buyback	(870)	(13,043)	—	—	—	—	(13,043)
Net income (loss)	—	(3,020)	—	—	—	26,879	23,859
Balance at March 31, 2021	64,950	$611,172	90,710	$1,006	$789	$1,237,071	$1,850,038

	Limited Partners				General Partner	Non-Controlling Interest
	Common		Class B		Amount	Amount
	Units	Amount	Units	Amount			Total
	(In thousands)
Balance at December 31, 2019	67,806	$929,116	90,710	$1,130	$889	$1,254,285	$2,185,420
Unit-based compensation	—	387	—	—	—	—	387
Issuance of common units	25	—	—	—	—	—	—
Distribution equivalent rights payments	—	(20)	—	—	—	—	(20)
Distributions to public	—	(30,194)	—	—	—	—	(30,194)
Distributions to Diamondback	—	(329)	—	(25)	—	(40,819)	(41,173)
Distributions to General Partner	—	—	—	—	(20)	—	(20)
Cash paid for tax withholding on vested common units	—	(383)	—	—	—	—	(383)
Net income (loss)	—	(142,169)	—	—	—	18,319	(123,850)
Balance at March 31, 2020	67,831	$756,408	$90,710	$1,105	$869	$1,231,785	$1,990,167

See accompanying notes to condensed consolidated financial statements.

Viper Energy Partners LP
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$23,859	$(123,850)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes expense (benefit)	—	142,466
Depletion	24,886	24,642
(Gain) loss on derivative instruments, net	31,504	7,942
Net cash payments on derivatives	(14,942)	(453)
(Gain) loss on revaluation of investment	—	10,120
Other	901	961
Changes in operating assets and liabilities:
Royalty income receivable	(9,581)	20,129
Royalty income receivable—related party	(3,523)	10,576
Accounts payable and accrued liabilities	1,395	3,665
Other	160	(87)
Net cash provided by (used in) operating activities	54,659	96,111
Cash flows from investing activities:
Acquisitions of oil and natural gas interests	(74)	(64,626)
Net cash provided by (used in) investing activities	(74)	(64,626)
Cash flows from financing activities:
Proceeds from borrowings under credit facility	—	92,000
Repayment on credit facility	(27,000)	(15,000)
Repurchased units as part of unit buyback	(13,043)	—
Distributions to public	(9,060)	(30,214)
Distributions to Diamondback	(12,826)	(41,173)
Other	(50)	(429)
Net cash provided by (used in) financing activities	(61,979)	5,184
Net increase (decrease) in cash	(7,394)	36,669
Cash and cash equivalents at beginning of period	19,121	3,602
Cash and cash equivalents at end of period	$11,727	$40,271

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

As of March 31, 2021, Viper Energy Partners GP LLC (the “General Partner”) held a 100% general partner interest in the Partnership and Diamondback Energy, Inc. (“Diamondback”) beneficially owned an approximate 59% of the Partnership’s total limited partner units outstanding. Diamondback owns and controls the General Partner.

Basis of Presentation

The accompanying condensed consolidated financial statements and related notes thereto were prepared in accordance with GAAP. All material intercompany balances and transactions have been eliminated upon consolidation. We report our operations in one reportable segment.

These condensed consolidated financial statements have been prepared by the Partnership without audit, pursuant to the rules and regulations of the SEC. They reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to SEC rules and regulations, although the Partnership believes the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with the Partnership’s most recent Annual Report on Form 10–K for the fiscal year ended December 31, 2020, which contains a summary of the Partnership’s significant accounting policies and other disclosures.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period financial statement presentation. These reclassifications had no effect on the previously reported total assets, total liabilities, unitholders’ equity, results of operations or cash flows.

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

Making accurate estimates and assumptions is particularly difficult in the oil and natural gas industry given the challenges resulting from volatility in oil and natural gas prices. For instance, in 2020, the effects of COVID-19 and actions by OPEC members and other exporting nations on the supply and demand in global oil and natural gas markets resulted in significant negative pricing pressure in the first half of 2020, followed by a recovery in pricing in the second half of 2020 and into 2021. The financial results of companies in the oil and natural gas industry have been impacted materially as a result of changing market conditions. Such circumstances generally increase uncertainty in the Partnership’s accounting estimates, particularly those involving financial forecasts.

The Partnership evaluates these estimates on an ongoing basis, using historical experience, consultation with experts and other methods the Partnership considers reasonable in each particular circumstance. Nevertheless, actual results may differ significantly from the Partnership’s estimates. Any effects on the Partnership’s business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. Significant items subject to such estimates and assumptions include estimates of proved oil and natural gas reserves and related present value estimates of future net cash flows therefrom, the carrying value of oil and natural gas

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)

interests, the recoverability of costs of unevaluated properties, the fair value determination of assets and liabilities, fair value estimates of commodity derivatives and estimates of income taxes.

Accrued Liabilities

Accrued liabilities consist of the following:

	March 31,	December 31,
	2021	2020
	(In thousands)
Interest payable	$10,766	$4,311
Ad valorem taxes payable	1,825	6,501
Derivatives instruments payable	6,842	7,392
Other	246	58
Total accrued liabilities	$19,679	$18,262

Recent Accounting Pronouncements

Recently Adopted Pronouncements

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes”. This update is intended to simplify the accounting for income taxes by removing certain exceptions and by clarifying and amending existing guidance and is effective for public business entities beginning after December 15, 2020 with early adoption permitted. The Partnership adopted this update effective January 1, 2021. The adoption of this update did not have a material impact on its financial position, results of operations or liquidity.

The Partnership considers the applicability and impact of all ASUs. ASUs not discussed above were assessed and determined to be either not applicable or clarifications of ASUs previously disclosed.

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

The following table disaggregates the Partnership’s total royalty income by product type:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Oil income	$78,344	$72,200
Natural gas income	9,044	344
Natural gas liquids income	9,124	4,285
Total royalty income	$96,512	$76,829

4.    ACQUISITIONS

2021 Activity

The Partnership had no significant acquisition or divestiture activity during the three months ended March 31, 2021.

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)

2020 Activity

During the three months ended March 31, 2020, the Partnership acquired, from unrelated third-party sellers, mineral and royalty interests representing 4,948 gross (410 net royalty) acres in the Permian Basin for an aggregate purchase price of approximately $63.4 million, including post-closing adjustments. The Partnership funded these acquisitions with cash on hand and borrowings under the Operating Company’s revolving credit facility.

5.    OIL AND NATURAL GAS INTERESTS

Oil and natural gas interests include the following:

	March 31,	December 31,
	2021	2020
	(In thousands)
Oil and natural gas interests:
Subject to depletion	$1,547,784	$1,530,636
Not subject to depletion	1,347,832	1,364,906
Gross oil and natural gas interests	2,895,616	2,895,542
Accumulated depletion and impairment	(521,062)	(496,176)
Oil and natural gas interests, net	2,374,554	2,399,366
Land	5,688	5,688
Property, net of accumulated depletion and impairment	$2,380,242	$2,405,054

As of March 31, 2021 and December 31, 2020, the Partnership had mineral and royalty interests representing 24,350 net royalty acres.

No impairment expense was recorded for the quarters ended March 31, 2021 and 2020 based on the results of the respective quarterly ceiling tests. In addition to commodity prices, the Partnership’s production rates, levels of proved reserves, transfers of unevaluated properties and other factors will determine its actual ceiling test limitations and impairment analysis in future periods. If the trailing 12-month commodity prices decline as compared to the commodity prices used in prior quarters, the Partnership will have write-downs in subsequent quarters, which may be material.

6.    DEBT

Long-term debt consisted of the following as of the dates indicated:

	March 31,	December 31,
	2021	2020
	(In thousands)
5.375% senior notes due 2027	$479,938	$479,938
Revolving credit facility	57,000	84,000
Unamortized debt issuance costs	(1,982)	(2,058)
Unamortized discount	(6,045)	(6,236)
Total long-term debt	$528,911	$555,644

2027 Senior Notes

The Partnership’s 5.375% senior notes due 2027 (the “Notes”) of $479.9 million in aggregate principal amount are senior unsecured obligations of the Partnership, are initially guaranteed on a senior unsecured basis by the Operating Company and pay interest semi-annually. Neither Diamondback nor the General Partner guarantee the Notes. In the future, each of the Partnership’s restricted subsidiaries that either (1) guarantees any of its or a guarantor’s other indebtedness or (2) is a domestic restricted subsidiary and is an obligor with respect to any indebtedness under any credit facility will be required to guarantee the Notes. The Notes will mature on November 1, 2027.

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)

The Operating Company’s Revolving Credit Facility

The Operating Company’s credit agreement, as amended to date, provides for a revolving credit facility in the maximum credit amount of $2.0 billion and a borrowing base of $580.0 million based on the Operating Company’s oil and natural gas reserves and other factors. The borrowing base is scheduled to be redetermined semi-annually in May and November. As of March 31, 2021, there was $57.0 million of outstanding borrowings and $523.0 million available for future borrowings under the Operating Company’s revolving credit facility. During the three months ended March 31, 2021 and 2020, the weighted average interest rate on the Operating Company’s revolving credit facility was 1.88% and 3.32%, respectively. The revolving credit facility will mature on November 1, 2022.

As of March 31, 2021, the Operating Company was in compliance with the financial maintenance covenants under its credit agreement.

7.    UNITHOLDERS’ EQUITY AND DISTRIBUTIONS

The Partnership has general partner and limited partner units. At March 31, 2021, the Partnership had a total of 64,949,540 common units issued and outstanding and 90,709,946 Class B units issued and outstanding, of which 731,500 common units and 90,709,946 Class B units were beneficially owned by Diamondback, representing approximately 59% of the Partnership’s total units outstanding. Diamondback also beneficially owns 90,709,946 Operating Company units, representing a 58% non-controlling ownership interest in the Operating Company. The Operating Company units and the Partnership’s Class B units beneficially owned by Diamondback are exchangeable from time to time for the Partnership’s common units (that is, one Operating Company unit and one Partnership Class B unit, together, will be exchangeable for one Partnership common unit).
Implementation of Common Unit Repurchase Program

On November 6, 2020, the board of directors of the General Partner approved an expansion of the Partnership’s return of capital program with the implementation of a common unit repurchase program to acquire up to $100.0 million of the Partnership’s outstanding common units. During the three months ended March 31, 2021, the Partnership repurchased approximately $13.0 million of common units under the repurchase program. As of March 31, 2021, $62.9 million remains available for use under the repurchase program. The common unit repurchase program is authorized to extend through December 31, 2021 and the Partnership intends to purchase common units under the repurchase program opportunistically with funds from cash on hand, free cash flow from operations and potential liquidity events such as the sale of assets. The repurchase program may be suspended from time to time, modified, extended or discontinued by the board of directors of the Partnership’s general partner at any time.

Cash Distributions on Common Units

The board of directors of the General Partner has established a distribution policy whereby the Operating Company distributes all or a portion of its available cash on a quarterly basis to its unitholders (including Diamondback and the Partnership). The Partnership in turn distributes all of the available cash it receives from the Operating Company to its common unitholders. The Partnership’s available cash and the available cash of the Operating Company for each quarter is determined by the board of directors of the General Partner following the end of such quarter. The Operating Company’s available cash generally equals its Adjusted EBITDA for the quarter, less cash needed for debt service and other contractual obligations, fixed charges and reserves for future operating or capital needs that the board of directors of the General Partner deems necessary or appropriate, if any. The Partnership’s available cash for each quarter generally equals the Partnership’s proportional share of the Operating Company’s available cash for the quarter, less cash needed for the payment of income taxes, if any, and the preferred distribution. The percentage of available cash distributed pursuant to the distribution policy discussed above may change quarterly to enable the Operating Company to retain cash flow to help strengthen the Partnership’s balance sheet while also expanding the return of capital program through the Partnership’s common unit repurchase program. The Partnership is not required to pay distributions to its common unitholders on a quarterly or other basis.

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)

The following table presents information regarding cash distributions approved by the board of directors of the General Partner for the period presented:

		Distributions
		(In thousands)
Period	Amount per Unit	Operating Company Distributions to Diamondback	Common Unitholders(1)	Declaration Date	Unitholder Record Date	Payment Date
Q4 2020	$0.14	$12,699	$9,162	February 19, 2021	March 4, 2021	March 11, 2021
(1)Includes $0.1 million paid to Diamondback.

Cash distributions will be made to the common unitholders of record on the applicable record date, generally within 60 days after the end of each quarter.

Change in Ownership of Consolidated Subsidiaries

Non-controlling interest in the accompanying condensed consolidated financial statements represents Diamondback’s ownership in the net assets of the Operating Company. Diamondback’s relative ownership interest in the Operating Company can change due to the Partnership’s public offerings, issuance of units for acquisitions, issuance of unit-based compensation, repurchases of common units and distribution equivalent rights paid on the Partnership’s units. These changes in ownership percentage and the disproportionate allocation of net income to Diamondback discussed below result in adjustments to non-controlling interest and common unitholder equity, tax effected. The following table summarizes the changes in common unitholder equity due to changes in ownership interest during the period:

Three Months Ended March 31, 2021
(In thousands)
Net income (loss) attributable to the Partnership	$(3,020)
Change in ownership of consolidated subsidiaries	2,687
Change from net income (loss) attributable to the Partnership's unitholders and transfers to non-controlling interest	$(333)

There were no changes in ownership of consolidated subsidiaries during the three months ended March 31, 2020.

Allocation of Net Income

The Partnership, as managing member of the Operating Company, has entered into an agreement whereby special allocations of the Operating Company’s income and gains over losses and deductions (but before depletion) are to be made to Diamondback through 2023. These special income allocations will reduce the taxable income allocated to the Partnership’s common unitholders.

8.    EARNINGS PER COMMON UNIT

The net income (loss) per common unit on the condensed consolidated statements of operations is based on the net income (loss) of the Partnership for the three months ended March 31, 2021 and 2020, which is the amount of net income (loss) attributable to the Partnership’s common units.

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

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)

A reconciliation of the components of basic and diluted earnings per common unit is presented in the table below:

	Three Months Ended March 31,
	2021	2020
	(In thousands, except per unit amounts)
Net income (loss) attributable to the period	$(3,020)	$(142,169)
Less: net gain (loss) allocated to participating securities(1)	(24)	(20)
Net income (loss) attributable to common unitholders	$(3,044)	$(142,189)
Weighted average common units outstanding:
Basic weighted average common units outstanding	65,360	67,822
Effect of dilutive securities:
Potential common units issuable(2)	—	1
Diluted weighted average common units outstanding	65,360	67,823
Net income (loss) per common unit, basic	$(0.05)	$(2.10)
Net income (loss) per common unit, diluted	$(0.05)	$(2.10)
(1)    Distribution equivalent rights granted to employees are considered participating securities.
(2) For the three months ended March 31, 2021, 112,436 potential common units were excluded from the computation of diluted earnings per common unit because their inclusion would have been anti-dilutive as a result of recording a net loss attributable to the common unitholders for the period.

9.    INCOME TAXES

The Partnership’s effective income tax rate was 0.1% for the three months ended March 31, 2021, and differed from amounts computed by applying the United States federal statutory tax rate to pre-tax income for the period, primarily due to net income attributable to the non-controlling interest and the impact of maintaining a valuation allowance on the Partnership’s deferred tax assets as discussed further below.

For the three months ended March 31, 2021, the Partnership’s total income tax provision includes current and deferred tax expense as well as a deferred tax benefit resulting from a reduction to the valuation allowance due to pre-tax income for the period. As required by applicable financial accounting standards, the reduction in the valuation allowance was based on the Partnership’s assessment of all available evidence, both positive and negative, supporting realizability of its deferred tax assets.  In light of those criteria for recognizing the tax benefit of deferred tax assets, the Partnership maintained a valuation allowance against its remaining deferred tax assets as of March 31, 2021.

The Partnership’s effective income tax rate exceeded 100% for the three months ended March 31, 2020. Total income tax expense for the three months ended March 31, 2020 differed from amounts computed by applying the United States federal statutory tax rate to pre-tax income for the period primarily due to net income attributable to the non-controlling interest and the impact of recording a valuation allowance on the Partnership’s deferred tax assets during the first quarter of 2020.

For the three months ended March 31, 2020, the Partnership recorded a discrete income tax expense of approximately $142.5 million related to application of a valuation allowance on the Partnership’s beginning-of-the-year deferred tax assets, which consist primarily of its investment in the Operating Company and federal net operating loss carryforwards. A valuation allowance was also applied against the year-to-date tax benefit resulting from the Partnership’s projected pretax loss for the year. The determination to record a valuation allowance was based on its assessment of all available evidence, both positive and negative, supporting realizability of the Partnership’s deferred tax assets, as required by applicable financial accounting standards. In light of those criteria for recognizing the tax benefit of deferred tax assets, the Partnership’s assessment resulted in recording a valuation allowance against its deferred tax assets as of March 31, 2020.

The American Rescue Plan Act was enacted on March 11, 2021, and the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020, which included a number of provisions applicable to U.S. income taxes for corporations. The Partnership has considered the impact of this legislation in the period of enactment and concluded there was not a material impact to the Partnership’s current or deferred income tax balances.

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

Commodity Contracts

The Partnership historically has used fixed price swap contracts, fixed price basis swap contracts and costless collars with corresponding put and call options to reduce price volatility associated with certain of its royalty income. Under the Partnership’s costless collar contracts, each collar has an established floor price and ceiling price. When the settlement price is below the floor price, the counterparty is required to make a payment to the Partnership and when the settlement price is above the ceiling price, the Partnership is required to make a payment to the counterparty. When the settlement price is between the floor and the ceiling, there is no payment required.

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

As of March 31, 2021, the Partnership had the following outstanding derivative contracts. When aggregating multiple contracts, the weighted average contract price is disclosed.

					Swaps		Collars		Calls
Settlement Month	Settlement Year	Type of Contract	Bbls/Mcf Per Day	Index	Weighted Average Differential	Weighted Average Fixed Price	Weighted Average Floor Price	Weighted Average Ceiling Price	Strike Price
OIL
Apr. - Dec.	2021	Collars	10,000	WTI Cushing	$—	$—	$30.00	$43.05	$—

Balance Sheet Offsetting of Derivative Assets and Liabilities

The fair value of derivative instruments is generally determined using established index prices and other sources which are based upon, among other things, futures prices and time to maturity. These fair values are recorded by netting asset and liability positions, including any deferred premiums, that are with the same counterparty and are subject to contractual terms which provide for net settlement. See Note 11—Fair Value Measurements for further details.

Gains and Losses on Derivative Instruments

The following table summarizes the gains and losses on derivative instruments included in the condensed consolidated statements of operations:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Gain (loss) on derivative instruments	$(31,504)	$(7,942)
Net cash payments on derivatives	$(14,942)	$(453)

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Certain assets and liabilities are reported at fair value on a recurring basis, including the Partnership’s derivative instruments. The fair values of the Partnership’s derivative contracts are measured internally using established commodity futures price strips for the underlying commodity provided by a reputable third party, the contracted notional volumes, and time to maturity. These valuations are Level 2 inputs.

The following table provides (i) fair value measurement information for financial assets and liabilities measured at fair value on a recurring basis, (ii) the gross amounts of recognized derivative assets and liabilities, (iii) the amounts offset under master netting arrangements with counterparties, and (iv) the resulting net amounts presented in the Partnership’s condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020. The net amounts are classified as current or noncurrent based on their anticipated settlement dates.

	As of March 31, 2021
	Level 1	Level 2	Level 3	Total Gross Fair Value	Gross Amounts Offset in Balance Sheet	Net Fair Value Presented in Balance Sheet
	(In thousands)
Assets:
Current:
Derivative instruments	$—	$542	$—	$542	$(542)	$—
Liabilities:
Current:
Derivative instruments	$—	$43,697	$—	$43,697	$(542)	$43,155

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total Gross Fair Value	Gross Amounts Offset in Balance Sheet	Net Fair Value Presented in Balance Sheet
	(In thousands)
Assets:
Current:
Derivative instruments	$—	$2,340	$—	$2,340	$(2,340)	$—
Liabilities:
Current:
Derivative instruments	$—	$28,933	$—	$28,933	$(2,340)	$26,593

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The following table provides the fair value of financial instruments that are not recorded at fair value in the condensed consolidated balance sheets:

	March 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Debt:
Revolving credit facility	$57,000	$57,000	$84,000	$84,000
5.375% senior notes due 2027(1)	$471,911	$500,719	$471,644	$501,439
(1) The carrying value includes associated deferred loan costs and any discount.

The fair value of the Operating Company’s revolving credit facility approximates the carrying value based on borrowing rates available to the Partnership for bank loans with similar terms and maturities and is classified as Level 2 in the fair value hierarchy. The fair value of the Notes was determined using the March 31, 2021 quoted market price, a Level 1 classification in the fair value hierarchy.

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

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)

13.    SUBSEQUENT EVENTS

Cash Distribution

On April 27, 2021, the board of directors of the General Partner approved a cash distribution for the first quarter of 2021 of $0.25 per common unit, payable on May 20, 2021, to eligible unitholders of record at the close of business on May 13, 2021.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto presented in this report as well as our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs, and expected performance. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors. See “Part II. Item 1A. Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements.”

Overview

We are a publicly traded Delaware limited partnership formed by Diamondback to own and acquire mineral and royalty interests in oil and natural gas properties primarily in the Permian Basin. We operate in one reportable segment. Since May 10, 2018, we have been treated as a corporation for U.S. federal income tax purposes.

As of March 31, 2021, our general partner held a 100% general partner interest in us, and Diamondback owned 731,500 of our common units and beneficially owned all of our 90,709,946 outstanding Class B units, representing approximately 59% of our total units outstanding. Diamondback also owns and controls our general partner.

Recent Developments

COVID-19 and Commodity Prices

In early March 2020, oil prices dropped sharply and continued to decline, briefly reaching negative levels, as a result of multiple factors affecting the supply and demand in global oil and natural gas markets, including (i) actions taken by OPEC members and other exporting nations impacting commodity price and production levels and (ii) a significant decrease in demand due to the ongoing COVID-19 pandemic. However, certain restrictions on conducting business that were implemented in response to the COVID-19 pandemic have been lifted as improved treatments and vaccinations for COVID-19 have been rolled-out globally since late 2020. As a result, oil and natural gas market prices have improved in response to the increase in demand. During 2020 and 2021, the posted price for West Texas intermediate light sweet crude oil, or NYMEX WTI, has ranged from $(37.63) to $66.09 Bbl, and the NYMEX Henry Hub price of natural gas has ranged from $1.48 to $3.35 per MMBtu. On April 12, 2021, the closing NYMEX WTI price for crude oil was $59.70 per Bbl and the closing NYMEX Henry Hub price of natural gas was $2.56 per MMBtu. Commodity prices have historically been volatile and we cannot predict events which may lead to future fluctuations in these prices.

As a result of the reduction in crude oil demand caused by factors discussed above, Diamondback and other operators on properties in which we have mineral and royalty interests lowered their 2020 capital budgets and production guidance however, Diamondback and certain of our other operators have since restored curtailed production. We cannot reasonably predict whether production levels will remain at current levels or the impact the full extent of the events above and subsequent recovery may have on our industry and our business.

Based on the results of the quarterly ceiling test, we were not required to record an impairment on our proved oil and natural gas interests for the quarter ended March 31, 2021. If commodity prices fall below current levels, we may be required to record impairments in future periods and such impairments could be material. Further, if commodity prices fail to stabilize or decrease further, our production, proved reserves and cash flows will be adversely impacted. Our business may be also further adversely impacted by any pipeline capacity and storage constraints.

Acquisitions and Divestitures Update

We had immaterial additions to mineral and royalty interests during the first quarter of 2021, leaving our footprint of mineral and royalty interests at a total of 24,350 royalty acres at March 31, 2021.

Cash Distributions on Common Units

On April 27, 2021, the board of directors of our general partner declared a cash distribution for the three months ended March 31, 2021 of $0.25 per common unit, increasing our distribution for the first quarter of 2021 to 60% of cash available for distribution. The distribution is payable on May 20, 2021 to eligible common unitholders of record at the close of business on May 13, 2021. With net debt decreasing in the third quarter of 2020 from peak levels due to strong free cash flow generation, as well as an improved forward outlook for production, realized pricing and free cash flow yield, driven primarily by

Diamondback’s anticipated development plan and benefiting from our hedging arrangements rolling off in 2021, we expect to continue to increase our return on capital to unitholders in future quarters.

Production and Operational Update

Our business has rebounded strongly from the unprecedented volatility experienced throughout 2020 as commodity prices increased and activity has returned to our acreage. There are currently 29 rigs operating on our mineral and royalty acreage, four of which are operated by Diamondback. Our production and free cash flow outlook is expected to be driven by Diamondback’s continued focus on developing our acreage, as well as our exposure to other well-capitalized operators in the Permian Basin. Despite the adversity presented by Winter Storm Uri in February 2021, we produced a strong first quarter as production fully returned from the negative impacts of the severe weather and Diamondback quickly resumed completion operations. We expect production to remain strong throughout the remainder of 2021, particularly in the second half of 2021, as Diamondback plans to complete more wells with a higher interest net to us and third-party activity is expected to continue to strengthen relative to the levels experienced over the past several quarters. As a result, we have increased our production outlook for the full year 2021, based on our visibility into Diamondback’s expected forward development plan, which includes several large pads in which we will own a significant royalty interest.

The following table summarizes our gross well information as of April 12, 2021:

	Diamondback Operated	Third Party Operated	Total
Horizontal wells turned to production (first quarter 2021)(1):
Gross wells	50	84	134
Net 100% royalty interest wells	2.1	0.4	2.5
Average percent net royalty interest	4.2%	0.5%	1.9%

Horizontal producing well count (as of April 12, 2021):
Gross wells	1,191	3,514	4,705
Net 100% royalty interest wells	90.7	53.4	144.2
Average percent net royalty interest	7.6%	1.5%	3.1%

Horizontal active development well count (as of April 12, 2021)(2):
Gross wells	65	406	471
Net 100% royalty interest wells	5.8	2.9	8.7
Average percent net royalty interest	9.0%	0.7%	1.8%

Line of sight wells (as of April 12, 2021)(3):
Gross wells	101	389	490
Net 100% royalty interest wells	5.2	3.5	8.7
Average percent net royalty interest	5.1%	0.9%	1.8%

(1) Average lateral length of 10,584.
(2) The total 471 gross wells currently in the process of active development are those wells that have been spud and are expected to be turned to production within approximately the next six to eight months.
(3) The total 490 gross line-of-sight wells are those that are not currently in the process of active development, but for which we have reason to believe that they will be turned to production within approximately the next 15 to 18 months. The expected timing of these line-of-sight wells is based primarily on permitting by third party operators or Diamondback’s current expected completion schedule. Existing permits or active development of our royalty acreage does not ensure that those wells will be turned to production given the current depressed oil prices.

Results of Operations

The following table summarizes our income and expenses for the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Operating income:
Oil income	$78,344	$72,200
Natural gas income	9,044	344
Natural gas liquids income	9,124	4,285
Royalty income	96,512	76,829
Lease bonus income	325	1,622
Other operating income	139	241
Total operating income	96,976	78,692
Costs and expenses:
Production and ad valorem taxes	6,649	6,147
Depletion	24,886	24,642
General and administrative expenses	2,221	2,666
Total costs and expenses	33,756	33,455
Income (loss) from operations	63,220	45,237
Other income (expense):
Interest expense, net	(7,860)	(8,963)
Gain (loss) on derivative instruments, net	(31,504)	(7,942)
Gain (loss) on revaluation of investment	—	(10,120)
Other income, net	38	404
Total other expense, net	(39,326)	(26,621)
Income (loss) before income taxes	23,894	18,616
Provision for (benefit from) income taxes	35	142,466
Net income (loss)	23,859	(123,850)
Net income (loss) attributable to non-controlling interest	26,879	18,319
Net income (loss) attributable to Viper Energy Partners LP	$(3,020)	$(142,169)

The following table summarizes our production data, average sales prices and average costs for the periods indicated:

	Three Months Ended March 31,
	2021	2020
Production Data:
Oil (MBbls)	1,395	1,587
Natural gas (MMcf)	3,262	2,658
Natural gas liquids (MBbls)	407	479
Combined volumes (MBOE)(1)	2,346	2,509

Average daily oil volumes (BO/d)(2)	15,500	17,441
Average daily combined volumes (BOE/d)(2)	26,066	27,575

Average sales prices(2):
Oil ($/Bbl)	$56.16	$45.49
Natural gas ($/Mcf)	$2.77	$0.13
Natural gas liquids ($/Bbl)	$22.42	$8.94
Combined ($/BOE)	$41.14	$30.62

Oil, hedged ($/Bbl)(3)	$45.45	$45.49
Natural gas, hedged ($/Mcf)(3)	$2.77	$(0.04)
Natural gas liquids ($/Bbl)(3)	$22.42	$8.94
Combined price, hedged ($/BOE)(3)	$34.77	$30.44

Average costs ($/BOE):
Production and ad valorem taxes	$2.83	$2.45
General and administrative - cash component(4)	0.81	0.91
Total operating expense - cash	$3.64	$3.36

General and administrative - non-cash unit compensation expense	$0.13	$0.15
Interest expense, net	$3.35	$3.57
Depletion	$10.61	$9.82
(1)Bbl equivalents are calculated using a conversion rate of six Mcf per one Bbl.
(2)Average daily volumes and average sales prices presented are based on actual production volumes and not calculated utilizing the rounded production volumes presented in the table above.
(3)Hedged prices reflect the impact of cash settlements of our matured commodity derivative transactions on our average sales prices.
(4)Excludes non-cash unit-based compensation expense for the respective periods presented.

Comparison of the Three Months Ended March 31, 2021 and 2020

Royalty Income

Our royalty income is a function of oil, natural gas liquids and natural gas production volumes sold and average prices received for those volumes.

The increase in average prices received during the three months ended March 31, 2021 as compared to the same period in 2020 contributed to $29.0 million of the total $19.7 million increase in royalty income. This was slightly offset by a 7% decrease in combined volumes sold by our operators as compared to the three months ended March 31, 2020 primarily resulting from the recent winter storms in the Permian Basin. The storms caused the loss of approximately four to five days of total net production during February 2021 for Diamondback operated properties, with a slightly higher negative impact expected for third party operated properties. Diamondback has indicated it expects to make up these production losses throughout 2021.

Production and Ad Valorem Taxes

The following table presents the production and ad valorem taxes for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021			2020
	Amount (In thousands)	Per BOE	Percentage of Royalty Income	Amount (In thousands)	Per BOE	Percentage of Royalty Income
Production taxes	$4,823	$2.05	5.0%	$3,575	$1.43	4.7%
Ad valorem taxes	1,826	0.78	1.9	2,572	1.02	3.3
Total production and ad valorem taxes	$6,649	$2.83	6.9%	$6,147	$2.45	8.0%

Production taxes as a percentage of royalty income for the three months ended March 31, 2021 remained consistent with the three months ended March 31, 2020. Ad valorem taxes as a percentage of royalty income for these same periods in 2021 compared to 2020 decreased primarily due to improved average sales prices, while the tax valuation of oil and natural gas interest remained fairly flat.

Depletion

Depletion expense increased $0.2 million, or 1%, for the three months ended March 31, 2021 compared to the same period in 2020. The average depletion rate increased to $10.61 per BOE for the three months ended March 31, 2021 compared to $9.82 per BOE for the three months ended March 31, 2020. This rate increase largely resulted from lower SEC oil prices utilized in the reserve calculations in the 2021 period, shortening the economic life of the reserve base and resulted in lower projected remaining reserve volumes on our wells.

Net Interest Expense

Net interest expense for the three months ended March 31, 2021 and 2020 totaled $7.9 million and $9.0 million, respectively. The decrease of $1.1 million was due primarily to our repayment of borrowings under the Operating Company’s revolving credit facility and our repurchase of $20.1 million of the Notes during the second and third quarters of 2020.

Derivative Instruments

We recorded a loss on derivative instruments for the three months ended March 31, 2021 and 2020 of $31.5 million and $7.9 million, respectively, which includes cash payments of $14.9 million and $0.5 million on settlements of commodity derivative contracts during the respective periods. We are required to recognize all derivative instruments on our balance sheet as either assets or liabilities measured at fair value. We have not designated our derivative instruments as hedges for accounting purposes. As a result, we mark our derivative instruments to fair value and recognize the cash and non-cash changes in fair value on derivative instruments in our condensed consolidated statements of operations under the line item captioned “Gain (loss) on derivative instruments, net.”

Gain (Loss) on Revaluation of Investment

We did not record a gain or loss on revaluation of investment for the three months ended March 31, 2021, as we divested our equity interest in a limited partnership during the third and fourth quarters of 2020. We recorded a loss on revaluation of investment of $10.1 million for the three months ended March 31, 2020.

Provision for (Benefit from) Income Taxes

We recorded an immaterial income tax expense for the three months ended March 31, 2021 due to maintaining a valuation allowance against our deferred tax assets, partially offset by current income tax expense for the period, and recorded income tax expense of $142.5 million for the three months ended March 31, 2020 due to recording a valuation allowance against our deferred tax assets.

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

We define Adjusted EBITDA as net income (loss) attributable to Viper Energy Partners LP plus net income (loss) attributable to non-controlling interest (“net income (loss)”) before interest expense, net, non-cash unit-based compensation expense, depletion expense, impairment expense, (gain) loss on revaluation of investment, non-cash (gain) loss on derivative instruments, and provision for (benefit from) income taxes, if any. We exclude the items listed above from net income (loss) in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as historic costs of depreciable assets, none of which are components of Adjusted EBITDA.

The GAAP measure most directly comparable to Adjusted EBITDA is net income. However, Adjusted EBITDA is not a measure of net income (loss) as determined by GAAP and should not be considered an alternative to, or more meaningful than, net income (loss), royalty income, cash flow from operating activities or any other measure of financial performance or liquidity presented as determined in accordance with GAAP. Our computations of Adjusted EBITDA excludes some, but not all, items that affect net income (loss), and these measures may vary from those of other companies. As a result, Adjusted EBITDA as presented below may not be comparable to other similarly titled measures of other companies.

The following table presents a reconciliation of the GAAP financial measure of net income (loss) to the non-GAAP financial measures of Adjusted EBITDA and cash available for distribution for the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Net income (loss) attributable to Viper Energy Partners LP	$(3,020)	$(142,169)
Net income (loss) attributable to non-controlling interest	26,879	18,319
Net income (loss)	23,859	(123,850)
Interest expense, net	7,860	8,963
Non-cash unit-based compensation expense	315	387
Depletion	24,886	24,642
(Gain) loss on revaluation of investment	—	10,120
Non-cash (gain) loss on derivative instruments	16,562	7,489
Provision for (benefit from) income taxes	35	142,466
Consolidated Adjusted EBITDA	73,517	70,217
Less: Adjusted EBITDA attributable to non-controlling interest(1)	42,779	40,175
Adjusted EBITDA attributable to Viper Energy Partners LP	$30,738	$30,042

Adjustments to reconcile Adjusted EBITDA to cash available for distribution:
Income taxes payable	$(35)	$—
Debt service, contractual obligations, fixed charges and reserves	(3,047)	(3,383)
Cash paid for tax withholding on vested common units	(20)	(383)
Distribution equivalent rights payments	(24)	(20)
Preferred distributions	(45)	(45)
Cash available for distribution to Viper Energy Partners LP unitholders	$27,567	$26,211

Common limited partner units outstanding	64,950	67,831

Cash available for distribution per limited partner unit	$0.42	$0.39
Cash per unit approved for distribution	$0.25	$0.10
(1) Does not take into account special income allocation consideration.

Cash Distributions

The distribution for the first quarter of 2021 of $0.25 per common unit is payable on May 20, 2021 to common unitholders of record at the close of business on May 13, 2021. See Note 7—Unitholders' Equity and Distributions for further discussion of our distributions.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity have been cash flows from operations, proceeds from sales of non-core assets and investments, equity and debt offerings and borrowings under our credit agreement. Our primary uses of cash have been distributions to our unitholders, repayment of debt and capital expenditures for the acquisition of our mineral interests and royalty interests in oil and natural gas properties, and repurchases of our common units. We intend to finance future expenditures through a combination of cash on hand, borrowings under our credit agreement, issuance of common units and, subject to market conditions and other factors, proceeds from one or more capital market transactions, which may include debt or equity offerings.

Our ability to generate cash is subject to several factors, some of which are beyond our control, including commodity prices and general economic, financial, competitive, legislative, regulatory and other factors, including extreme weather conditions, such as the recent severe winter storms in the Permian Basin that impacted production volumes on our mineral and royalty acreage. Continued prolonged volatility in the capital, financial and/or credit markets, depressed commodity prices and/or adverse macroeconomic conditions may limit our access to, or increase our cost of, capital or make capital unavailable on terms acceptable to us or at all.

Cash Flows

The following table presents our cash flows for the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Cash Flow Data:
Net cash provided by (used in) operating activities	$54,659	$96,111
Net cash provided by (used in) investing activities	(74)	(64,626)
Net cash provided by (used in) financing activities	(61,979)	5,184
Net increase (decrease) in cash	$(7,394)	$36,669

Operating Activities

Our operating cash flow is sensitive to many variables, the most significant of which are the volatility of prices for oil and natural gas and the volume of oil and natural gas sold by our producers. Prices for these commodities are determined primarily by prevailing market conditions. Regional and worldwide economic activity, extreme weather conditions and other substantially variable factors influence market conditions for these products. These factors are beyond our control and are difficult to predict. The decrease in net cash provided by operating activities during the three months ended March 31, 2021, was primarily due to an increase in cash paid for derivative settlements and changes in our working capital accounts, most notably through an increase in our accounts receivable. These were partially offset by the increase in royalty income as discussed in “—Results of Operations” above.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2021 and 2020, was primarily related to acquisitions of oil and natural gas interests.

Financing Activities

Net cash used in financing activities during the three months ended March 31, 2021, was primarily related to the repayment of $27.0 million of borrowings under the Operating Company’s revolving credit facility, distributions of $21.9 million to our unitholders and $13.0 million of repurchases of our common units during the first quarter of 2021 as discussed below.

Net cash provided by financing activities was $5.2 million during the three months ended March 31, 2020, primarily related to net borrowing activity under the Operating Company’s revolving credit facility of $77.0 million and partially offset by distributions of $71.4 million to our unitholders during the period.

Common Unit Repurchase Program

On November 6, 2020, the board of directors of our general partner approved an expansion of our return of capital program with the implementation of a common unit repurchase program to acquire up to $100.0 million of our outstanding common units. During the three months ended March 31, 2021, we repurchased approximately $13.0 million of common units under our repurchase program. As of March 31, 2021, $62.9 million remains available for us to repurchase units under our common unit repurchase program. The common unit repurchase program is authorized to extend through December 31, 2021 and we intend to purchase common units under the repurchase program opportunistically with funds from cash on hand, free cash flow from operations and potential liquidity events such as the sale of assets. The repurchase program may be suspended from time to time, modified, extended or discontinued by the board of directors of our general partner at any time.

Indebtedness

At March 31, 2021, our indebtedness consists of $479.9 million in principal amount of Notes outstanding and borrowings under the Operating Company’s revolving credit facility. The Operating Company’s credit agreement, as amended to date, provides for a revolving credit facility in the maximum credit amount of $2.0 billion, with a borrowing base of $580.0 million as of March 31, 2021, based on the Operating Company’s oil and natural gas reserves and other factors. The borrowing base is scheduled to be redetermined semi-annually in May and November. As of March 31, 2021, there was $57.0 million of outstanding borrowings and $523.0 million available for future borrowings under the Operating Company’s revolving credit facility. During the three months ended March 31, 2021, the weighted average interest rate on the Operating Company’s revolving credit facility was 1.88%. The revolving credit facility will mature on November 1, 2022.

As of March 31, 2021, the Operating Company was in compliance with the financial maintenance covenants under its credit agreement.

See additional discussion of our indebtedness in Note 6—Debt.

Contractual Obligations

Other than the changes in our outstanding debt discussed in Note 6—Debt, there were no material changes in our contractual obligations and other commitments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Critical Accounting Policies

There have been no changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Commodity Price Risk

Our major market risk exposure is in the pricing applicable to the oil and natural gas production of our operators. Realized prices are driven primarily by the prevailing worldwide price for crude oil and prices for natural gas in the United States. Both crude oil and natural gas realized prices are also impacted by the quality of the product, supply and demand balances in local physical markets and the availability of transportation to demand centers. Pricing for oil and natural gas production has been historically volatile and unpredictable and the prices that our operators receive for production depend on many factors outside of our or their control. Further, oil prices dropped sharply in early March 2020 and then continued to decline, briefly reaching negative levels. This was as a result of multiple factors affecting supply and demand in the global oil and natural gas markets, including actions taken by OPEC members and other exporting nations, and a significant decrease in demand due to the ongoing COVID-19 pandemic, which resulted in a widespread health crisis and significant volatility, uncertainty and turmoil in the global economy, financial markets and oil and natural gas industry. Although market prices for oil and natural gas have recently increased, we cannot predict events that may lead to future price volatility.

We historically have used fixed price swap contracts, fixed price basis swap contracts and costless collars with corresponding put and call options to reduce price volatility associated with certain of our royalty income. Under our costless collar contracts, each collar has an established floor price and ceiling price. When the settlement price is below the floor price, the counterparty is required to make a payment to us and when the settlement price is above the ceiling price, we are required to make a payment to the counterparty. When the settlement price is between the floor and the ceiling, there is no payment required.

At March 31, 2021, we had a net liability derivative position related to our commodity price derivatives of $43.2 million. Utilizing actual derivative contractual volumes under our fixed price swaps as of March 31, 2021, a 10% increase in forward curves associated with the underlying commodity would have increased the net liability position to $47.6 million, an increase of $4.4 million, while a 10% decrease in forward curves associated with the underlying commodity would have decreased the net liability derivative position to $38.7 million, a decrease of $4.4 million. However, any cash derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument.

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

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on our indebtedness under the Operating Company’s credit agreement. The terms of the credit agreement provide for interest on borrowings at a floating rate equal to an alternative base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.50% and 3-month LIBOR plus 1.0%) or LIBOR, in each case plus the applicable margin. The applicable margin ranges from 0.75% to 1.75% in the case of the alternative base rate and from 1.75% to 2.75% in the case of LIBOR, in each case depending on the amount of the loan outstanding in relation to the borrowing base. We entered into this credit agreement on July 8, 2014, as subsequently amended, and as of March 31, 2021, we had $57.0 million in outstanding borrowings. During the three months ended March 31, 2021, the weighted average interest rate on the Operating Company’s revolving credit facility was 1.88%.

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

As of March 31, 2021, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer of our general partner have concluded that as of March 31, 2021, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

In addition to the information set forth in this report, you should carefully consider the risk factors disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020, and in subsequent filings we make with the SEC. There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

Our common unit repurchase activity for the three months ended March 31, 2021 was as follows:

Period	Total Number of Units Purchased(1)	Average Price Paid Per Unit(2)	Total Number of Units Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Units that May Yet Be Purchased Under the Plan(3)
	(In thousands, except unit amounts)
January 1, 2021 - January 31, 2021	355,000	$13.99	355,000	$71,009
February 1, 2021 - February 28, 2020	189,453	$15.24	189,453	$68,122
March 1, 2021 - March 31, 2021	326,956	$15.95	325,512	$62,931
Total	871,409	$15.00	869,965
(1)Includes common units repurchased from employees in order to satisfy tax withholding requirements. Such units are cancelled and retired immediately upon repurchase.
(2)The average price paid per common unit is net of any commissions paid to repurchase common unit.
(3)In November 2020, our board of directors approved a common unit repurchase program to acquire up to $100.0 million of our outstanding common units through December 31, 2021. This repurchase program may be suspended from time to time, modified, extended or discontinued by the board of directors of our general partner at any time.

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

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Unitholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Condensed Notes to Consolidated Financial Statements.

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

VIPER ENERGY PARTNERS LP

		By:	VIPER ENERGY PARTNERS GP LLC
its General Partner

Date:	May 5, 2021	By:	/s/ Travis D. Stice
Travis D. Stice
Chief Executive Officer

Date:	May 5, 2021	By:	/s/ Teresa L. Dick
Teresa L. Dick
Chief Financial Officer