Form 10-Q
period 2021-06-30
Viper Energy Partners LP
filed 2021-08-03
CIK 1602065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2021
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

As of July 30, 2021, the registrant had outstanding 64,301,306 common units representing limited partner interests and 90,709,946 Class B units representing limited partner interests.

VIPER ENERGY PARTNERS LP
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2021

i

GLOSSARY OF OIL AND NATURAL GAS TERMS
The following is a glossary of certain oil and natural gas terms that are used in this Quarterly Report on Form 10-Q (this “report”):

Basin	A large depression on the earth’s surface in which sediments accumulate.
Bbl or barrel	One stock tank barrel, or 42 U.S. gallons liquid volume, used in this report in reference to crude oil or other liquid hydrocarbons.
BO	One barrel of oil.
BO/d	BO per day.
BOE	One barrel of oil equivalent, with six thousand cubic feet of natural gas being equivalent to one barrel of oil.
BOE/d	BOE per day.
British Thermal Unit or Btu	The quantity of heat required to raise the temperature of one pound of water by one degree Fahrenheit.
Condensate	Liquid hydrocarbons associated with the production of a primarily natural gas reserve.
Horizontal wells	Wells drilled directionally horizontal to allow for development of structures not reachable through traditional vertical drilling mechanisms.
MBbls	Thousand barrels of crude oil or other liquid hydrocarbons.
MBOE	One thousand barrels of crude oil equivalent, determined using a ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.
Mcf	One thousand cubic feet of natural gas.
Mineral interests	The interests in ownership of the resource and mineral rights, giving an owner the right to profit from the extracted resources.
MMBtu	One million British Thermal Units.
Net royalty acres	Gross acreage multiplied by the average royalty interest.
Oil and natural gas properties	Tracts of land consisting of properties to be developed for oil and natural gas resource extraction.
Operator	The individual or company responsible for the exploration and/or production of an oil or natural gas well or lease.
Prospect	A specific geographic area which, based on supporting geological, geophysical or other data and also preliminary economic analysis using reasonably anticipated prices and costs, is deemed to have potential for the discovery of commercial hydrocarbons.
Proved reserves	The estimated quantities of oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be commercially recoverable in future years from known reservoirs under existing economic and operating conditions.
Reserves	The estimated remaining quantities of oil and natural gas and related substances anticipated to be economically producible, as of a given date, by application of development projects to known accumulations. In addition, there must exist, or there must be a reasonable expectation that there will exist, the legal right to produce or a revenue interest in the production, installed means of delivering oil and natural gas or related substances to the market and all permits and financing required to implement the project. Reserves are not assigned to adjacent reservoirs isolated by major, potentially sealing, faults until those reservoirs are penetrated and evaluated as economically producible. Reserves should not be assigned to areas that are clearly separated from a known accumulation by a non-productive reservoir (i.e., absence of reservoir, structurally low reservoir or negative test results). Such areas may contain prospective resources (i.e., potentially recoverable resources from undiscovered accumulations).
Reservoir	A porous and permeable underground formation containing a natural accumulation of producible natural gas and/or crude oil that is confined by impermeable rock or water barriers and is separate from other reservoirs.
Royalty interest	An interest that gives an owner the right to receive a portion of the resources or revenues without having to carry any costs of development, which may be subject to expiration.
Spud	Commencement of actual drilling operations.
WTI	West Texas Intermediate.

GLOSSARY OF CERTAIN OTHER TERMS
The following is a glossary of certain other terms that are used in this report:

ASU	Accounting Standards Update.
Diamondback	Diamondback Energy, Inc., a Delaware corporation.
Exchange Act	The Securities Exchange Act of 1934, as amended.
GAAP	Accounting principles generally accepted in the United States.
General Partner	Viper Energy Partners GP LLC, a Delaware limited liability company, and the General Partner of the Partnership.
LIBOR	The London interbank offered rate.
LTIP	Viper Energy Partners LP Long Term Incentive Plan.
NYMEX	New York Mercantile Exchange.
OPEC	Organization of the Petroleum Exporting Countries.
Operating Company	Viper Energy Partners LLC, a Delaware limited liability company and a consolidated subsidiary of Viper Energy Partners LP.
Partnership	Viper Energy Partners LP, a Delaware limited partnership.
SEC	United States Securities and Exchange Commission.
The Notes	The 5.375% Senior Notes due 2027 issued on October 16, 2019.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Various statements contained in this report are “forward-looking statements” as defined by the SEC. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, many of which are beyond our control. All statements, other than statements of historical fact, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. In particular, the factors discussed in this report and our Annual Report on Form 10-K for the year ended December 31, 2020 could affect our actual results and cause our actual results to differ materially from expectations, estimates or assumptions expressed, forecasted or implied in such forward-looking statements. Unless the context requires otherwise, references to “we,” “us,” “our” or “the Partnership” are intended to mean the business and operations of the Partnership and the Operating Company.

Forward-looking statements may include statements about:
•the amounts or volatility of realized oil and natural gas prices;
•the implications and logistical challenges of epidemic or pandemic diseases, including the COVID-19 pandemic and its impact on the oil and natural gas industry, pricing and demand for oil and natural gas and the supply chain disruptions;
•changes in general economic, business or industry conditions, including conditions of the U.S. oil and natural gas industry and the effect of U.S. energy, environmental, monetary and trade policies on our industry and business;
•conditions in the capital, financial and credit markets and our ability to obtain capital on favorable terms or at all;
•our ability to execute our business and financial strategies;
•the level of production on our properties;
•the impact of reduced drilling activity on our exploration and development drilling prospects, inventories, projects and programs;
•regional supply and demand factors, any delays, curtailments or interruptions of production, and any government order, rule or regulation that may impose production limits on properties in which we have mineral and royalty interest;
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
•the impact of extreme weather conditions, including the February 2021 winter storms in the Permian Basin, on production volumes on our mineral and royalty acreage;
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

PART I. FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Viper Energy Partners LP
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2021	2020
	(In thousands, except unit amounts)
Assets
Current assets:
Cash and cash equivalents	$42,422	$19,121
Royalty income receivable (net of allowance for credit losses)	42,011	32,210
Royalty income receivable—related party	3,679	1,998
Other current assets	658	665
Total current assets	88,770	53,994
Property:
Oil and natural gas interests, full cost method of accounting ($1,319,256 and $1,364,906 excluded from depletion at June 30, 2021 and December 31, 2020, respectively)	2,896,361	2,895,542
Land	5,688	5,688
Accumulated depletion and impairment	(545,040)	(496,176)
Property, net	2,357,009	2,405,054
Other assets	4,383	2,327
Total assets	$2,450,162	$2,461,375
Liabilities and Unitholders’ Equity
Current liabilities:
Accounts payable	$39	$43
Accrued liabilities	17,159	18,262
Derivative instruments	51,762	26,593
Total current liabilities	68,960	44,898
Long-term debt, net	534,180	555,644
Total liabilities	603,140	600,542
Commitments and contingencies (Note 12)
Unitholders’ equity:
General partner	769	809
Common units (64,546,377 units issued and outstanding as of June 30, 2021 and 65,817,281 units issued and outstanding as of December 31, 2020)	594,777	633,415
Class B units (90,709,946 units issued and outstanding as of June 30, 2021 and December 31, 2020)	981	1,031
Total Viper Energy Partners LP unitholders’ equity	596,527	635,255
Non-controlling interest	1,250,495	1,225,578
Total equity	1,847,022	1,860,833
Total liabilities and unitholders’ equity	$2,450,162	$2,461,375

See accompanying notes to condensed consolidated financial statements.

Viper Energy Partners LP
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands, except per unit amounts)
Operating income:
Royalty income	$113,458	$32,444	$209,970	$109,273
Lease bonus income	484	23	809	1,645
Other operating income	208	202	347	443
Total operating income	114,150	32,669	211,126	111,361
Costs and expenses:
Production and ad valorem taxes	8,152	3,110	14,801	9,257
Depletion	23,978	22,782	48,864	47,424
General and administrative expenses	2,162	1,683	4,383	4,349
Total costs and expenses	34,292	27,575	68,048	61,030
Income (loss) from operations	79,858	5,094	143,078	50,331
Other income (expense):
Interest expense, net	(7,973)	(7,669)	(15,833)	(16,632)
Gain (loss) on derivative instruments, net	(29,546)	(34,443)	(61,050)	(42,385)
Gain (loss) on revaluation of investment	—	3,443	—	(6,677)
Other income, net	39	519	77	923
Total other expense, net	(37,480)	(38,150)	(76,806)	(64,771)
Income (loss) before income taxes	42,378	(33,056)	66,272	(14,440)
Provision for (benefit from) income taxes	—	—	35	142,466
Net income (loss)	42,378	(33,056)	66,237	(156,906)
Net income (loss) attributable to non-controlling interest	37,716	(11,304)	64,595	7,015
Net income (loss) attributable to Viper Energy Partners LP	$4,662	$(21,752)	$1,642	$(163,921)

Net income (loss) attributable to common limited partner units:
Basic	$0.07	$(0.32)	$0.03	$(2.42)
Diluted	$0.07	$(0.32)	$0.03	$(2.42)
Weighted average number of common limited partner units outstanding:
Basic	64,672	67,831	65,014	67,827
Diluted	64,795	67,831	65,151	67,827

See accompanying notes to condensed consolidated financial statements.

Viper Energy Partners LP
Condensed Consolidated Statements of Changes to Unitholders' Equity
(Unaudited)

	Limited Partners				General Partner	Non-Controlling Interest
	Common		Class B		Amount	Amount
	Units	Amount	Units	Amount			Total
	(In thousands)
Balance at December 31, 2020	65,817	$633,415	90,710	$1,031	$809	$1,225,578	$1,860,833
Unit-based compensation	—	315	—	—	—	—	315
Issuance of common units	3	—	—	—	—	—	—
Distribution equivalent rights payments	—	(24)	—	—	—	—	(24)
Distributions to public	—	(9,036)	—	—	—	—	(9,036)
Distributions to Diamondback	—	(102)	—	(25)	—	(12,699)	(12,826)
Distributions to General Partner	—	—	—	—	(20)	—	(20)
Change in ownership of consolidated subsidiaries, net	—	2,687		—	—	(2,687)	—
Cash paid for tax withholding on vested common units	—	(20)	—	—	—	—	(20)
Repurchased units as part of unit buyback	(870)	(13,043)	—	—	—	—	(13,043)
Net income (loss)	—	(3,020)	—	—	—	26,879	23,859
Balance at March 31, 2021	64,950	611,172	90,710	1,006	789	1,237,071	1,850,038
Unit-based compensation	—	338	—	—	—	—	338
Distribution equivalent rights payments	—	(55)	—	—	—	—	(55)
Distributions to public	—	(15,992)	—	—	—	—	(15,992)
Distributions to Diamondback	—	(183)	—	(25)	—	(22,678)	(22,886)
Distributions to General Partner	—	—	—	—	(20)	—	(20)
Change in ownership of consolidated subsidiaries, net	—	1,614		—	—	(1,614)	—
Repurchased units as part of unit buyback	(404)	(6,779)	—	—	—	—	(6,779)
Net income (loss)	—	4,662	—	—	—	37,716	42,378
Balance at June 30, 2021	64,546	$594,777	90,710	$981	$769	$1,250,495	$1,847,022

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

Viper Energy Partners LP
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2021	2020
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$66,237	$(156,906)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income tax expense (benefit)	—	142,466
Depletion	48,864	47,424
(Gain) loss on derivative instruments, net	61,050	42,385
Net cash receipts (payments) on derivatives	(35,882)	(2,554)
(Gain) loss on revaluation of investment	—	6,677
Other	1,992	1,808
Changes in operating assets and liabilities:
Royalty income receivable	(9,801)	25,971
Royalty income receivable—related party	(1,681)	9,659
Other	(1,099)	(1,067)
Net cash provided by (used in) operating activities	129,680	115,863
Cash flows from investing activities:
Acquisitions of oil and natural gas interests	(819)	(65,272)
Net cash provided by (used in) investing activities	(819)	(65,272)
Cash flows from financing activities:
Proceeds from borrowings under credit facility	25,000	92,000
Repayment on credit facility	(47,000)	(35,000)
Repayment of senior notes	—	(13,787)
Repurchased units as part of unit buyback	(19,822)	—
Distributions to public	(25,107)	(36,928)
Distributions to Diamondback	(35,712)	(50,348)
Other	(2,919)	(467)
Net cash provided by (used in) financing activities	(105,560)	(44,530)
Net increase (decrease) in cash	23,301	6,061
Cash and cash equivalents at beginning of period	19,121	3,602
Cash and cash equivalents at end of period	$42,422	$9,663

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

As of June 30, 2021, Viper Energy Partners GP LLC (the “General Partner”) held a 100% general partner interest in the Partnership and Diamondback Energy, Inc. (“Diamondback”) beneficially owned an approximate 59% of the Partnership’s total limited partner units outstanding. Diamondback owns and controls the General Partner.

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

Certain amounts included in or affecting the Partnership’s financial statements and related disclosures must be estimated by management, requiring certain assumptions to be made with respect to values or conditions that cannot be known with certainty at the time the financial statements are prepared. These estimates and assumptions affect the amounts the Partnership reports for assets and liabilities and the Partnership’s disclosure of contingent assets and liabilities as of the date of the financial statements.

Making accurate estimates and assumptions is particularly difficult in the oil and natural gas industry given the challenges resulting from volatility in oil and natural gas prices. For instance, in 2020, the effects of COVID-19 and actions by OPEC members and other exporting nations on the supply and demand in global oil and natural gas markets resulted in significant negative pricing pressure in the first half of 2020, followed by a recovery in pricing and an increase in demand in the second half of 2020 and into 2021. The financial results of companies in the oil and natural gas industry have been impacted materially as a result of changing market conditions. Such circumstances generally increase uncertainty in the Partnership’s accounting estimates, particularly those involving financial forecasts.

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

Accrued Liabilities

Accrued liabilities consist of the following:

	June 30,	December 31,
	2021	2020
	(In thousands)
Interest payable	$4,321	$4,311
Ad valorem taxes payable	4,018	6,501
Derivatives instruments payable	8,489	7,392
Other	331	58
Total accrued liabilities	$17,159	$18,262

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

The Partnership considers the applicability and impact of all ASUs. ASUs not discussed above were assessed and determined to be either not applicable, previously disclosed, or not material upon adoption.

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

The following table disaggregates the Partnership’s total royalty income by product type:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Oil income	$93,952	$27,617	$172,296	$99,817
Natural gas income	9,533	1,234	18,577	1,578
Natural gas liquids income	9,973	3,593	19,097	7,878
Total royalty income	$113,458	$32,444	$209,970	$109,273

4.    ACQUISITIONS

2021 Activity

The Partnership had no significant acquisition or divestiture activity during the six months ended June 30, 2021.

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

5.    OIL AND NATURAL GAS INTERESTS

Oil and natural gas interests include the following:

	June 30,	December 31,
	2021	2020
	(In thousands)
Oil and natural gas interests:
Subject to depletion	$1,577,105	$1,530,636
Not subject to depletion	1,319,256	1,364,906
Gross oil and natural gas interests	2,896,361	2,895,542
Accumulated depletion and impairment	(545,040)	(496,176)
Oil and natural gas interests, net	2,351,321	2,399,366
Land	5,688	5,688
Property, net of accumulated depletion and impairment	$2,357,009	$2,405,054

As of June 30, 2021 and December 31, 2020, the Partnership had mineral and royalty interests representing 24,341 and 24,350 net royalty acres, respectively.

No impairment expense was recorded on the Partnership’s oil and gas properties for the three and six months ended June 30, 2021 and 2020 based on the results of the respective quarterly ceiling tests. In addition to commodity prices, the Partnership’s production rates, levels of proved reserves, transfers of unevaluated properties and other factors will determine its actual ceiling test limitations and impairment analysis in future periods. If the trailing 12-month commodity prices decline as compared to the commodity prices used in prior quarters, the Partnership will have write-downs in subsequent quarters, which may be material.

6.    DEBT

Long-term debt consisted of the following as of the dates indicated:

	June 30,	December 31,
	2021	2020
	(In thousands)
5.375% senior notes due 2027	$479,938	$479,938
Revolving credit facility	62,000	84,000
Unamortized debt issuance costs	(1,907)	(2,058)
Unamortized discount	(5,851)	(6,236)
Total long-term debt	$534,180	$555,644

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
The Operating Company’s Revolving Credit Facility

On June 2, 2021, the Operating Company entered into the seventh amendment to the existing credit agreement, which maintained the maximum amount of the revolving credit facility at $2.0 billion and reaffirmed the borrowing base of $580.0 million based on the Operating Company’s oil and natural gas reserves and other factors, and added new provisions that allow the Operating Company to elect a commitment amount that is less than its borrowing base as determined by the lenders. The borrowing base is scheduled to be redetermined semi-annually in May and November. As of June 30, 2021, the Operating Company had elected a commitment amount of $500.0 million, with $62.0 million of outstanding borrowings and $438.0 million available for future borrowings under the Operating Company’s revolving credit facility. The revolving credit facility will mature on June 2, 2025.

The outstanding borrowings under the credit agreement bear interest at a rate elected by the Operating Company that is equal to an alternative base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.50% and 3-month LIBOR plus 1.0%) or LIBOR, in each case plus the applicable margin. The applicable margin ranges from 1.00% to 2.00% per annum in the case of the alternative base rate and from 2.00% to 3.00% per annum in the case of LIBOR, in each case depending on the amount of the loans outstanding in relation to the commitment, which is calculated using the least of the maximum credit amount, the aggregate elected commitment amount and the borrowing base. The Operating Company is obligated to pay a quarterly commitment fee ranging from 0.375% to 0.500% per year on the unused portion of the commitment. Loan principal may be optionally repaid from time to time without premium or penalty (other than customary LIBOR breakage), and is required to be repaid (a) to the extent the loan amount exceeds the commitment or the borrowing base, whether due to a borrowing base redetermination or otherwise (in some cases subject to a cure period), (b) in an amount equal to the net cash proceeds from the sale of property when a borrowing base deficiency or event of default exists under the credit agreement and (c) at the maturity date. The loan is secured by substantially all the assets of the Partnership and the Operating Company. During the three and six months ended June 30, 2021 and 2020, the weighted average interest rate on the Operating Company’s revolving credit facility was 1.93%, 1.90%, 2.41% and 2.82%, respectively.

The credit agreement contains various affirmative, negative and financial maintenance covenants. These covenants, among other things, limit additional indebtedness, additional liens, sales of assets, mergers and consolidations, dividends and distributions, transactions with affiliates, excess cash and entering into certain swap agreements and require the maintenance of the financial ratios described below. The amendment to the credit agreement added a financial covenant requirement for the ratio of secured debt to EBITDAX as included below.

Financial Covenant	Required Ratio
Ratio of total net debt to EBITDAX, as defined in the credit agreement	Not greater than 4.0 to 1.0
Ratio of current assets to liabilities, as defined in the credit agreement	Not less than 1.0 to 1.0
Ratio of secured debt to EBITDAX, as defined in the credit agreement	Not greater than 2.5 to 1.0

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

As of June 30, 2021, the Operating Company was in compliance with the financial maintenance covenants under its credit agreement. The lenders may accelerate all of the indebtedness under the Operating Company’s revolving credit facility upon the occurrence and during the continuance of any event of default. The credit agreement contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross-default, bankruptcy and change of control. With certain specified exceptions, the terms and provisions of the credit agreement generally may be amended with the consent of the lenders holding a majority of the outstanding loans or commitments to lend.

2027 Senior Notes

The Partnership’s 5.375% senior notes due 2027 (the “Notes”) are senior unsecured obligations of the Partnership and are initially guaranteed on a senior unsecured basis by the Operating Company and pay interest semi-annually. Neither Diamondback nor the General Partner guarantees the Notes. In the future, each of the Partnership’s restricted subsidiaries that either (i) guarantees any of its or a guarantor’s other indebtedness or (ii) is a domestic restricted subsidiary and is an obligor with respect to any indebtedness under any credit facility will be required to guarantee the Notes. The Notes will mature on November 1, 2027. As of June 30, 2021, $479.9 million in aggregate principal amount of the Notes was outstanding. The

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
Partnership did not repurchase any Notes during the three or six months ended June 30, 2021, but may do so opportunistically from time to time in future periods.

7.    UNITHOLDERS’ EQUITY AND DISTRIBUTIONS

The Partnership has general partner and limited partner units. At June 30, 2021, the Partnership had a total of 64,546,377 common units issued and outstanding and 90,709,946 Class B units issued and outstanding, of which 731,500 common units and 90,709,946 Class B units were beneficially owned by Diamondback, representing approximately 59% of the Partnership’s total units outstanding. At June 30, 2021, Diamondback also beneficially owns 90,709,946 Operating Company units, representing a 58% non-controlling ownership interest in the Operating Company. The Operating Company units and the Partnership’s Class B units beneficially owned by Diamondback are exchangeable from time to time for the Partnership’s common units (that is, one Operating Company unit and one Partnership Class B unit, together, will be exchangeable for one Partnership common unit).

Common Unit Repurchase Program

On November 6, 2020, the board of directors of the General Partner approved an expansion of the Partnership’s return of capital program with the implementation of a common unit repurchase program to acquire up to $100.0 million of the Partnership’s outstanding common units. During the three and six months ended June 30, 2021, the Partnership repurchased approximately $6.8 million and $19.8 million, respectively, of common units under the repurchase program. As of June 30, 2021, $56.2 million remains available for use under the repurchase program. The common unit repurchase program is authorized to extend through December 31, 2021 and the Partnership intends to purchase common units under the repurchase program opportunistically with funds from cash on hand, free cash flow from operations and potential liquidity events, such as the sale of assets. The repurchase program may be suspended from time to time, modified, extended or discontinued by the board of directors of the General Partner at any time.

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

The following table presents information regarding cash distributions approved by the board of directors of the General Partner for the periods presented:

		Distributions
		(In thousands)
Period	Amount per Unit	Operating Company Distributions to Diamondback	Common Unitholders(1)	Declaration Date	Unitholder Record Date	Payment Date
Q4 2020	$0.14	$12,699	$9,162	February 19, 2021	March 4, 2021	March 11, 2021
Q1 2021	$0.25	$22,678	$16,230	April 27, 2021	May 13, 2021	May 20, 2021
(1)Includes $0.1 million and $0.2 million paid to Diamondback for the fourth quarter of 2020 and the first quarter of 2021 distributions, respectively.

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
Cash distributions will be made to the common unitholders of record on the applicable record date, generally within 60 days after the end of each quarter.

Change in Ownership of Consolidated Subsidiaries

Non-controlling interest in the accompanying condensed consolidated financial statements represents Diamondback’s ownership in the net assets of the Operating Company. Diamondback’s relative ownership interest in the Operating Company can change due to the Partnership’s public offerings, issuance of units for acquisitions, issuance of unit-based compensation, repurchases of common units and distribution equivalent rights paid on the Partnership’s units. These changes in ownership percentage and the disproportionate allocation of net income (loss) to Diamondback discussed below result in adjustments to non-controlling interest and common unitholder equity, tax effected. The following table summarizes the changes in common unitholder equity due to changes in ownership interest during the period:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
	(In thousands)
Net income (loss) attributable to the Partnership	$4,662	$1,642
Change in ownership of consolidated subsidiaries	1,614	4,301
Change from net income (loss) attributable to the Partnership's unitholders and transfers to non-controlling interest	$6,276	$5,943

There were no changes in ownership of consolidated subsidiaries during the three and six months ended June 30, 2020.

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

8.    EARNINGS PER COMMON UNIT

The net income (loss) per common unit on the condensed consolidated statements of operations is based on the net income (loss) of the Partnership for the three and six months ended June 30, 2021 and 2020, which is the amount of net income (loss) attributable to the Partnership’s common units.

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

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
A reconciliation of the components of basic and diluted earnings per common unit is presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands, except per unit amounts)
Net income (loss) attributable to the period	$4,662	$(21,752)	$1,642	$(163,921)
Less: net income (loss) allocated to participating securities(1)	(55)	(4)	(79)	(24)
Net income (loss) attributable to common unitholders	$4,607	$(21,756)	$1,563	$(163,945)
Weighted average common units outstanding:
Basic weighted average common units outstanding	64,672	67,831	65,014	67,827
Effect of dilutive securities:
Potential common units issuable(2)	123	—	137	—
Diluted weighted average common units outstanding	64,795	67,831	65,151	67,827
Net income (loss) per common unit, basic	$0.07	$(0.32)	$0.03	$(2.42)
Net income (loss) per common unit, diluted	$0.07	$(0.32)	$0.03	$(2.42)
(1)    Distribution equivalent rights granted to employees are considered participating securities.
(2) For the three and six months ended June 30, 2021, 39 and 4,974 potential common units, respectively, were excluded from the computation of diluted earnings per common unit because their inclusion would have been anti-dilutive. For the three and six months ended June 30, 2020, no potential common units were included in the computation of diluted earnings per common unit because their inclusion would have been anti-dilutive as a result of recording a net loss attributable to the common unitholders for the period.

9.    INCOME TAXES

The following table provides the Partnership’s provision for (benefit from) income taxes and the effective income tax rate for the dates indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands, except for tax rate)
Provision for (benefit from) income taxes	$—	$—	$35	$142,466
Effective tax rate	—%	—%	0.1%	(986.6)%

The Partnership’s effective income tax rates for the three and six months ended June 30, 2021 and 2020 differed from amounts computed by applying the United States federal statutory tax rate to pre-tax income for the period primarily due to net income attributable to the non-controlling interest and the impact of maintaining a valuation allowance on the Partnership’s deferred tax assets. For the six months ended June 30, 2020, the Partnership also recorded discrete income tax expense of approximately $142.5 million related to application of a valuation allowance on the Partnership’s beginning-of-year deferred tax assets.

As of June 30, 2021 and 2020, the Partnership maintained a full valuation allowance against its deferred tax assets, based on its assessment of all available evidence, both positive and negative, supporting realizability of the Partnership’s deferred tax assets.

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

The Partnership’s derivative contracts are based upon reported settlement prices on commodity exchanges, with crude oil derivative settlements based on New York Mercantile Exchange West Texas Intermediate pricing (Cushing) and with natural gas derivative settlements based on the New York Mercantile Exchange Henry Hub pricing.

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

As of June 30, 2021, the Partnership had the following outstanding derivative contracts. When aggregating multiple contracts, the weighted average contract price is disclosed.

					Swaps		Collars		Puts
Settlement Month	Settlement Year	Type of Contract	Bbls/Mcf Per Day	Index	Weighted Average Differential	Weighted Average Fixed Price	Weighted Average Floor Price	Weighted Average Ceiling Price	Strike Price
OIL
Jul. - Dec.	2021	Collars	10,000	WTI Cushing	$—	$—	$30.00	$43.05	$—
Jan. - Mar.	2022	Collars	2,500	WTI Cushing	$—	$—	$45.00	$79.55	$—
Jan. - Mar.	2022	Puts(1)	5,000	WTI Cushing	$—	$—	$—	$—	$47.52
NATURAL GAS
Jan. - Dec.	2022	Collars	20,000	Henry Hub	$—	$—	$2.50	$4.62	$—
(1) Includes immaterial deferred premiums.

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

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
Gains and Losses on Derivative Instruments

The following table summarizes the gains and losses on derivative instruments included in the condensed consolidated statements of operations and the net cash receipts (payments) on derivatives for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Gain (loss) on derivative instruments	$(29,546)	$(34,443)	$(61,050)	$(42,385)
Net cash receipts (payments) on derivatives	$(20,940)	$(2,101)	$(35,882)	$(2,554)

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

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
The following table provides (i) fair value measurement information for financial assets and liabilities measured at fair value on a recurring basis, (ii) the gross amounts of recognized derivative assets and liabilities, (iii) the amounts offset under master netting arrangements with counterparties, and (iv) the resulting net amounts presented in the Partnership’s condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020. The net amounts are classified as current or noncurrent based on their anticipated settlement dates.

	As of June 30, 2021
	Level 1	Level 2	Level 3	Total Gross Fair Value	Gross Amounts Offset in Balance Sheet	Net Fair Value Presented in Balance Sheet
	(In thousands)
Assets:
Current:
Derivative instruments	$—	$758	$—	$758	$(758)	$—
Liabilities:
Current:
Derivative instruments	$—	$52,520	$—	$52,520	$(758)	$51,762

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total Gross Fair Value	Gross Amounts Offset in Balance Sheet	Net Fair Value Presented in Balance Sheet
	(In thousands)
Assets:
Current:
Derivative instruments	$—	$2,340	$—	$2,340	$(2,340)	$—
Liabilities:
Current:
Derivative instruments	$—	$28,933	$—	$28,933	$(2,340)	$26,593

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The following table provides the fair value of financial instruments that are not recorded at fair value in the condensed consolidated balance sheets:

	June 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Debt:
Revolving credit facility	$62,000	$62,000	$84,000	$84,000
5.375% senior notes due 2027(1)	$472,180	$503,935	$471,644	$501,439
(1) The carrying value includes associated deferred loan costs and any discount.

The fair value of the Operating Company’s revolving credit facility approximates the carrying value based on borrowing rates available to the Partnership for bank loans with similar terms and maturities and is classified as Level 2 in the fair value hierarchy. The fair value of the Notes was determined using the June 30, 2021 quoted market price, a Level 1 classification in the fair value hierarchy.

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

13.    SUBSEQUENT EVENTS

Cash Distribution

On July 28, 2021, the board of directors of the General Partner approved a cash distribution for the second quarter of 2021 of $0.33 per common unit, payable on August 19, 2021, to eligible unitholders of record at the close of business on August 12, 2021.

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

As of June 30, 2021, our general partner held a 100% general partner interest in us, and Diamondback owned 731,500 of our common units and beneficially owned all of our 90,709,946 outstanding Class B units, representing approximately 59% of our total units outstanding. Diamondback also owns and controls our general partner.

Recent Developments

COVID-19 and Commodity Prices

In early March 2020, oil prices dropped sharply and continued to decline, briefly reaching negative levels, as a result of multiple factors affecting the supply and demand in global oil and natural gas markets, including (i) actions taken by OPEC members and other exporting nations impacting commodity price and production levels and (ii) a significant decrease in demand due to the COVID-19 pandemic. However, certain restrictions on conducting business that were implemented in response to the COVID-19 pandemic have been lifted as improved treatments and vaccinations for COVID-19 have been rolled-out globally since late 2020. As a result, oil and natural gas market prices have improved in response to the increase in demand. During 2020 and 2021, the posted price for West Texas intermediate light sweet crude oil, or NYMEX WTI, has ranged from $(37.63) to $75.25 Bbl, and the NYMEX Henry Hub price of natural gas has ranged from $1.48 to $3.75 per MMBtu. On July 16, 2021, the closing NYMEX WTI price for crude oil was $71.81 per Bbl and the closing NYMEX Henry Hub price of natural gas was $3.67 per MMBtu. Commodity prices have historically been volatile and we cannot predict events which may lead to future fluctuations in these prices.

As a result of the reduction in crude oil demand caused by factors discussed above, Diamondback and other operators on properties in which we have mineral and royalty interests lowered their 2020 capital budgets and production guidance, however, Diamondback and certain of our other operators have since restored curtailed production. Although demand for oil and natural gas and commodity prices have recently increased, Diamondback and certain of our other operators have kept production on our acreage relatively flat during the first six months of 2021, using excess cash flow for debt repayment and/or return to their stockholders rather than expanding their drilling programs. We cannot reasonably predict whether production levels will remain at current levels or the impact the full extent of the events above and subsequent recovery may have on our industry and our business.

Based on the results of the quarterly ceiling test, we were not required to record an impairment on our proved oil and natural gas interests for the quarter ended June 30, 2021. If commodity prices fall below current levels, we may be required to record impairments in future periods and such impairments could be material. Further, if commodity prices fail to stabilize or decrease further, our production, proved reserves and cash flows will be adversely impacted. Our business may be also further adversely impacted by any pipeline capacity and storage constraints.

Acquisitions and Divestitures Update

We had immaterial acquisitions and divestitures of mineral and royalty interests during the second quarter of 2021, bringing our footprint of mineral and royalty interests to a total of 24,341 net royalty acres at June 30, 2021.

Cash Distributions on Common Units

On July 28, 2021, the board of directors of our general partner declared a cash distribution for the three months ended June 30, 2021 of $0.33 per common unit, increasing our distribution for the second quarter of 2021 to 70% of cash available for distribution. The distribution is payable on August 19, 2021 to eligible common unitholders of record at the close of business on August 12, 2021. With net debt decreasing in the third quarter of 2020 from peak levels due to strong free cash flow generation, as well as an improved forward outlook for production, realized pricing and free cash flow yield, driven primarily by Diamondback’s anticipated development plan and benefiting from our hedging arrangements rolling off in 2021, we expect to continue to increase our return on capital to unitholders in future quarters.

Production and Operational Update

Our business has rebounded strongly from the unprecedented volatility experienced throughout 2020 as commodity prices increased and activity has returned to our acreage. There are currently 36 rigs operating on our mineral and royalty acreage, five of which are operated by Diamondback. Our production and free cash flow outlook is expected to be driven by Diamondback’s continued focus on developing our acreage, as well as our exposure to other well-capitalized operators in the Permian Basin. We have increased our production outlook for 2021 and continue to maintain visibility into Diamondback’s expected forward development plan that includes several large pads where Viper will own a significant royalty interest.

The following table summarizes our gross well information as of the dates indicated:

	Diamondback Operated	Third Party Operated	Total
Horizontal wells turned to production (second quarter 2021)(1):
Gross wells	24	160	184
Net 100% royalty interest wells	2.6	0.7	3.3
Average percent net royalty interest	10.9%	0.4%	1.8%

Horizontal producing well count (as of July 12, 2021):
Gross wells	1,189	3,671	4,860
Net 100% royalty interest wells	92.8	54.0	146.8
Average percent net royalty interest	7.8%	1.5%	3.0%

Horizontal active development well count (as of July 12, 2021)(2):
Gross wells	67	400	467
Net 100% royalty interest wells	5.0	3.2	8.3
Average percent net royalty interest	7.5%	0.8%	1.8%

Line of sight wells (as of July 12, 2021)(3):
Gross wells	113	383	496
Net 100% royalty interest wells	4.5	2.7	7.2
Average percent net royalty interest	3.9%	0.7%	1.4%
(1) Average lateral length of 8,638.
(2) The total 467 gross wells currently in the process of active development are those wells that have been spud and are expected to be turned to production within approximately the next six to eight months.
(3) The total 496 gross line-of-sight wells are those that are not currently in the process of active development, but for which we have reason to believe that they will be turned to production within approximately the next 15 to 18 months. The expected timing of these line-of-sight wells is based primarily on permitting by third party operators or Diamondback’s current expected completion schedule. Existing permits or active development of our royalty acreage does not ensure that those wells will be turned to production given the volatility in oil prices.

Results of Operations

The following table summarizes our income and expenses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Operating income:
Oil income	$93,952	$27,617	$172,296	$99,817
Natural gas income	9,533	1,234	18,577	1,578
Natural gas liquids income	9,973	3,593	19,097	7,878
Royalty income	113,458	32,444	209,970	109,273
Lease bonus income	484	23	809	1,645
Other operating income	208	202	347	443
Total operating income	114,150	32,669	211,126	111,361
Costs and expenses:
Production and ad valorem taxes	8,152	3,110	14,801	9,257
Depletion	23,978	22,782	48,864	47,424
General and administrative expenses	2,162	1,683	4,383	4,349
Total costs and expenses	34,292	27,575	68,048	61,030
Income (loss) from operations	79,858	5,094	143,078	50,331
Other income (expense):
Interest expense, net	(7,973)	(7,669)	(15,833)	(16,632)
Gain (loss) on derivative instruments, net	(29,546)	(34,443)	(61,050)	(42,385)
Gain (loss) on revaluation of investment	—	3,443	—	(6,677)
Other income, net	39	519	77	923
Total other expense, net	(37,480)	(38,150)	(76,806)	(64,771)
Income (loss) before income taxes	42,378	(33,056)	66,272	(14,440)
Provision for (benefit from) income taxes	—	—	35	142,466
Net income (loss)	42,378	(33,056)	66,237	(156,906)
Net income (loss) attributable to non-controlling interest	37,716	(11,304)	64,595	7,015
Net income (loss) attributable to Viper Energy Partners LP	$4,662	$(21,752)	$1,642	$(163,921)

The following table summarizes our production data, average sales prices and average costs for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Production Data:
Oil (MBbls)	1,503	1,315	2,898	2,902
Natural gas (MMcf)	3,219	2,685	6,481	5,344
Natural gas liquids (MBbls)	449	467	856	947
Combined volumes (MBOE)(1)	2,489	2,230	4,834	4,740

Average daily oil volumes (BO/d)(2)	16,516	14,453	16,011	15,947
Average daily combined volumes (BOE/d)(2)	27,352	24,508	26,707	26,041

Average sales prices(2):
Oil ($/Bbl)	$62.51	$21.00	$59.45	$34.39
Natural gas ($/Mcf)	$2.96	$0.46	$2.87	$0.30
Natural gas liquids ($/Bbl)	$22.21	$7.69	$22.31	$8.32
Combined ($/BOE)	$45.58	$14.55	$43.44	$23.06

Oil, hedged ($/Bbl)(3)	$48.58	$22.39	$47.07	$35.03
Natural gas, hedged ($/Mcf)(3)	$2.96	$(1.01)	$2.87	$(0.53)
Natural gas liquids ($/Bbl)(3)	$22.21	$7.69	$22.31	$8.32
Combined price, hedged ($/BOE)(3)	$37.18	$13.60	$36.01	$22.52

Average costs ($/BOE):
Production and ad valorem taxes	$3.28	$1.39	$3.06	$1.95
General and administrative - cash component(4)	0.73	0.63	0.77	0.78
Total operating expense - cash	$4.01	$2.02	$3.83	$2.73

General and administrative - non-cash unit compensation expense	$0.14	$0.13	$0.14	$0.14
Interest expense, net	$3.20	$3.44	$3.28	$3.51
Depletion	$9.63	$10.21	$10.11	$10.01
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

Comparison of the Three and Six Months Ended June 30, 2021 and 2020

Royalty Income

Our royalty income is a function of oil, natural gas liquids and natural gas production volumes sold and average prices received for those volumes.

Royalty income increased $81.0 million and $100.7 million during the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020. Higher average prices contributed approximately $77.0 million and $101.3 million of the total increases, respectively, due largely to the recovery in oil prices, and to a lesser extent, natural gas and natural gas liquids prices from historic lows experienced in the 2020 periods as discussed in “— Overview.”

The 12% increase in production volumes during the second quarter of 2021 compared to the same period in 2020 contributed approximately $4.0 million of the total increase in royalty income and is primarily attributable to the make-up of lost production due to winter storms in the Permian Basin during the first quarter of 2021. Production volumes were relatively flat for the six months ended June 30, 2021 compared to the same period in 2020.

Production and Ad Valorem Taxes

The following table presents the production and ad valorem taxes for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021			2020
	Amount (In thousands)	Per BOE	Percentage of Royalty Income	Amount (In thousands)	Per BOE	Percentage of Royalty Income
Production taxes	$5,691	$2.29	5.0%	$1,692	$0.76	5.2%
Ad valorem taxes	2,461	0.99	2.2	1,418	0.63	4.4
Total production and ad valorem taxes	$8,152	$3.28	7.2%	$3,110	$1.39	9.6%

	Six Months Ended June 30,
	2021			2020
	Amount (In thousands)	Per BOE	Percentage of Royalty Income	Amount (In thousands)	Per BOE	Percentage of Royalty Income
Production taxes	$10,514	$2.17	5.0%	$5,267	$1.11	4.8%
Ad valorem taxes	4,287	0.89	2.0	3,990	0.84	3.7
Total production and ad valorem taxes	$14,801	$3.06	7.0%	$9,257	$1.95	8.5%

In general, production taxes are directly related to production revenues and are based upon current year commodity prices. Production taxes as a percentage of royalty income for the three and six months ended June 30, 2021 remained consistent with the three and six months ended June 30, 2020. Ad valorem taxes are based, among other factors, on property values driven by prior year commodity prices. Ad valorem taxes as a percentage of royalty income for these same periods in 2021 compared to 2020 decreased primarily due to improved average sales prices, while the tax valuation of oil and natural gas interest remained fairly flat.

Depletion

Depletion expense increased $1.2 million, or 5%, for the three months ended June 30, 2021 compared to the same period in 2020, primarily due to the 12% increase in production, which was partially offset by a decrease in the average depletion rate to $9.63 per BOE for the second quarter of 2021 compared to $10.21 per BOE for the second quarter of 2020. The rate decrease largely resulted from higher SEC oil prices utilized in the reserve calculations in the 2021 period, lengthening the economic life of the reserve base and resulting in higher projected remaining reserve volumes on our wells.

Depletion expense and the depletion rate for the six months ended June 30, 2021 compared to 2020 were relatively flat.

Net Interest Expense

There were no significant changes in net interest expense for the three months ended June 30, 2021 compared to 2020.

Net interest expense for the six months ended June 30, 2021 and 2020 was $15.8 million and $16.6 million, respectively. The decrease of $0.8 million was due primarily to our repayment of borrowings under the Operating Company’s revolving credit facility and our repurchase of $20.1 million of the Notes during the second and third quarters of 2020.

Derivative Instruments

The following table shows the net gain (loss) on derivative instruments and the net cash receipts (payments) on derivatives for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Gain (loss) on derivative instruments	$(29,546)	$(34,443)	$(61,050)	$(42,385)
Net cash receipts (payments) on derivatives	$(20,940)	$(2,101)	$(35,882)	$(2,554)

We recorded losses on our derivative instruments for the three and six months ended June 30, 2021 and 2020 primarily due to market prices being higher than the strike prices on our derivative contracts. We are required to recognize all derivative instruments on our balance sheet as either assets or liabilities measured at fair value. We have not designated our derivative instruments as hedges for accounting purposes. As a result, we mark our derivative instruments to fair value and recognize the cash and non-cash changes in fair value on derivative instruments in our condensed consolidated statements of operations under the line item captioned “Gain (loss) on derivative instruments, net.”

Gain (Loss) on Revaluation of Investment

We did not record a gain or loss on revaluation of investment for the six months ended June 30, 2021, as we divested our equity interest in a limited partnership during the third and fourth quarters of 2020. We recorded a loss on revaluation of investment of $6.7 million for the six months ended June 30, 2020 to record the investment at its fair value during that period.

Provision for (Benefit from) Income Taxes

We did not record an income tax benefit or expense for the three months ended June 30, 2021 and 2020 due to maintaining a valuation allowance against our deferred tax assets.

We recorded an immaterial income tax expense for the six months ended June 30, 2021 and $142.5 million for the six months ended June 30, 2020. The change in our income tax provision was primarily due to the impact of recording a valuation allowance on our deferred tax assets during the six months ended June 30, 2020. The total income tax provision for the six months ended June 30, 2021 differed from amounts computed by applying the federal statutory tax rate to pre-tax income for the period primarily due to net income attributable to the non-controlling interest and the impact of maintaining a valuation allowance on our deferred tax assets.

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

We define Adjusted EBITDA as net income (loss) attributable to Viper Energy Partners LP plus net income (loss) attributable to non-controlling interest (“net income (loss)”) before interest expense, net, non-cash unit-based compensation expense, depletion expense, impairment expense, (gain) loss on revaluation of investment, non-cash (gain) loss on derivative instruments, (gain) loss on extinguishment of debt and provision for (benefit from) income taxes, if any. We exclude the items listed above from net income (loss) in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as historic costs of depreciable assets, none of which are components of Adjusted EBITDA.

The GAAP measure most directly comparable to Adjusted EBITDA is net income (loss). However, Adjusted EBITDA is not a measure of net income (loss) as determined by GAAP and should not be considered an alternative to, or more meaningful than, net income (loss), royalty income, cash flow from operating activities or any other measure of financial performance or liquidity presented as determined in accordance with GAAP. Our computation of Adjusted EBITDA excludes some, but not all, items that affect net income (loss), and these measures may vary from those of other companies. As a result, Adjusted EBITDA as presented below may not be comparable to other similarly titled measures of other companies.

The following table presents a reconciliation of the GAAP financial measure of net income (loss) to the non-GAAP financial measures of Adjusted EBITDA and cash available for distribution for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Net income (loss) attributable to Viper Energy Partners LP	$4,662	$(21,752)	$1,642	$(163,921)
Net income (loss) attributable to non-controlling interest	37,716	(11,304)	64,595	7,015
Net income (loss)	42,378	(33,056)	66,237	(156,906)
Interest expense, net	7,973	7,669	15,833	16,632
Non-cash unit-based compensation expense	338	283	653	670
Depletion	23,978	22,782	48,864	47,424
(Gain) loss on revaluation of investment	—	(3,443)	—	6,677
Non-cash (gain) loss on derivative instruments	8,606	32,342	25,168	39,831
(Gain) loss on extinguishment of debt	—	(14)	—	(14)
Provision for (benefit from) income taxes	—	—	35	142,466
Consolidated Adjusted EBITDA	83,273	26,563	156,790	96,780
Less: Adjusted EBITDA attributable to non-controlling interest(1)	48,637	15,198	91,416	55,373
Adjusted EBITDA attributable to Viper Energy Partners LP	$34,636	$11,365	$65,374	$41,407

Adjustments to reconcile Adjusted EBITDA to cash available for distribution:
Income taxes payable	$—	$—	$(35)	$—
Debt service, contractual obligations, fixed charges and reserves	(4,187)	(3,261)	(7,234)	(6,644)
Cash paid for tax withholding on vested common units	—	—	(20)	(383)
Distribution equivalent rights payments	(55)	(4)	(79)	(24)
Preferred distributions	(45)	(45)	(90)	(90)
Cash available for distribution to Viper Energy Partners LP unitholders	$30,349	$8,055	$57,916	$34,266

Common limited partner units outstanding	64,546	67,831	64,546	67,831

Cash available for distribution per limited partner unit	$0.47	$0.12	$0.90	$0.51
Cash per unit approved for distribution	$0.33	$0.03	$0.58	$0.13
(1) Does not take into account special income allocation consideration.

Cash Distributions

The distribution for the second quarter of 2021 of $0.33 per common unit is payable on August 19, 2021 to common unitholders of record at the close of business on August 12, 2021. See Note 7—Unitholders' Equity and Distributions for further discussion of our distributions.

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

Our ability to generate cash is subject to several factors, some of which are beyond our control, including commodity prices and general economic, financial, competitive, legislative, regulatory and other factors, including extreme weather conditions, such as the February 2021 winter storms in the Permian Basin that impacted production volumes on our mineral and royalty acreage. Continued prolonged volatility in the capital, financial and/or credit markets, commodity pricing environment and uncertain macroeconomic conditions may limit our access to, or increase our cost of, capital or make capital unavailable on terms acceptable to us or at all.

Cash Flows

The following table presents our cash flows for the periods indicated:

	Six Months Ended June 30,
	2021	2020
	(In thousands)
Cash Flow Data:
Net cash provided by (used in) operating activities	$129,680	$115,863
Net cash provided by (used in) investing activities	(819)	(65,272)
Net cash provided by (used in) financing activities	(105,560)	(44,530)
Net increase (decrease) in cash	$23,301	$6,061

Operating Activities

Our operating cash flow is sensitive to many variables, the most significant of which are the volatility of prices for oil and natural gas and the volume of oil and natural gas sold by our producers as discussed in “—Results of Operations” above. Prices for these commodities are determined primarily by prevailing market conditions. Regional and worldwide economic activity, extreme weather conditions and other substantially variable factors influence market conditions for these products. These factors are beyond our control and are difficult to predict. The increase in net cash provided by operating activities during the six months ended June 30, 2021 compared to the same period in 2020 was primarily driven by higher royalty income in 2021, which was largely offset by (i) changes in our working capital accounts, most notably through a reduction in cash collections on our accounts receivable in 2021 compared to 2020 due to the timing of our receipt of royalty income payments from our operators, (ii) an increase in cash paid for derivative settlements and (iii) an increase in production and ad valorem expenses due to the corresponding increase in royalty income.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2021 and 2020, was primarily related to acquisitions of oil and natural gas interests.

Financing Activities

Net cash used in financing activities during the six months ended June 30, 2021, was primarily related to the net repayment of $22.0 million of borrowings under the Operating Company’s revolving credit facility, distributions of $60.8 million to our unitholders and $19.8 million of repurchases of our common units during the second quarter of 2021 as discussed below.

Net cash used in financing activities during the six months ended June 30, 2020, was primarily related to distributions of $87.3 million to our unitholders and repurchases of the Notes totaling $13.8 million, net of discounts during the second quarter of 2020. These amounts were partially offset by net proceeds from borrowing activity under the Operating Company’s revolving credit facility of $57.0 million during the second quarter of 2020.

Common Unit Repurchase Program

On November 6, 2020, the board of directors of our general partner approved an expansion of our return of capital program with the implementation of a common unit repurchase program to acquire up to $100.0 million of our outstanding common units. During the six months ended June 30, 2021, we repurchased approximately $19.8 million of common units under our repurchase program. As of June 30, 2021, $56.2 million remains available for us to repurchase units under our common unit repurchase program. The common unit repurchase program is authorized to extend through December 31, 2021, and we intend to purchase common units under the repurchase program opportunistically with funds from cash on hand, free cash flow from operations and potential liquidity events such as the sale of assets. The repurchase program may be suspended from time to time, modified, extended or discontinued by the board of directors of our general partner at any time.

Indebtedness

As of June 30, 2021, our indebtedness consists of $479.9 million in principal amount of Notes outstanding and $62.0 million in borrowings under the Operating Company’s revolving credit facility. We did not repurchase any Notes during the three and six months ended June 30, 2021, but may do so opportunistically from time to time in future periods. The Operating Company’s credit agreement, as amended to date, provides for a revolving credit facility in the maximum credit amount of $2.0 billion, with a borrowing base of $580.0 million as of June 30, 2021, based on the Operating Company’s oil and natural gas reserves and other factors, although the Operating Company had elected a commitment amount of $500.0 million. The borrowing base is scheduled to be redetermined semi-annually in May and November. As of June 30, 2021, there was $62.0 million of outstanding borrowings and $438.0 million available for future borrowings under the Operating Company’s revolving credit facility. During the three and six months ended June 30, 2021, the weighted average interest rate on the Operating Company’s revolving credit facility was 1.93% and 1.90%, respectively. The revolving credit facility will mature on June 2, 2025.

As of June 30, 2021, the Operating Company was in compliance with the financial maintenance covenants under its credit agreement.

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

Commodity Price Risk

Our major market risk exposure is in the pricing applicable to the oil and natural gas production of our operators. Realized prices are driven primarily by the prevailing worldwide price for crude oil and prices for natural gas in the United States. Both crude oil and natural gas realized prices are also impacted by the quality of the product, supply and demand balances in local physical markets and the availability of transportation to demand centers. Pricing for oil and natural gas production has been historically volatile and unpredictable and the prices that our operators receive for production depend on many factors outside of our or their control. Oil prices dropped sharply in early March 2020 and then continued to decline, briefly reaching negative levels. This was a result of multiple factors affecting supply and demand in the global oil and natural gas markets, including actions taken by OPEC members and other exporting nations, and a significant decrease in demand due to the COVID-19 pandemic, which resulted in a widespread health crisis and significant volatility, uncertainty and turmoil in the global economy, financial markets and oil and natural gas industry. Although demand and market prices for oil and natural gas have recently increased due to the rising energy use, easing of the COVID-19 pandemic and the improvements in the U.S. economic activity, we cannot predict events that may lead to future price volatility and the near term energy outlook remains subject to heightened levels of uncertainty.

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

At June 30, 2021, we had a net liability derivative position related to our commodity price derivatives of $51.8 million. Utilizing actual derivative contractual volumes under our collars as of June 30, 2021, a 10% increase in forward curves associated with the underlying commodity would have increased the net liability position to $56.9 million, an increase of $5.2 million, while a 10% decrease in forward curves associated with the underlying commodity would have decreased the net liability derivative position to $46.6 million, a decrease of $5.2 million. However, any cash derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument.

Credit Risk

We are subject to risk resulting from the concentration of royalty income in producing oil and natural gas interests and receivables with a limited number of significant purchasers and producers. We do not require collateral and the failure or inability of our significant purchasers to meet their obligations to us due to their liquidity issues, bankruptcy, insolvency or liquidation may adversely affect our financial results. Volatility in commodity pricing environment and macroeconomic conditions may enhance our purchaser credit risk.

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on our indebtedness under the Operating Company’s credit agreement. The terms of the credit agreement provide for interest on borrowings at a floating rate equal to an alternative base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.50% and 3-month LIBOR plus 1.0%) or LIBOR, in each case plus the applicable margin. The applicable margin ranges from 1.00% to 2.00% in the case of the alternative base rate and from 2.00% to 3.00% in the case of LIBOR, in each case depending on the amount of the loan outstanding in relation to the borrowing base. We are obligated to pay a quarterly commitment fee ranging from 0.375% to 0.500% per year on the unused portion of the borrowing base, which fee is the least of the maximum credit amount, the aggregate elected commitment amount and the borrowing base. We entered into this credit agreement on July 8, 2014, as subsequently amended, and as of June 30, 2021, we had $62.0 million in outstanding borrowings. During the three and six months ended June 30, 2021, the weighted average interest rate on the Operating Company’s revolving credit facility was 1.93% and 1.90%, respectively.

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

As of June 30, 2021, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer of our general partner have concluded that as of June 30, 2021, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

Our common unit repurchase activity for the three months ended June 30, 2021 was as follows:

Period	Total Number of Units Purchased(1)	Average Price Paid Per Unit(2)	Total Number of Units Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Units that May Yet Be Purchased Under the Plan(3)
	(In thousands, except unit amounts)
April 1, 2021 - April 30, 2021	242,500	$16.12	242,500	$59,016
May 1, 2021 - May 31, 2021	160,663	$17.81	160,663	$56,152
June 1, 2021 -June 30, 2021	—	$—	—	$56,152
Total	403,163	$16.79	403,163
(1)Includes common units repurchased from employees in order to satisfy tax withholding requirements. Such units are cancelled and retired immediately upon repurchase.
(2)The average price paid per common unit is net of any commissions paid to repurchase a common unit.
(3)In November 2020, the board of directors of our general partner approved a common unit repurchase program to acquire up to $100.0 million of our outstanding common units through December 31, 2021. This repurchase program may be suspended from time to time, modified, extended or discontinued by the board of directors of our general partner at any time.

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

10.1
Seventh Amendment to Amended and Restated Senior Secured Revolving Credit Agreement and Second Amendment to Guaranty and Collateral Agreement, dated as of June 2, 2021, by and among Viper Energy Partners LLC, as borrower, Viper Energy Partners LP, as parent guarantor, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Partnership’s Current Report on Form 8-K (File 001-36505) filed on June 8, 2021).

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

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Unitholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Condensed Notes to Consolidated Financial Statements.

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

VIPER ENERGY PARTNERS LP

		By:	VIPER ENERGY PARTNERS GP LLC
its General Partner

Date:	August 3, 2021	By:	/s/ Travis D. Stice
Travis D. Stice
Chief Executive Officer

Date:	August 3, 2021	By:	/s/ Teresa L. Dick
Teresa L. Dick
Chief Financial Officer