Form 10-Q
period 2021-09-30
Viper Energy Partners LP
filed 2021-11-04
CIK 1602065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2021
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

As of October 29, 2021, the registrant had outstanding 79,120,603 common units representing limited partner interests and 90,709,946 Class B units representing limited partner interests.

VIPER ENERGY PARTNERS LP
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2021

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
•our ability to identify, complete and effectively integrate acquisitions of properties or businesses, including our recently completed Swallowtail Acquisition described in this report;
•competition in the oil and natural gas industry;
•the ability of our operators to obtain capital or financing needed for development and exploration operations;
•uncertainties with respect to identified drilling locations and estimates of reserves;
•the impact of extreme weather conditions on production volumes on our mineral and royalty acreage;
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

PART I. FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Viper Energy Partners LP
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2021	2020
	(In thousands, except unit amounts)
Assets
Current assets:
Cash and cash equivalents	$41,515	$19,121
Royalty income receivable (net of allowance for credit losses)	47,133	32,210
Royalty income receivable—related party	22,022	1,998
Other current assets	654	665
Total current assets	111,324	53,994
Property:
Oil and natural gas interests, full cost method of accounting ($1,296,765 and $1,364,906 excluded from depletion at September 30, 2021 and December 31, 2020, respectively)	2,902,270	2,895,542
Land	5,688	5,688
Accumulated depletion and impairment	(570,406)	(496,176)
Property, net	2,337,552	2,405,054
Funds held in escrow	30,025	—
Other assets	3,567	2,327
Total assets	$2,482,468	$2,461,375
Liabilities and Unitholders’ Equity
Current liabilities:
Accounts payable	$208	$43
Accrued liabilities	26,000	18,262
Derivative instruments	35,357	26,593
Total current liabilities	61,565	44,898
Long-term debt, net	564,452	555,644
Derivative instruments	697	—
Total liabilities	626,714	600,542
Commitments and contingencies (Note 12)
Unitholders’ equity:
General partner	749	809
Common units (63,830,715 units issued and outstanding as of September 30, 2021 and 65,817,281 units issued and outstanding as of December 31, 2020)	580,992	633,415
Class B units (90,709,946 units issued and outstanding as of September 30, 2021 and December 31, 2020)	956	1,031
Total Viper Energy Partners LP unitholders’ equity	582,697	635,255
Non-controlling interest	1,273,057	1,225,578
Total equity	1,855,754	1,860,833
Total liabilities and unitholders’ equity	$2,482,468	$2,461,375

See accompanying notes to condensed consolidated financial statements.

Viper Energy Partners LP
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands, except per unit amounts)
Operating income:
Royalty income	$127,649	$62,584	$337,619	$171,857
Lease bonus income	223	40	1,032	1,685
Other operating income	132	318	479	761
Total operating income	128,004	62,942	339,130	174,303
Costs and expenses:
Production and ad valorem taxes	8,625	5,049	23,426	14,306
Depletion	25,366	24,780	74,230	72,204
General and administrative expenses	1,735	1,811	6,118	6,160
Total costs and expenses	35,726	31,640	103,774	92,670
Income (loss) from operations	92,278	31,302	235,356	81,633
Other income (expense):
Interest expense, net	(8,328)	(8,238)	(24,161)	(24,870)
Gain (loss) on derivative instruments, net	(9,599)	(5,084)	(70,649)	(47,469)
Gain (loss) on revaluation of investment	—	(1,984)	—	(8,661)
Other income, net	—	188	77	1,111
Total other expense, net	(17,927)	(15,118)	(94,733)	(79,889)
Income (loss) before income taxes	74,351	16,184	140,623	1,744
Provision for (benefit from) income taxes	906	—	941	142,466
Net income (loss)	73,445	16,184	139,682	(140,722)
Net income (loss) attributable to non-controlling interest	56,613	16,948	121,208	23,963
Net income (loss) attributable to Viper Energy Partners LP	$16,832	$(764)	$18,474	$(164,685)

Net income (loss) attributable to common limited partner units:
Basic	$0.26	$(0.01)	$0.29	$(2.43)
Diluted	$0.26	$(0.01)	$0.29	$(2.43)
Weighted average number of common limited partner units outstanding:
Basic	64,152	67,847	64,724	67,832
Diluted	64,241	67,847	64,815	67,832

See accompanying notes to condensed consolidated financial statements.

Viper Energy Partners LP
Condensed Consolidated Statements of Changes to Unitholders' Equity
(Unaudited)

	Limited Partners				General Partner	Non-Controlling Interest
	Common		Class B		Amount	Amount
	Units	Amount	Units	Amount			Total
	(In thousands)
Balance at December 31, 2020	65,817	$633,415	90,710	$1,031	$809	$1,225,578	$1,860,833
Unit-based compensation	—	315	—	—	—	—	315
Issuance of common units	3	—	—	—	—	—	—
Distribution equivalent rights payments	—	(24)	—	—	—	—	(24)
Distributions to public	—	(9,036)	—	—	—	—	(9,036)
Distributions to Diamondback	—	(102)	—	(25)	—	(12,699)	(12,826)
Distributions to General Partner	—	—	—	—	(20)	—	(20)
Change in ownership of consolidated subsidiaries, net	—	2,687		—	—	(2,687)	—
Cash paid for tax withholding on vested common units	—	(20)	—	—	—	—	(20)
Repurchased units as part of unit buyback	(870)	(13,043)	—	—	—	—	(13,043)
Net income (loss)	—	(3,020)	—	—	—	26,879	23,859
Balance at March 31, 2021	64,950	611,172	90,710	1,006	789	1,237,071	1,850,038
Unit-based compensation	—	338	—	—	—	—	338
Distribution equivalent rights payments	—	(55)	—	—	—	—	(55)
Distributions to public	—	(15,992)	—	—	—	—	(15,992)
Distributions to Diamondback	—	(183)	—	(25)	—	(22,678)	(22,886)
Distributions to General Partner	—	—	—	—	(20)	—	(20)
Change in ownership of consolidated subsidiaries, net	—	1,614		—	—	(1,614)	—
Repurchased units as part of unit buyback	(404)	(6,779)	—	—	—	—	(6,779)
Net income (loss)	—	4,662	—	—	—	37,716	42,378
Balance at June 30, 2021	64,546	594,777	90,710	981	769	1,250,495	1,847,022
Unit-based compensation	—	243	—	—	—	—	243
Issuance of common units	50	—	—	—	—	—	—
Distribution equivalent rights payments	—	(62)	—	—	—	—	(62)
Distributions to public	—	(20,933)	—	—	—	—	(20,933)
Distributions to Diamondback	—	(240)	—	(25)	—	(29,936)	(30,201)
Distributions to General Partner	—	—	—	—	(20)	—	(20)
Change in ownership of consolidated subsidiaries, net	—	4,115	—	—	—	(4,115)	—
Repurchased units as part of unit buyback	(765)	(13,740)	—	—	—	—	(13,740)
Net income (loss)	—	16,832	—	—	—	56,613	73,445
Balance at September 30, 2021	63,831	$580,992	90,710	$956	$749	$1,273,057	$1,855,754

See accompanying notes to condensed consolidated financial statements.

Viper Energy Partners LP
Condensed Consolidated Statements of Changes to Unitholders' Equity - (Continued)
(Unaudited)

	Limited Partners				General Partner	Non-Controlling Interest
	Common		Class B		Amount	Amount
	Units	Amount	Units	Amount			Total
	(In thousands)
Balance at December 31, 2019	67,806	$929,116	90,710	$1,130	$889	$1,254,285	$2,185,420
Unit-based compensation	—	387	—	—	—	—	387
Issuance of common units	25	—	—	—	—	—	—
Distribution equivalent rights payments	—	(20)	—	—	—	—	(20)
Distributions to public	—	(30,194)	—	—	—	—	(30,194)
Distributions to Diamondback	—	(329)	—	(25)	—	(40,819)	(41,173)
Distributions to General Partner	—	—	—	—	(20)	—	(20)
Cash paid for tax withholding on vested common units	—	(383)	—	—	—	—	(383)
Net income (loss)	—	(142,169)	—	—	—	18,319	(123,850)
Balance at March 31, 2020	67,831	756,408	90,710	1,105	869	1,231,785	1,990,167
Unit-based compensation	—	283	—	—	—	—	283
Distribution equivalent rights payments	—	(4)	—	—	—	—	(4)
Distributions to public	—	(6,710)	—	—	—	—	(6,710)
Distributions to Diamondback	—	(76)	—	(25)	—	(9,074)	(9,175)
Distributions to General Partner	—	—	—	—	(20)	—	(20)
Net income (loss)	—	(21,752)	—	—	—	(11,304)	(33,056)
Balance at June 30, 2020	67,831	728,149	90,710	1,080	849	1,211,407	1,941,485
Unit-based compensation	—	275	—	—	—	—	275
Issuance of common units	20	—	—	—	—	—	—
Distribution equivalent rights payments	—	(2)	—	—	—	—	(2)
Distributions to public	—	(2,013)	—	—	—	—	(2,013)
Distributions to Diamondback	—	(19)	—	(25)	—	(2,720)	(2,764)
Distributions to General Partner	—	—	—		(20)	—	(20)
Units repurchased for tax withholding	—	(1)	—	—	—	—	(1)
Net income (loss)	—	(764)	—	—	—	16,948	16,184
Balance at September 30, 2020	67,851	$725,625	90,710	$1,055	$829	$1,225,635	$1,953,144

See accompanying notes to condensed consolidated financial statements.

Viper Energy Partners LP
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$139,682	$(140,722)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income tax expense (benefit)	—	142,466
Depletion	74,230	72,204
(Gain) loss on derivative instruments, net	70,649	47,469
Net cash receipts (payments) on derivatives	(61,188)	(18,718)
(Gain) loss on revaluation of investment	—	8,661
Other	3,332	2,681
Changes in operating assets and liabilities:
Royalty income receivable	(14,923)	25,981
Royalty income receivable—related party	(20,024)	(4,335)
Other	7,914	7,519
Net cash provided by (used in) operating activities	199,672	143,206
Cash flows from investing activities:
Acquisitions of oil and natural gas interests	(6,728)	(64,508)
Other	—	7,360
Net cash provided by (used in) investing activities	(6,728)	(57,148)
Cash flows from financing activities:
Proceeds from borrowings under credit facility	87,000	95,000
Repayment on credit facility	(79,000)	(65,000)
Repayment of senior notes	—	(19,697)
Repurchased units as part of unit buyback	(33,562)	—
Distributions to public	(46,102)	(38,943)
Distributions to Diamondback	(65,913)	(53,112)
Other	(2,948)	(534)
Net cash provided by (used in) financing activities	(140,525)	(82,286)
Net increase (decrease) in cash and cash equivalents	52,419	3,772
Cash, cash equivalents and restricted cash at beginning of period	19,121	3,602
Cash, cash equivalents and restricted cash at end of period	$71,540	$7,374

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

As of September 30, 2021, Viper Energy Partners GP LLC (the “General Partner”) held a 100% general partner interest in the Partnership and Diamondback Energy, Inc. (“Diamondback”) beneficially owned an approximate 59% of the Partnership’s total limited partner units outstanding. Diamondback owns and controls the General Partner.

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

Making accurate estimates and assumptions is particularly difficult in the oil and natural gas industry given the challenges resulting from volatility in oil and natural gas prices. For instance, in 2020, the effects of COVID-19 and actions by OPEC members and other exporting nations on the supply and demand in global oil and natural gas markets resulted in significant negative pricing pressure in the first half of 2020, followed by a recovery in pricing and an increase in demand in the second half of 2020 and into 2021. However, the COVID-19 Delta variant emerged in March 2021 and became highly transmissible in July 2021, which contributed to additional pricing volatility during the third quarter of 2021. The financial results of companies in the oil and natural gas industry have been impacted materially as a result of changing market conditions. Such circumstances generally increase uncertainty in the Partnership’s accounting estimates, particularly those involving financial forecasts.

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
The Partnership evaluates these estimates on an ongoing basis, using historical experience, consultation with experts and other methods the Partnership considers reasonable in each particular circumstance. Nevertheless, actual results may differ significantly from the Partnership’s estimates. Any effects on the Partnership’s business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. Significant items subject to such estimates and assumptions include estimates of proved oil and natural gas reserves and related present value estimates of future net cash flows therefrom, the carrying value of oil and natural gas interests, the recoverability of costs of unevaluated properties, the fair value determination of assets and liabilities, fair value estimates of commodity derivatives and estimates of income taxes.

Cash, Cash Equivalents and Restricted Cash

Reconciliation of cash, cash equivalents and restricted cash as presented on the condensed consolidated statements of cash flows for the periods presented:

	Nine Months Ended September 30,
	2021	2020
	(In thousands)
Cash and cash equivalents	$41,515	$7,374
Restricted cash(1)	30,025	—
Total cash, cash equivalents and restricted cash	$71,540	$7,374
(1)Escrow deposit related to the Swallowtail Acquisition, which is included in Funds held in escrow in the condensed consolidated balance sheets as discussed further in Note 13—Subsequent Events.

Accrued Liabilities

Accrued liabilities consist of the following:

	September 30,	December 31,
	2021	2020
	(In thousands)
Interest payable	$10,799	$4,311
Ad valorem taxes payable	5,868	6,501
Derivatives instruments payable	8,550	7,392
Other	783	58
Total accrued liabilities	$26,000	$18,262

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

The following table disaggregates the Partnership’s total royalty income by product type:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Oil income	$100,154	$53,595	$272,450	$153,412
Natural gas income	12,074	3,331	30,651	4,909
Natural gas liquids income	15,421	5,658	34,518	13,536
Total royalty income	$127,649	$62,584	$337,619	$171,857

4.    ACQUISITIONS

2021 Activity

The Partnership had no significant acquisition or divestiture activity during the nine months ended September 30, 2021.

See Note 13—Subsequent Events for further discussion of acquisitions in the fourth quarter of 2021.

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

5.    OIL AND NATURAL GAS INTERESTS

Oil and natural gas interests include the following:

	September 30,	December 31,
	2021	2020
	(In thousands)
Oil and natural gas interests:
Subject to depletion	$1,605,505	$1,530,636
Not subject to depletion	1,296,765	1,364,906
Gross oil and natural gas interests	2,902,270	2,895,542
Accumulated depletion and impairment	(570,406)	(496,176)
Oil and natural gas interests, net	2,331,864	2,399,366
Land	5,688	5,688
Property, net of accumulated depletion and impairment	$2,337,552	$2,405,054

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
As of September 30, 2021 and December 31, 2020, the Partnership had mineral and royalty interests representing 24,368 and 24,350 net royalty acres, respectively.

No impairment expense was recorded on the Partnership’s oil and gas properties for the three and nine months ended September 30, 2021 and 2020 based on the results of the respective quarterly ceiling tests. In addition to commodity prices, the Partnership’s production rates, levels of proved reserves, transfers of unevaluated properties and other factors will determine its actual ceiling test limitations and impairment analysis in future periods. If the trailing 12-month commodity prices decline as compared to the commodity prices used in prior quarters, the Partnership will have write-downs in subsequent quarters, which may be material.

6.    DEBT

Long-term debt consisted of the following as of the dates indicated:

	September 30,	December 31,
	2021	2020
	(In thousands)
5.375% senior notes due 2027	$479,938	$479,938
Revolving credit facility	92,000	84,000
Unamortized debt issuance costs	(1,832)	(2,058)
Unamortized discount	(5,654)	(6,236)
Total long-term debt	$564,452	$555,644

The Operating Company’s Revolving Credit Facility

On June 2, 2021, the Operating Company entered into the seventh amendment to the existing credit agreement, which maintained the maximum amount of the revolving credit facility at $2.0 billion and reaffirmed the borrowing base of $580.0 million based on the Operating Company’s oil and natural gas reserves and other factors, and added new provisions that allow the Operating Company to elect a commitment amount that is less than its borrowing base as determined by the lenders. The borrowing base is scheduled to be redetermined semi-annually in May and November, and is expected to be reaffirmed at $580.0 million by the lenders during the regularly scheduled (semi-annual) fall 2021 redetermination in November 2021. As of September 30, 2021, the Operating Company had elected a commitment amount of $500.0 million, with $92.0 million of outstanding borrowings and $408.0 million available for future borrowings under the Operating Company’s revolving credit facility. The revolving credit facility will mature on June 2, 2025.

The outstanding borrowings under the credit agreement bear interest at a rate elected by the Operating Company that is equal to an alternative base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.50% and 3-month LIBOR plus 1.0%) or LIBOR, in each case plus the applicable margin. The applicable margin ranges from 1.00% to 2.00% per annum in the case of the alternative base rate and from 2.00% to 3.00% per annum in the case of LIBOR, in each case depending on the amount of the loans outstanding in relation to the commitment, which is calculated using the least of the maximum credit amount, the aggregate elected commitment amount and the borrowing base. The Operating Company is obligated to pay a quarterly commitment fee ranging from 0.375% to 0.500% per year on the unused portion of the commitment. Loan principal may be optionally repaid from time to time without premium or penalty (other than customary LIBOR breakage), and is required to be repaid (a) to the extent the loan amount exceeds the commitment or the borrowing base, whether due to a borrowing base redetermination or otherwise (in some cases subject to a cure period), (b) in an amount equal to the net cash proceeds from the sale of property when a borrowing base deficiency or event of default exists under the credit agreement and (c) at the maturity date. The loan is secured by substantially all the assets of the Partnership and the Operating Company. During the three and nine months ended September 30, 2021 and 2020, the weighted average interest rate on the Operating Company’s revolving credit facility was 1.98%, 2.14%, 2.14% and 2.66%, respectively.

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

As of September 30, 2021, the Operating Company was in compliance with the financial maintenance covenants under its credit agreement. The lenders may accelerate all of the indebtedness under the Operating Company’s revolving credit facility upon the occurrence and during the continuance of any event of default. The credit agreement contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross-default, bankruptcy and change of control. With certain specified exceptions, the terms and provisions of the credit agreement generally may be amended with the consent of the lenders holding a majority of the outstanding loans or commitments to lend.

2027 Senior Notes

The Partnership’s 5.375% senior notes due 2027 (the “Notes”) are senior unsecured obligations of the Partnership and are initially guaranteed on a senior unsecured basis by the Operating Company and pay interest semi-annually. Neither Diamondback nor the General Partner guarantees the Notes. In the future, each of the Partnership’s restricted subsidiaries that either (i) guarantees any of its or a guarantor’s other indebtedness or (ii) is a domestic restricted subsidiary and is an obligor with respect to any indebtedness under any credit facility will be required to guarantee the Notes. The Notes will mature on November 1, 2027. As of September 30, 2021, $479.9 million in aggregate principal amount of the Notes was outstanding. The Partnership did not repurchase any Notes during the three or nine months ended September 30, 2021, but may do so opportunistically from time to time in future periods.

7.    UNITHOLDERS’ EQUITY AND DISTRIBUTIONS

The Partnership has general partner and limited partner units. At September 30, 2021, the Partnership had a total of 63,830,715 common units issued and outstanding and 90,709,946 Class B units issued and outstanding, of which 731,500 common units and 90,709,946 Class B units were beneficially owned by Diamondback, representing approximately 59% of the Partnership’s total units outstanding. At September 30, 2021, Diamondback also beneficially owns 90,709,946 Operating Company units, representing a 59% non-controlling ownership interest in the Operating Company. The Operating Company units and the Partnership’s Class B units beneficially owned by Diamondback are exchangeable from time to time for the Partnership’s common units (that is, one Operating Company unit and one Partnership Class B unit, together, will be exchangeable for one Partnership common unit).

See Note 13—Subsequent Events for further discussion of additional common units issued in the fourth quarter of 2021.

Common Unit Repurchase Program

On November 6, 2020, the board of directors of the General Partner approved an expansion of the Partnership’s return of capital program with the implementation of a common unit repurchase program to acquire up to $100.0 million of the Partnership’s outstanding common units, of which approximately $57.6 million has been expended through September 30, 2021. During the three and nine months ended September 30, 2021, the Partnership repurchased approximately $13.7 million and $33.6 million, respectively, of common units under the repurchase program authorized to extend through December 31, 2021. The repurchase program may be suspended from time to time, modified, extended or discontinued by the board of directors of the General Partner at any time. Any common units under the repurchase program will be purchased opportunistically with funds from cash on hand, free cash flow from operations and potential liquidity events, such as the sale of assets. Any such repurchases may be made from time to time in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, and are subject to market conditions, applicable legal requirements, contractual obligations and other factors.

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

The following table presents information regarding cash distributions approved by the board of directors of the General Partner for the periods presented:

		Distributions
		(In thousands)
Period	Amount per Unit	Operating Company Distributions to Diamondback	Common Unitholders(1)	Declaration Date	Unitholder Record Date	Payment Date
Q4 2020	$0.14	$12,699	$9,162	February 19, 2021	March 4, 2021	March 11, 2021
Q1 2021	$0.25	$22,678	$16,230	April 27, 2021	May 13, 2021	May 20, 2021
Q2 2021	$0.33	$29,936	$21,235	July 28, 2021	August 12, 2021	August 19, 2021
(1)Includes $0.1 million, $0.2 million and $0.2 million paid to Diamondback for the fourth quarter of 2020 and the first and second quarters of 2021, respectively.

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

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
	(In thousands)
Net income (loss) attributable to the Partnership	$16,832	$18,474
Change in ownership of consolidated subsidiaries	4,115	8,416
Change from net income (loss) attributable to the Partnership's unitholders and transfers to non-controlling interest	$20,947	$26,890

There were no changes in ownership of consolidated subsidiaries during the three and nine months ended September 30, 2020.

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

8.    EARNINGS PER COMMON UNIT

The net income (loss) per common unit on the condensed consolidated statements of operations is based on the net income (loss) of the Partnership for the three and nine months ended September 30, 2021 and 2020, which is the amount of net income (loss) attributable to the Partnership’s common units.

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

A reconciliation of the components of basic and diluted earnings per common unit is presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands, except per unit amounts)
Net income (loss) attributable to the period	$16,832	$(764)	$18,474	$(164,685)
Less: net income (loss) allocated to participating securities(1)	(62)	(2)	(141)	(26)
Net income (loss) attributable to common unitholders	$16,770	$(766)	$18,333	$(164,711)
Weighted average common units outstanding:
Basic weighted average common units outstanding	64,152	67,847	64,724	67,832
Effect of dilutive securities:
Potential common units issuable(2)	89	—	91	—
Diluted weighted average common units outstanding	64,241	67,847	64,815	67,832
Net income (loss) per common unit, basic	$0.26	$(0.01)	$0.29	$(2.43)
Net income (loss) per common unit, diluted	$0.26	$(0.01)	$0.29	$(2.43)
(1)    Distribution equivalent rights granted to employees are considered participating securities.
(2) For the nine months ended September 30, 2021, 2,955 potential common units were excluded from the computation of diluted earnings per common unit because their inclusion would have been anti-dilutive. For the nine months ended September 30, 2020, no potential common units were included in the computation of diluted earnings per common unit because their inclusion would have been anti-dilutive as a result of recording a net loss attributable to the common unitholders for the period.

As discussed further in Note 13—Subsequent Events—Swallowtail Acquisition, the Partnership issued 15.25 million additional common units as consideration for an acquisition in October 2021.

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
9.    INCOME TAXES

The following table provides the Partnership’s provision for (benefit from) income taxes and the effective income tax rate for the dates indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands, except for tax rate)
Provision for (benefit from) income taxes	$906	$—	$941	$142,466
Effective tax rate	1.2%	—%	0.7%	8,168.9%

The Partnership’s effective income tax rates for the three and nine months ended September 30, 2021 and 2020 differed from amounts computed by applying the United States federal statutory tax rate to pre-tax income for the period primarily due to net income attributable to the non-controlling interest and the impact of maintaining a valuation allowance on the Partnership’s deferred tax assets. For the nine months ended September 30, 2020, the Partnership also recorded discrete income tax expense of approximately $142.5 million related to application of a valuation allowance on the Partnership’s beginning-of-year deferred tax assets.

As of September 30, 2021 and 2020, the Partnership maintained a full valuation allowance against its deferred tax assets, based on its assessment of all available evidence, both positive and negative, supporting realizability of the Partnership’s deferred tax assets.

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

Commodity Contracts

The Partnership historically has used fixed price swap contracts, fixed price basis swap contracts and costless collars with corresponding put and call options to reduce price volatility associated with certain of its royalty income. At September 30, 2021, the Partnership has costless collars and put options outstanding.

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

Put options have a defined strike price, or floor price. The Partnership pays its counterparty a premium to enter into these derivative contracts, which are deferred until settlement. When the settlement price is below the floor price, the counterparty pays the Partnership an amount equal to the difference between the settlement price and the strike price multiplied by the derivative contract volume. When the settlement price is above the floor price, the put option expires worthless.

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

As of September 30, 2021, the Partnership had the following outstanding derivative contracts. When aggregating multiple contracts, the weighted average contract price is disclosed.

					Swaps		Collars		Puts
Settlement Month	Settlement Year	Type of Contract	Bbls/Mcf Per Day	Index	Weighted Average Differential	Weighted Average Fixed Price	Weighted Average Floor Price	Weighted Average Ceiling Price	Strike Price
OIL
Oct. - Dec.	2021	Collars	10,000	WTI Cushing	$—	$—	$30.00	$43.05	$—
Jan. - Mar.	2022	Collars	2,500	WTI Cushing	$—	$—	$45.00	$79.55	$—
Apr. - Jun.	2022	Collars	2,000	WTI Cushing	$—	$—	$45.00	$80.15	$—
Jan. - Mar.	2022	Puts(1)	9,500	WTI Cushing	$—	$—	$—	$—	$47.51
Apr. - Jun.	2022	Puts(2)	8,000	WTI Cushing	$—	$—	$—	$—	$47.50
NATURAL GAS
Jan. - Dec.	2022	Collars	20,000	Henry Hub	$—	$—	$2.50	$4.62	$—
(1) Includes a deferred premium at a weighted average price of $1.57/Bbl.
(2) Includes a deferred premium at a weighted average price of $1.55/Bbl.

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

Gains and Losses on Derivative Instruments

The following table summarizes the gains and losses on derivative instruments included in the condensed consolidated statements of operations and the net cash receipts (payments) on derivatives for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Gain (loss) on derivative instruments	$(9,599)	$(5,084)	$(70,649)	$(47,469)
Net cash receipts (payments) on derivatives	$(25,306)	$(16,164)	$(61,188)	$(18,718)

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

The following table provides (i) fair value measurement information for financial assets and liabilities measured at fair value on a recurring basis, (ii) the gross amounts of recognized derivative assets and liabilities, (iii) the amounts offset under master netting arrangements with counterparties, and (iv) the resulting net amounts presented in the Partnership’s condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020. The net amounts are classified as current or noncurrent based on their anticipated settlement dates.

	As of September 30, 2021
	Level 1	Level 2	Level 3	Total Gross Fair Value	Gross Amounts Offset in Balance Sheet	Net Fair Value Presented in Balance Sheet
	(In thousands)
Assets:
Current:
Derivative instruments	$—	$1,967	$—	$1,967	$(1,967)	$—
Non-current:
Derivative instruments	$—	$102	$—	$102	$(102)	$—
Liabilities:
Current:
Derivative instruments	$—	$37,324	$—	$37,324	$(1,967)	$35,357
Non-current:
Derivative instruments	$—	$799	$—	$799	$(102)	$697

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total Gross Fair Value	Gross Amounts Offset in Balance Sheet	Net Fair Value Presented in Balance Sheet
	(In thousands)
Assets:
Current:
Derivative instruments	$—	$2,340	$—	$2,340	$(2,340)	$—
Liabilities:
Current:
Derivative instruments	$—	$28,933	$—	$28,933	$(2,340)	$26,593

Assets and Liabilities Not Recorded at Fair Value

The following table provides the fair value of financial instruments that are not recorded at fair value in the condensed consolidated balance sheets:

	September 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Debt:
Revolving credit facility	$92,000	$92,000	$84,000	$84,000
5.375% senior notes due 2027(1)	$472,452	$501,791	$471,644	$501,439
(1) The carrying value includes associated deferred loan costs and any discount.

The fair value of the Operating Company’s revolving credit facility approximates the carrying value based on borrowing rates available to the Partnership for bank loans with similar terms and maturities and is classified as Level 2 in the fair value hierarchy. The fair value of the Notes was determined using the September 30, 2021 quoted market price, a Level 1 classification in the fair value hierarchy.

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

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)

13.    SUBSEQUENT EVENTS

Cash Distribution

On October 27, 2021, the board of directors of the General Partner approved a cash distribution for the third quarter of 2021 of $0.38 per common unit, payable on November 18, 2021, to eligible unitholders of record at the close of business on November 11, 2021.

Swallowtail Acquisition

On October 1, 2021, the Partnership and the Operating Company acquired certain mineral and royalty interests from Swallowtail Royalties LLC and Swallowtail Royalties II LLC (the “Swallowtail entities”) pursuant to a definitive purchase and sale agreement for 15.25 million common units and approximately $225.0 million in cash (the “Swallowtail Acquisition”). The mineral and royalty interests acquired in the Swallowtail Acquisition represent 2,313 net royalty acres primarily in the Northern Midland Basin, of which 62% are operated by Diamondback. The Swallowtail Acquisition has an effective date of August 1, 2021. In accordance with the terms of the purchase agreement, the Partnership deposited $30.0 million into an escrow account in August 2021, which was released upon the closing of the transaction. The cash portion of this transaction was funded through a combination of cash on hand and approximately of $190.0 million borrowings under the Operating Company’s revolving credit facility. Following the completion of the Swallowtail Acquisition, Diamondback beneficially owned an approximate 54% of the Partnership’s total limited partner units outstanding.

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

As of September 30, 2021, our general partner held a 100% general partner interest in us, and Diamondback owned 731,500 of our common units and beneficially owned all of our 90,709,946 outstanding Class B units, representing approximately 59% of our total units outstanding. Diamondback also owns and controls our general partner.

Recent Developments

COVID-19 and Commodity Prices

In early March 2020, oil prices dropped sharply and continued to decline, briefly reaching negative levels, as a result of multiple factors affecting the supply and demand in global oil and natural gas markets, including (i) actions taken by OPEC members and other exporting nations impacting commodity price and production levels and (ii) a significant decrease in demand due to the COVID-19 pandemic. Additionally, the Delta variant emerged in March 2021 and became highly transmissible in July 2021, which contributed to additional pricing and demand volatility during the third quarter of 2021. However, certain restrictions on conducting business that were implemented in response to the COVID-19 pandemic have been lifted as improved treatments and vaccinations for COVID-19 have been rolled-out globally since late 2020. As a result, oil and natural gas market prices have improved in response to the increase in demand. During 2020 and 2021, the posted price for West Texas intermediate light sweet crude oil, or NYMEX WTI, has ranged from $(37.63) to $80.64 Bbl, and the NYMEX Henry Hub price of natural gas has ranged from $1.48 to $6.31 per MMBtu. On October 13, 2021, the closing NYMEX WTI price for crude oil was $80.44 per Bbl and the closing NYMEX Henry Hub price of natural gas was $5.59 per MMBtu. Commodity prices have historically been volatile and we cannot predict events which may lead to future fluctuations in these prices.

As a result of the reduction in crude oil demand caused by factors discussed above, Diamondback and other operators on properties in which we have mineral and royalty interests lowered their 2020 capital budgets and production guidance. However, Diamondback and certain of our other operators have since restored curtailed production. Although demand for oil and natural gas and commodity prices have recently increased, Diamondback and certain of our other operators have kept production on our acreage relatively flat during the first nine months of 2021, using excess cash flow for debt repayment and/or return to their stockholders rather than expanding their drilling programs. Diamondback also indicated that it intends to continue exercising capital discipline and maintaining its fourth quarter 2021 oil production flat in 2022. We cannot reasonably predict whether production levels will remain at current levels or the impact the full extent of the events above and subsequent recovery may have on our industry and our business.

Based on the results of the quarterly ceiling test, we were not required to record an impairment on our proved oil and natural gas interests for the quarter ended September 30, 2021. If commodity prices fall below current levels, we may be required to record impairments in future periods and such impairments could be material. Further, if commodity prices decrease, our production, proved reserves and cash flows may be adversely impacted. Our business may also be adversely impacted by any pipeline capacity and storage constraints.

Acquisitions and Divestitures Update

Swallowtail Acquisition

On October 1, 2021, we completed the acquisition of certain mineral and royalty interests from Swallowtail Royalties LLC and Swallowtail Royalties II LLC for approximately 15.25 million of our common units and approximately $225.0 million in cash. The mineral and royalty interests acquired in the Swallowtail Acquisition represent approximately 2,313 net royalty acres primarily in the Northern Midland Basin, of which approximately 62% are operated by Diamondback. The Swallowtail Acquisition has an effective date of August 1, 2021. We funded the cash portion of the purchase price for the Swallowtail Acquisition through a combination of cash on hand and approximately $190.0 million of borrowings under the Operating Company’s revolving credit facility.

As a result of the Swallowtail Acquisition, our footprint of mineral and royalty interests increased to a total of 26,281 net royalty acres at October 1, 2021.

Cash Distributions on Common Units

On October 27, 2021, the board of directors of our general partner declared a cash distribution for the three months ended September 30, 2021 of $0.38 per common unit, maintaining our distribution from the second quarter of 2021 of 70% of cash available for distribution. The distribution is payable on November 18, 2021 to eligible common unitholders of record at the close of business on November 11, 2021. Net debt decreased in the third quarter of 2020 from peak levels due to strong free cash flow generation, as well as an improved forward outlook for production, realized pricing and free cash flow yield. These were primarily driven by Diamondback’s anticipated development plan and benefits from our 2021 hedging arrangements. We expect to continue to generate robust amounts of free cash flow and subsequently use that cash to both reduce debt and increase our return on capital to unitholders.

Production and Operational Update

Our business has rebounded strongly from the unprecedented volatility experienced throughout 2020 as commodity prices have increased and activity has returned to our acreage. Third party operated net wells turned to production on our acreage during the third quarter of 2021 are at their highest level since the first quarter of 2020. There are currently 35 rigs operating on our mineral and royalty acreage, five of which are operated by Diamondback. Our production and free cash flow outlook is expected to be driven by Diamondback’s continued focus on developing our acreage, as well as our exposure to other well-capitalized operators in the Permian Basin. We have increased our production outlook for 2021 and have a high level of visibility into Diamondback’s expected forward development plan that is expected to bolster oil production for Viper not only for the next several quarters, but in the coming years.

The following table summarizes our gross well information as of the dates indicated, inclusive of the Swallowtail Acquisition:

	Diamondback Operated	Third Party Operated	Total
Horizontal wells turned to production (third quarter 2021)(1):
Gross wells	44	179	223
Net 100% royalty interest wells	1.8	1.3	3.1
Average percent net royalty interest	4.0%	0.7%	1.4%

Horizontal producing well count (as of October 11, 2021):
Gross wells	1,295	4,282	5,577
Net 100% royalty interest wells	97.7	58.4	156.1
Average percent net royalty interest	7.5%	1.4%	2.8%

Horizontal active development well count (as of October 11, 2021)(2):
Gross wells	103	467	570
Net 100% royalty interest wells	5.8	3.7	9.5
Average percent net royalty interest	5.7%	0.8%	1.7%

Line of sight wells (as of October 11, 2021)(3):
Gross wells	107	385	492
Net 100% royalty interest wells	5.7	3.6	9.3
Average percent net royalty interest	5.3%	0.9%	1.9%
(1) Average lateral length of 10,163.
(2) The total 570 gross wells currently in the process of active development are those wells that have been spud and are expected to be turned to production within approximately the next six to eight months.
(3) The total 492 gross line-of-sight wells are those that are not currently in the process of active development, but for which we have reason to believe that they will be turned to production within approximately the next 15 to 18 months. The expected timing of these line-of-sight wells is based primarily on permitting by third party operators or Diamondback’s current expected completion schedule. Existing permits or active development of our royalty acreage does not ensure that those wells will be turned to production given the volatility in oil prices.

Results of Operations

The following table summarizes our income and expenses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Operating income:
Oil income	$100,154	$53,595	$272,450	$153,412
Natural gas income	12,074	3,331	30,651	4,909
Natural gas liquids income	15,421	5,658	34,518	13,536
Royalty income	127,649	62,584	337,619	171,857
Lease bonus income	223	40	1,032	1,685
Other operating income	132	318	479	761
Total operating income	128,004	62,942	339,130	174,303
Costs and expenses:
Production and ad valorem taxes	8,625	5,049	23,426	14,306
Depletion	25,366	24,780	74,230	72,204
General and administrative expenses	1,735	1,811	6,118	6,160
Total costs and expenses	35,726	31,640	103,774	92,670
Income (loss) from operations	92,278	31,302	235,356	81,633
Other income (expense):
Interest expense, net	(8,328)	(8,238)	(24,161)	(24,870)
Gain (loss) on derivative instruments, net	(9,599)	(5,084)	(70,649)	(47,469)
Gain (loss) on revaluation of investment	—	(1,984)	—	(8,661)
Other income, net	—	188	77	1,111
Total other expense, net	(17,927)	(15,118)	(94,733)	(79,889)
Income (loss) before income taxes	74,351	16,184	140,623	1,744
Provision for (benefit from) income taxes	906	—	941	142,466
Net income (loss)	73,445	16,184	139,682	(140,722)
Net income (loss) attributable to non-controlling interest	56,613	16,948	121,208	23,963
Net income (loss) attributable to Viper Energy Partners LP	$16,832	$(764)	$18,474	$(164,685)

The following table summarizes our production data, average sales prices and average costs for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Production data:
Oil (MBbls)	1,480	1,456	4,378	4,359
Natural gas (MMcf)	3,347	3,111	9,828	8,454
Natural gas liquids (MBbls)	503	455	1,359	1,402
Combined volumes (MBOE)(1)	2,541	2,430	7,375	7,169

Average daily oil volumes (BO/d)	16,087	15,829	16,037	15,907
Average daily combined volumes (BOE/d)	27,620	26,409	27,015	26,165

Average sales prices:
Oil ($/Bbl)	$67.67	$36.80	$62.23	$35.20
Natural gas ($/Mcf)	$3.61	$1.07	$3.12	$0.58
Natural gas liquids ($/Bbl)	$30.66	$12.44	$25.40	$9.66
Combined ($/BOE)(2)	$50.24	$25.76	$45.78	$23.97

Oil, hedged ($/Bbl)(3)	$50.57	$27.65	$48.26	$32.56
Natural gas, hedged ($/Mcf)(3)	$3.61	$0.16	$3.12	$(0.27)
Natural gas liquids ($/Bbl)(3)	$30.66	$12.44	$25.40	$9.66
Combined price, hedged ($/BOE)(3)	$40.28	$19.11	$37.48	$21.36

Average costs ($/BOE):
Production and ad valorem taxes	$3.39	$2.08	$3.18	$2.00
General and administrative - cash component(4)	0.59	0.63	0.70	0.73
Total operating expense - cash	$3.98	$2.71	$3.88	$2.73

General and administrative - non-cash unit compensation expense	$0.10	$0.11	$0.13	$0.13
Interest expense, net	$3.28	$3.39	$3.28	$3.47
Depletion	$9.98	$10.20	$10.07	$10.07
(1)Bbl equivalents are calculated using a conversion rate of six Mcf per one Bbl.
(2)Realized price net of all deducts for gathering, transportation and processing.
(3)Hedged prices reflect the impact of cash settlements of our matured commodity derivative transactions on our average sales prices.
(4)Excludes non-cash unit-based compensation expense for the respective periods presented.

Comparison of the Three and Nine Months Ended September 30, 2021 and 2020

Royalty Income

Our royalty income is a function of oil, natural gas liquids and natural gas production volumes sold and average prices received for those volumes.

Royalty income increased $65.1 million and $165.8 million during the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. Higher average prices contributed approximately $63.4 million and $164.7 million of the total increases, respectively, due largely to the recovery in oil prices, and to a lesser extent, natural gas and natural gas liquids prices from historic lows experienced in the 2020 periods as discussed in “—Overview.”

The 5% increase in production volumes during the third quarter of 2021 compared to the same period in 2020 contributed approximately $1.7 million of the total increase in royalty income. The 3% increase in production volumes during the nine months ended September 30, 2021 compared to the same period in 2020 contributed approximately $1.1 million of the total increase in royalty income. The increase in production for both the three and nine month periods is primarily attributable to new well additions between periods.

Production and Ad Valorem Taxes

The following table presents production and ad valorem taxes for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021			2020
	Amount (In thousands)	Per BOE	Percentage of Royalty Income	Amount (In thousands)	Per BOE	Percentage of Royalty Income
Production taxes	$6,750	$2.65	5.3%	$3,106	$1.28	5.0%
Ad valorem taxes	1,875	0.74	1.5	1,943	0.80	3.1
Total production and ad valorem taxes	$8,625	$3.39	6.8%	$5,049	$2.08	8.1%

	Nine Months Ended September 30,
	2021			2020
	Amount (In thousands)	Per BOE	Percentage of Royalty Income	Amount (In thousands)	Per BOE	Percentage of Royalty Income
Production taxes	$17,264	$2.34	5.1%	$8,373	$1.17	4.9%
Ad valorem taxes	6,162	0.84	1.8	5,933	0.83	3.4
Total production and ad valorem taxes	$23,426	$3.18	6.9%	$14,306	$2.00	8.3%

In general, production taxes are directly related to production revenues and are based upon current year commodity prices. Production taxes as a percentage of royalty income for the three and nine months ended September 30, 2021 remained consistent with the three and nine months ended September 30, 2020. Ad valorem taxes are based, among other factors, on property values driven by prior year commodity prices. Ad valorem taxes as a percentage of royalty income for these same periods in 2021 compared to 2020 decreased primarily due to improved average sales prices, while the tax valuation of oil and natural gas interests remained relatively flat.

Depletion

Depletion expense and the depletion rate for the three and nine months ended September 30, 2021 compared to the same periods in 2020 were relatively flat as the increases in production during the 2021 periods were partially offset by a slight decrease in average depletion rates.

Net Interest Expense

Net interest expense remained relatively flat for the three and nine months ended September 30, 2021 compared to the same periods in 2020. Net interest expense may increase in future periods as approximately $190.0 million of the Swallowtail Acquisition was funded with additional borrowings under the Operating Company’s revolving credit facility in October 2021 as discussed in “— Liquidity and Capital Resources—Indebtedness” above.

Derivative Instruments

The following table shows the net gain (loss) on derivative instruments and the net cash receipts (payments) on derivatives for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Gain (loss) on derivative instruments	$(9,599)	$(5,084)	$(70,649)	$(47,469)
Net cash receipts (payments) on derivatives	$(25,306)	$(16,164)	$(61,188)	$(18,718)

We recorded losses on our derivative instruments for the three and nine months ended September 30, 2021 and 2020 primarily due to market prices being higher than the strike prices on our derivative contracts. We are required to recognize all derivative instruments on our balance sheet as either assets or liabilities measured at fair value. We have not designated our derivative instruments as hedges for accounting purposes. As a result, we mark our derivative instruments to fair value and recognize the cash and non-cash changes in fair value on derivative instruments in our condensed consolidated statements of operations under the line item captioned “Gain (loss) on derivative instruments, net.”

Gain (Loss) on Revaluation of Investment

We did not record a gain or loss on revaluation of investment for the three and nine months ended September 30, 2021, as we fully divested our equity interest in a limited partnership during 2020. We recorded losses on revaluation of investment of $2.0 million and $8.7 million for the three and nine months ended September 30, 2020 primarily due to recording the remaining investment at its fair value at September 30, 2020.

Provision for (Benefit from) Income Taxes

Income tax expense remained low at $0.9 million for the three months ended September 30, 2021, due to maintaining a valuation allowance against our deferred tax assets. We did not record an income tax benefit or expense for the three months ended September 30, 2020.

Income tax expense for the nine months ended September 30, 2021 was $0.9 million compared to $142.5 million for the nine months ended September 30, 2020. The change in our income tax provision was primarily due to the impact of recording a valuation allowance on our deferred tax assets during the first quarter of 2020. The total income tax provision for the nine months ended September 30, 2021 differed from amounts computed by applying the federal statutory tax rate to pre-tax income for the period primarily due to net income attributable to the non-controlling interest and the impact of maintaining a valuation allowance on our deferred tax assets.

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

We define Adjusted EBITDA as net income (loss) attributable to Viper Energy Partners LP plus net income (loss) attributable to non-controlling interest before interest expense, net, non-cash unit-based compensation expense, depletion expense, impairment expense, (gain) loss on revaluation of investment, non-cash (gain) loss on derivative instruments, (gain) loss on extinguishment of debt and provision for (benefit from) income taxes, if any. We exclude the items listed above from net income (loss) in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as historic costs of depreciable assets, none of which are components of Adjusted EBITDA.

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

The following table presents a reconciliation of the GAAP financial measure of net income (loss) to the non-GAAP financial measures of Adjusted EBITDA and cash available for distribution for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Net income (loss) attributable to Viper Energy Partners LP	$16,832	$(764)	$18,474	$(164,685)
Net income (loss) attributable to non-controlling interest	56,613	16,948	121,208	23,963
Net income (loss)	73,445	16,184	139,682	(140,722)
Interest expense, net	8,328	8,238	24,161	24,870
Non-cash unit-based compensation expense	243	275	896	945
Depletion	25,366	24,780	74,230	72,204
(Gain) loss on revaluation of investment	—	1,984	—	8,661
Non-cash (gain) loss on derivative instruments	(15,707)	(11,080)	9,461	28,751
(Gain) loss on extinguishment of debt	—	20	—	6
Provision for (benefit from) income taxes	906	—	941	142,466
Consolidated Adjusted EBITDA	92,581	40,401	249,371	137,181
Less: Adjusted EBITDA attributable to non-controlling interest(1)	54,269	23,113	145,685	78,492
Adjusted EBITDA attributable to Viper Energy Partners LP	$38,312	$17,288	$103,686	$58,689

Adjustments to reconcile Adjusted EBITDA to cash available for distribution:
Income taxes payable	$(906)	$—	$(941)	$—
Debt service, contractual obligations, fixed charges and reserves	(2,996)	(3,297)	(10,230)	(9,941)
Cash paid for tax withholding on vested common units	—	(1)	(20)	(384)
Distribution equivalent rights payments	(62)	(2)	(141)	(26)
Preferred distributions	(45)	(45)	(135)	(135)
Cash available for distribution to Viper Energy Partners LP unitholders	$34,303	$13,943	$92,219	$48,203

Common limited partner units outstanding	63,831	67,851	63,831	67,851

Cash available for distribution per limited partner unit	$0.54	$0.21	$1.44	$0.71
Cash per unit approved for distribution	$0.38	$0.10	$0.96	$0.23
(1) Does not take into account special income allocation consideration.

Cash Distributions

The distribution for the third quarter of 2021 of $0.38 per common unit is payable on November 18, 2021 to common unitholders of record at the close of business on November 11, 2021. See Note 7—Unitholders' Equity and Distributions for further discussion of our distributions.

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

Cash Flows

The following table presents our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2021	2020
	(In thousands)
Cash Flow Data:
Net cash provided by (used in) operating activities	$199,672	$143,206
Net cash provided by (used in) investing activities	(6,728)	(57,148)
Net cash provided by (used in) financing activities	(140,525)	(82,286)
Net increase (decrease) in cash and cash equivalents	$52,419	$3,772

Operating Activities

Our operating cash flow is sensitive to many variables, the most significant of which are the volatility of prices for oil and natural gas and the volume of oil and natural gas sold by our producers as discussed in “—Results of Operations” above. Prices for these commodities are determined primarily by prevailing market conditions. Regional and worldwide economic activity, extreme weather conditions and other substantially variable factors influence market conditions for these products. These factors are beyond our control and are difficult to predict. The increase in net cash provided by operating activities during the nine months ended September 30, 2021 compared to the same period in 2020 was primarily driven by higher royalty income in 2021, which was largely offset by (i) changes in our working capital accounts, most notably through a reduction in cash collections on our accounts receivable in 2021 compared to 2020 due to the timing of our receipt of royalty income payments from our operators, (ii) an increase in cash paid for derivative settlements and (iii) an increase in production and ad valorem expenses due to the corresponding increase in royalty income.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2021 and 2020, was primarily related to acquisitions of oil and natural gas interests.

Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2021, was primarily related to the net borrowings of $8.0 million under the Operating Company’s revolving credit facility, distributions of $112.0 million to our unitholders and $33.6 million of repurchases of our common units during the third quarter of 2021 as discussed below.

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

Common Unit Repurchase Program

On November 6, 2020, the board of directors of our general partner approved an expansion of our return of capital program with the implementation of a common unit repurchase program to acquire up to $100.0 million of our outstanding common units, of which approximately $57.6 million has been expended through September 30, 2021. During the nine months ended September 30, 2021, we repurchased approximately $33.6 million of common units under our repurchase program, which is authorized to extend through December 31, 2021. The repurchase program may be suspended from time to time, modified, extended or discontinued by the board of directors of our general partner at any time. Any common units under the repurchase program will be purchased opportunistically with funds from cash on hand, free cash flow from operations and potential liquidity events, such as the sale of assets. Any such repurchases may be made from time to time in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, and are subject to market conditions, applicable legal requirements, contractual obligations and other factors.

Indebtedness

As of September 30, 2021, our indebtedness consists of $479.9 million in principal amount of Notes outstanding and $92.0 million in borrowings under the Operating Company’s revolving credit facility. We did not repurchase any Notes during the three and nine months ended September 30, 2021, but may do so opportunistically from time to time in future periods. The Operating Company’s credit agreement, as amended to date, provides for a revolving credit facility in the maximum credit amount of $2.0 billion, with a borrowing base of $580.0 million as of September 30, 2021, based on the Operating Company’s oil and natural gas reserves and other factors, although the Operating Company had elected a commitment amount of $500.0 million. The borrowing base of $580.0 million is expected to be reaffirmed by the lenders during the regularly scheduled (semi-annual) fall 2021 redetermination in November 2021. The next semi-annual redetermination is scheduled to occur in May 2022. As of September 30, 2021, there was $408.0 million available for future borrowings under the Operating Company’s revolving credit facility. During the three and nine months ended September 30, 2021, the weighted average interest rate on the Operating Company’s revolving credit facility was 1.98% and 2.14%, respectively. The revolving credit facility will mature on June 2, 2025.

On October 1, 2021, the Partnership and the Operating Company completed the Swallowtail Acquisition as discussed in Note 13—Subsequent Events—Swallowtail Acquisition. Approximately $190.0 million of the cash portion of this transaction was funded through borrowings under the Operating Company’s revolving credit facility, reducing the amount that remained available for future borrowings under this facility to $218.0 million as of October 1, 2021.

As of September 30, 2021, the Operating Company was in compliance with the financial maintenance covenants under its credit agreement.

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

At September 30, 2021, we had a net liability derivative position related to our commodity price derivatives of $36.1 million. Utilizing actual derivative contractual volumes under our contracts as of September 30, 2021, a 10% increase in forward curves associated with the underlying commodity would have increased the net liability position by $10.5 million to $46.6 million, while a 10% decrease in forward curves associated with the underlying commodity would have decreased the net liability derivative position by $10.0 million to $26.1 million. However, any cash derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument.

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

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on our indebtedness under the Operating Company’s credit agreement. The terms of the credit agreement provide for interest on borrowings at a floating rate equal to an alternative base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.50% and 3-month LIBOR plus 1.0%) or LIBOR, in each case plus the applicable margin. The applicable margin ranges from 1.00% to 2.00% in the case of the alternative base rate and from 2.00% to 3.00% in the case of LIBOR, in each case depending on the amount of the loan outstanding in relation to the borrowing base. We are obligated to pay a quarterly commitment fee ranging from 0.375% to 0.500% per year on the unused portion of the borrowing base, which fee is the least of the maximum credit amount, the aggregate elected commitment amount and the borrowing base. As of September 30, 2021, we had $92.0 million in outstanding borrowings. During the three and nine months ended September 30, 2021, the weighted average interest rate on the Operating Company’s revolving credit facility was 1.98% and 2.14%, respectively.

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

As of September 30, 2021, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer of our general partner have concluded that as of September 30, 2021, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. In July 2021, we implemented an enterprise resource planning system covering various financial and accounting processes. As a result of this implementation, certain internal controls over financial reporting have been automated, modified or implemented to address the new environment associated with the implementation of this system. We believe we have maintained appropriate internal control over financial reporting during the implementation and believe this new system will strengthen our internal control system. However, there are inherent risks in implementing any new system, and we will continue to evaluate these control changes as part of our assessment of internal control over financial reporting throughout 2021. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

Our common unit repurchase activity for the three months ended September 30, 2021 was as follows:

Period	Total Number of Units Purchased(1)	Average Price Paid Per Unit(2)	Total Number of Units Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Units that May Yet Be Purchased Under the Plan(3)
	(In thousands, except unit amounts)
July 1, 2021 - July 31, 2021	294,921	$17.41	294,921	$51,018
August 1, 2021 - August 31, 2021	335,957	$17.71	335,957	$45,069
September 1, 2021 - September 30, 2021	134,634	$19.74	134,634	$42,412
Total	765,512	$17.95	765,512
(1)Includes common units repurchased from employees in order to satisfy tax withholding requirements, if any. Such units are cancelled and retired immediately upon repurchase.
(2)The average price paid per common unit includes any commissions paid to repurchase a common unit.
(3)In November 2020, the board of directors of our general partner approved a common unit repurchase program to acquire up to $100.0 million of our outstanding common units through December 31, 2021. This repurchase program is subject to market conditions, applicable legal requirements, contractual obligations and other factors and may be suspended from time to time, modified, extended or discontinued by the board of directors of our general partner at any time.

ITEM 6.     EXHIBITS

Exhibit Number	Description
2.1
Purchase and Sale Agreement dated August 6, 2021 by and among Swallowtail Royalties LLC, Swallowtail Royalties II LLC (collectively, as seller), Viper Energy Partners LLC (as buyer) and Viper Energy Partners LP (as parent, and collectively with Viper Energy Partners LLC, as buyer parties) (incorporated by reference to Exhibit 2.1 of the Partnership’s Current Report on Form 8-K (File 001-36505) filed on August 12, 2021).

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

4.2
Registration Rights Agreement, dated as of October 1, 2021, by and among Viper Energy Partners LP, Swallowtail Royalties LLC and Swallowtail Royalties II LLC (incorporated by reference to Exhibit 4.1 of the Partnership’s Current Report on Form 8-K (File 001-36505) filed on October 7, 2021).

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

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Unitholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Condensed Notes to Consolidated Financial Statements.

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

VIPER ENERGY PARTNERS LP

		By:	VIPER ENERGY PARTNERS GP LLC
its General Partner

Date:	November 4, 2021	By:	/s/ Travis D. Stice
Travis D. Stice
Chief Executive Officer

Date:	November 4, 2021	By:	/s/ Teresa L. Dick
Teresa L. Dick
Chief Financial Officer