Form 10-K
period 2021-12-31
Viper Energy Partners LP
filed 2022-02-24
CIK 1602065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
The aggregate market value of the common units held by non-affiliates was approximately $1.2 billion on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, based on closing prices in the daily composite list for transactions on the Nasdaq Global Select Market on such date. As of February 18, 2022, 76,966,203 common units representing limited partner interests and 90,709,946 Class B units representing limited partner interests were outstanding.
Documents Incorporated By Reference: None

VIPER ENERGY PARTNERS LP
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2021

GLOSSARY OF OIL AND NATURAL GAS TERMS
The following is a glossary of certain oil and natural gas industry terms used in this Annual Report on Form 10-K (the “Annual Report” or this “report”):

Basin	A large depression on the earth’s surface in which sediments accumulate.
Bbl or barrel	One stock tank barrel, or 42 U.S. gallons liquid volume, used in this report in reference to crude oil or other liquid hydrocarbons.
BO	One barrel of oil.
BO/d	BO per day.
BOE	One barrel of oil equivalent, with six thousand cubic feet of natural gas being equivalent to one barrel of oil.
BOE/d	Barrels of oil equivalent per day.
British Thermal Unit or Btu	The quantity of heat required to raise the temperature of one pound of water by one degree Fahrenheit.
Completion	The process of treating a drilled well followed by the installation of permanent equipment for the production of natural gas or oil, or in the case of a dry hole, the reporting of abandonment to the appropriate agency.
Condensate	Liquid hydrocarbons associated with the production that is primarily natural gas.
Deterministic method	The method of estimating reserves or resources under which a single value for each parameter (from the geoscience, engineering or economic data) in the reserves calculation is used in the reserves estimation procedure.
Developed acreage	Acreage allocated or assignable to productive wells.
Development costs	Capital costs incurred in the acquisition, exploitation and exploration of proved oil and natural gas reserves.
Development well	A well drilled within the proved area of a natural gas or oil reservoir to the depth of a stratigraphic horizon known to be productive.
Differential	An adjustment to the price of oil or natural gas from an established spot market price to reflect differences in the quality and/or location of oil or natural gas.
Dry hole or dry well	A well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceed production expenses and taxes.
Exploitation	A development or other project which may target proven or unproven reserves (such as probable or possible reserves), but which generally has a lower risk than that associated with exploration projects.
Field	An area consisting of either a single reservoir or multiple reservoirs, all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.
Finding and development costs	Capital costs incurred in the acquisition, exploitation and exploration of proved oil and natural gas reserves divided by proved reserve additions and revisions to proved reserves.
Fracturing	The process of creating and preserving a fracture or system of fractures in a reservoir rock typically by injecting a fluid under pressure through a wellbore and into the targeted formation.
Gross acres or gross wells	The total acres or wells, as the case may be, in which a working interest is owned.
Horizontal drilling	A drilling technique used in certain formations where a well is drilled vertically to a certain depth and then drilled at a right angle with a specified interval.
Horizontal wells	Wells drilled directionally horizontal to allow for development of structures not reachable through traditional vertical drilling mechanisms.
MBbls	Thousand barrels of crude oil or other liquid hydrocarbons.
MBOE	One thousand barrels of crude oil equivalent, determined using a ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.
Mcf	One thousand cubic feet of natural gas.
Mineral interests	The interests in ownership of the resource and mineral rights, giving an owner the right to profit from the extracted resources.
MMBtu	One million British Thermal Units.
MMcf	Million cubic feet of natural gas.
Net royalty acres	Net mineral acres multiplied by the average lease royalty interest and other burdens.

Oil and natural gas properties	Tracts of land consisting of properties to be developed for oil and natural gas resource extraction.
Operator	The individual or company responsible for the exploration and/or production of an oil or natural gas well or lease.
Play	A set of discovered or prospective oil and/or natural gas accumulations sharing similar geologic, geographic and temporal properties, such as source rock, reservoir structure, timing, trapping mechanism and hydrocarbon type.
Plugging and abandonment	Refers to the sealing off of fluids in the strata penetrated by a well so that the fluids from one stratum will not escape into another or to the surface. Regulations of all states require plugging of abandoned wells.
PUD	Proved undeveloped.
Productive well	A well that is found to be capable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of the production exceed production expenses and taxes.
Prospect	A specific geographic area which, based on supporting geological, geophysical or other data and also preliminary economic analysis using reasonably anticipated prices and costs, is deemed to have potential for the discovery of commercial hydrocarbons.
Proved developed reserves	Reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.
Proved reserves	The estimated quantities of oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be commercially recoverable in future years from known reservoirs under existing economic and operating conditions.
Proved undeveloped reserves	Proved reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.
Recompletion	The process of re-entering an existing wellbore that is either producing or not producing and completing new reservoirs in an attempt to establish or increase existing production.
Reserves	Reserves are estimated remaining quantities of oil and natural gas and related substances anticipated to be economically producible, as of a given date, by application of development projects to known accumulations. In addition, there must exist, or there must be a reasonable expectation that there will exist, the legal right to produce or a revenue interest in the production, installed means of delivering oil and natural gas or related substances to the market and all permits and financing required to implement the project. Reserves should not be assigned to adjacent reservoirs isolated by major, potentially sealing, faults until those reservoirs are penetrated and evaluated as economically producible. Reserves should not be assigned to areas that are clearly separated from a known accumulation by a non-productive reservoir (i.e., absence of reservoir, structurally low reservoir or negative test results). Such areas may contain prospective resources (i.e., potentially recoverable resources from undiscovered accumulations).
Reservoir	A porous and permeable underground formation containing a natural accumulation of producible natural gas and/or crude oil that is confined by impermeable rock or water barriers and is separate from other reservoirs.
Resource play	A set of discovered or prospective oil and/or natural gas accumulations sharing similar geologic, geographic and temporal properties, such as source rock, reservoir structure, timing, trapping mechanism and hydrocarbon type.
Royalty interest	An interest that gives an owner the right to receive a portion of the resources or revenues without having to carry any costs of development, which may be subject to expiration.
Spacing	The distance between wells producing from the same reservoir. Spacing is often expressed in terms of acres (e.g., 40-acre spacing) and is often established by regulatory agencies.
Spud	Commencement of actual drilling operations.
Standardized measure	The present value of estimated future net revenue to be generated from the production of proved reserves, determined in accordance with the rules and regulations of the SEC (using prices and costs in effect as of the date of estimation), less future development, production and income tax expenses, and discounted at 10% per annum to reflect the timing of future net revenue.
Tight formation	A formation with low permeability that produces natural gas with very low flow rates for long periods of time.
Undeveloped acreage	Lease acreage on which wells have not been drilled or completed to a point that would permit the production of economic quantities of oil and natural gas regardless of whether such acreage contains proved reserves.
Wellbore	The hole drilled by the bit that is equipped for oil or natural gas production on a completed well.
Working interest	An operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and receive a share of production and requires the owner to pay a share of the costs of drilling and production operations.
WTI	West Texas Intermediate.

GLOSSARY OF CERTAIN OTHER TERMS
The following is a glossary of certain other terms used in this report:

ASU	Accounting Standards Update.
Delaware Act	Delaware Revised Uniform Limited Partnership Act.
Diamondback	Diamondback Energy, Inc., a Delaware corporation.
Diamondback E&P LLC	A subsidiary of Diamondback.
EPA	U.S. Environmental Protection Agency.
Exchange Act	The Securities Exchange Act of 1934, as amended.
FERC	Federal Energy Regulatory Commission.
GAAP	Accounting principles generally accepted in the United States.
General Partner	Viper Energy Partners GP LLC, a Delaware limited liability company; the general partner of the Partnership and a wholly-owned subsidiary of Diamondback.
IPO	The partnership’s initial public offering of common units.
LIBOR	The London interbank offered rate.
LTIP	Viper Energy Partners LP Long Term Incentive Plan.
OPEC	Organization of the Petroleum Exporting Countries.
Operating Company	Viper Energy Partners LLC, a Delaware limited liability company and a consolidated subsidiary of Viper Energy Partners LP.
Partnership	Viper Energy Partners LP, a Delaware limited partnership.
Partnership agreement	The second amended and restated agreement of limited partnership, dated as of May 9, 2018, as amended as of May 10, 2018.
Ryder Scott	Ryder Scott Company, L.P.
SEC	Securities and Exchange Commission.
Securities Act	The Securities Act of 1933, as amended.
The Notes	The 5.375% Senior Notes due 2027 issued on October 16, 2019.
Wells Fargo	Wells Fargo Bank, National Association.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which involve risks, uncertainties, and assumptions. All statements, other than statements of historical fact, including statements regarding our: future performance; business strategy; future operations; estimates and projections of operating income, losses, costs and expenses, returns, cash flow, and financial position; production levels on properties in which we have mineral and royalty interests, developmental activity by other operators; reserve estimates and our ability to replace or increase reserves; anticipated benefits of strategic transactions (including acquisitions and divestitures); and plans and objectives of management (including Diamondback’s plans for developing our acreage and our cash distribution policy and common unit repurchase program) are forward-looking statements. When used in this report, the words “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “guidance,” “intend,” “may,” “model,” “outlook,” “plan,” “positioned,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions (including the negative of such terms) as they relate to us are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. Although we believe that the expectations and assumptions reflected in our forward-looking statements are reasonable as and when made, they involve risks and uncertainties that are difficult to predict and, in many cases, beyond our control. Accordingly, forward-looking statements are not guarantees of our future performance and the actual outcomes could differ materially from what we expressed in our forward-looking statements.

Factors that could cause the outcomes to differ materially include (but are not limited to) the following:

•Changes in supply and demand levels for oil, natural gas, and natural gas liquids, and the resulting impact on the price for those commodities;
•the impact of public health crises, including epidemic or pandemic diseases such as the COVID-19 pandemic, and any related company or government policies or actions;
•actions taken by the members of OPEC and Russia affecting the production and pricing of oil, as well as other domestic and global political, economic, or diplomatic developments;
•changes in general economic, business or industry conditions, including changes in foreign currency exchange rates, interest rates, and inflation rates;
•regional supply and demand factors, including delays, curtailment delays or interruptions of production on our mineral and royalty acreage, or governmental orders, rules or regulations that impose production limits on such acreage;
•federal and state legislative and regulatory initiatives relating to hydraulic fracturing, including the effect of existing and future laws and governmental regulations;
•restrictions on the use of water, including limits on the use of produced water by our operators and a moratorium on new produced water well permits recently imposed by the Texas Railroad Commission in an effort to control induced seismicity in the Permian Basin;
•significant declines in prices for oil, natural gas, or natural gas liquids, which could require recognition of significant impairment charges;
•changes in U.S. energy, environmental, monetary and trade policies;
•conditions in the capital, financial and credit markets, including the availability and pricing of capital for drilling and development by our operators and environmental and social responsibility projects undertaken by Diamondback and our other operators;
•changes in availability or cost of rigs, equipment, raw materials, supplies, oilfield services impacting our operators;
•changes in safety, health, environmental, tax, and other regulations or requirements impacting us or our operators (including those addressing air emissions, water management, or the impact of global climate change);
•security threats, including cybersecurity threats and disruptions to our business from breaches of our information technology systems, or from breaches of information technology systems of third parties with whom we transact business;
•lack of, or disruption in, access to adequate and reliable transportation, processing, storage, and other facilities impacting our operators;
•severe weather conditions;
•acts of war or terrorist acts and the governmental or military response thereto;
v

•changes in the financial strength of counterparties to the credit agreement and hedging contracts of our operating subsidiary;
•changes in our credit rating; and
•other risks and factors disclosed in this report.

In light of these factors, the events anticipated by our forward-looking statements may not occur at the time anticipated or at all. Moreover, new risks emerge from time to time. We cannot predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those anticipated by any forward-looking statements we may make. Accordingly, you should not place undue reliance on any forward-looking statements made in this report. All forward-looking statements speak only as of the date of this report or, if earlier, as of the date they were made. We do not intend to, and disclaim any obligation to, update or revise any forward-looking statements unless required by applicable law.

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

ITEMS 1 and 2.     BUSINESS AND PROPERTIES

Overview

We are a publicly traded Delaware limited partnership formed by Diamondback to own and acquire mineral and royalty interests in oil and natural gas properties primarily in the Permian Basin. We are treated as a corporation for U.S. federal income tax purposes.

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

Significant 2021 Acquisitions

On October 1, 2021, we completed the acquisition of certain mineral and royalty interests from Swallowtail Royalties LLC and Swallowtail Royalties II LLC for approximately 15.25 million of our common units and approximately $225.3 million in cash, which we refer to as the Swallowtail Acquisition. The mineral and royalty interests acquired in the Swallowtail Acquisition represent approximately 2,313 net royalty acres primarily in the Northern Midland Basin, of which approximately 62% are operated by Diamondback. The Swallowtail Acquisition has an effective date of August 1, 2021. We funded the cash portion of the purchase price for the Swallowtail Acquisition through a combination of cash on hand and approximately $190.0 million of borrowings under the Operating Company’s revolving credit facility.

Our Properties

As of December 31, 2021, our assets consisted of mineral interests underlying 930,871 gross acres and 27,027 net royalty acres in the Permian Basin and Eagle Ford Shale. Diamondback is the operator of approximately 54% of our net royalty acreage. As of December 31, 2021, there were 9,095 wells producing on this acreage, of which Diamondback was the operator of 2,386 wells. Net production during the fourth quarter of 2021 was approximately 31,359 BOE/d and net production for the year ended December 31, 2021 averaged 28,110 BOE/d. For the years ended December 31, 2021, 2020 and 2019, royalty revenue generated from these mineral interests was $501.5 million, $247.0 million and $293.8 million, respectively.

The estimated proved oil and natural gas reserves of our assets, as of December 31, 2021, were 127,888 MBOE based on a reserve report prepared by Ryder Scott, our independent reserve engineers. Of these reserves, approximately 71% were classified as proved developed producing reserves. Proved undeveloped, or PUD, reserves included in this estimate were from 490 gross horizontal well locations. As of December 31, 2021, our proved reserves were approximately 54% oil, 22% natural gas liquids and 24% natural gas.

Our Relationship with Diamondback

As of December 31, 2021, our General Partner had a 100% general partner interest in us, and Diamondback owned 731,500 common units and beneficially owned all of our 90,709,946 outstanding Class B units, representing approximately 54% of our total units outstanding. Diamondback also owns and controls our General Partner. We believe that the properties held by Diamondback include properties that have, or with additional development will have, production and reserves characteristics that could make them attractive for inclusion in our partnership. We believe Diamondback’s significant ownership in us will motivate it to offer additional mineral and other interests in oil and natural gas properties to us in the future, although Diamondback has no obligation to do so and may elect to dispose of mineral and other interests in such properties without offering us the opportunities to acquire them.

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

Business Strategies

Our primary business objective is to provide an attractive return to unitholders by focusing on business results, generating robust free cash flow, reducing debt and protecting our balance sheet, while maintaining a best-in-class cost structure. We intend to accomplish this objective by executing the following strategies:

•Capitalize on the development of the properties underlying our mineral interests to grow our cash flow. Our assets primarily consist of mineral interests in the Permian Basin in Texas. We expect the production from our mineral interests will increase as Diamondback and our other operators continue to drill, complete and develop our acreage. We expect to capitalize on this development, which requires no capital expenditure funding from us, and believe the anticipated increase in our aggregate royalty payment receipts will enable us to grow our cash flows.

•Leverage our relationship with Diamondback to participate with it in acquisitions of mineral or other interests in producing properties from third parties and to increase the size and scope of our potential third party acquisition targets. We have in the past and intend to continue to make opportunistic acquisitions of mineral interests that have substantial oil-weighted resource potential and organic growth potential. Through our relationships with Diamondback and its affiliates, we have access to their significant pool of management talent and industry relationships, which we believe provide us with a competitive advantage in pursuing potential third party acquisition opportunities. For example, we and Diamondback may pursue an acquisition where Diamondback would acquire working and revenue interests in properties and we would acquire mineral or royalty interests in such properties either in the same or subsequent transaction, similar to Diamondback’s acquisition of certain assets from Guidon Operating LLC and our recently completed Swallowtail Acquisition described in this report.

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

•Hedging to manage commodity price risk and to protect our balance sheet and cash flow. We use a combination of derivative instruments to economically hedge exposure to changes in commodity prices and maintain financial and balance sheet flexibility.

Competitive Strengths

We believe the following competitive strengths will allow us to successfully execute our business strategies and achieve our primary business objective:

•Oil rich resource base in one of North America’s leading resource plays. The majority of the acreage underlying our mineral interests is located in one of the most prolific oil plays in North America, the Permian Basin in West Texas. As of December 31, 2021, 293 horizontal drilling rigs were operating in the Permian Basin, representing 50% of the total U.S. onshore horizontal rig activity. The majority of our current properties is well positioned in the core of both the Midland and Delaware Basins. Production on our properties for the year ended December 31, 2021 and our estimated net proved reserves are heavily oil-weighted.

•Sustainable, high margin business unburdened by capital expenses with minimal operating expenses. Our mineral and royalty interests provide us cash flows without the requirement to fund drilling and completion costs or lease operating expenses. Our operating costs consist of certain royalty taxes, gathering, processing, marketing and transportation costs and general and administrative expenses, providing us with a low cost structure and high operating margins that generate increasing free cash flow growth in a stable or rising price environment as the underlying production associated with our royalty interests continues to grow.

•Experienced and proven management team. The members of our executive team have significant industry experience, most of which has been focused on resource play development in the Permian Basin. This team has a proven track record of executing on multi-rig development drilling programs and extensive experience in the Permian Basin. In addition, our executive team has significant experience with property acquisition. We expect to benefit from the industry relationships of the management team. We believe the experience of our management team is essential for the execution of our business strategy.

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

Oil and Natural Gas Data

Proved Reserves

Evaluation and Review of Reserves

Our historical reserve estimates as of December 31, 2021, 2020 and 2019 were prepared by Ryder Scott, an independent petroleum engineering firm. The technical persons responsible for preparing our proved reserve estimates meet the requirements with regards to qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. Ryder Scott is a third party engineering firm and does not own an interest in any of our properties and is not employed by us on a contingent basis.

Under SEC rules, proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible–from a given date forward, from known reservoirs and under existing economic conditions, operating methods and government regulations–prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. If deterministic methods are used, the SEC has defined reasonable certainty for proved reserves as a “high degree of confidence that the quantities will be recovered.” All of our proved reserves as of December 31, 2021 were estimated using a deterministic method.

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

The process of estimating oil, natural gas and natural gas liquids reserves is complex and requires significant judgment, as discussed in “Item 1A. Risk Factors” of this report. As a result, our petroleum engineers and geoscience professionals work closely with our independent reserve engineers to ensure the integrity, accuracy and timeliness of the data used to calculate our proved reserves relating to our assets in the Permian Basin. Our internal technical team members met with our independent reserve engineers periodically during the period covered by the reserve report to discuss the assumptions and methods used in the proved reserve estimation process. We provide historical information to the independent reserve engineers for our properties such as ownership interest, oil and gas production, well test data, commodity prices and operating and development costs. Prior to his retirement effective December 31, 2021, the Executive Vice President and Chief Engineer of our General Partner was primarily responsible for overseeing the preparation of all of our reserve estimates. Effective January 1, 2022, the Senior Vice President of Reservoir Engineering of our General Partner has assumed these responsibilities. We collectively refer to these individuals as the primary reserve engineers. The primary reserve engineers are petroleum engineers with over 30 years and 18 years of reservoir and operations experience, respectively, and our geoscience staff has an average of approximately 15 years of industry experience per person. Our technical staff uses historical information for our properties such as ownership interest, oil and natural gas production, well test data, commodity prices and operating and development costs.

The preparation of our proved reserve estimates is completed in accordance with our internal control procedures. These procedures, which are intended to ensure reliability of reserve estimations, include the following:

•review and verification of historical production data, which is based on actual production as reported by our operators;
•preparation of reserve estimates by the primary reserve engineers of our General Partner or under their direct supervision;
•review by the primary reserve engineers of all of our reported proved reserves at the close of each quarter, including the review of all significant reserve changes and all new proved undeveloped reserves additions;
•direct reporting responsibilities by the Executive Vice President and Chief Engineer, prior to his retirement, to the Chief Executive Officer of our General Partner and by the current primary reserve engineer to the President of our General Partner;
•verification of property ownership by our land department; and
•no employee’s compensation is tied to the amount of reserves booked.

The following table presents our estimated net proved oil and natural gas reserves as of December 31, 2021, 2020 and 2019 based on the reserve reports prepared by Ryder Scott. Each reserve report has been prepared in accordance with the rules and regulations of the SEC. All of our proved reserves included in the reserve reports are located in the continental United States.

	December 31,
	2021	2020	2019
Estimated proved developed reserves:
Oil (MBbls)	49,280	40,220	40,857
Natural gas (MMcf)	134,485	93,617	80,737
Natural gas liquids (MBbls)	19,476	16,724	14,994
Total (MBOE)	91,170	72,547	69,307
Estimated proved undeveloped reserves:
Oil (MBbls)	19,960	17,310	13,563
Natural gas (MMcf)	49,205	25,833	15,037
Natural gas liquids (MBbls)	8,557	5,229	3,570
Total (MBOE)	36,718	26,845	19,639
Estimated net proved reserves:
Oil (MBbls)	69,240	57,530	54,420
Natural gas (MMcf)	183,690	119,450	95,774
Natural gas liquids (MBbls)	28,033	21,953	18,564
Total (MBOE)(1)	127,888	99,392	88,946
Percent proved developed	71%	73%	78%
(1)Estimates of reserves as of December 31, 2021, 2020 and 2019 were prepared using the unweighted arithmetic average of hydrocarbon prices received on a field-by-field basis on the first day of each month within the 12-month periods ended December 31, 2021, 2020 and 2019, respectively, in accordance with SEC guidelines. Reserve estimates do not include any value for probable or possible reserves that may exist, nor do they include any value for undeveloped acreage. The reserve estimates represent our net revenue interest in our properties. Although we believe these estimates are reasonable, actual future production, cash flows, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from these estimates. See “Item 1A. Risk Factors” for a discussion of risks and uncertainties associated with our estimates of proved reserves and related factors, and see Note 14—Supplemental Information on Oil and Natural Gas Operations for further discussion of our reserve estimates and pricing.

Proved Undeveloped Reserves

As of December 31, 2021, our PUD reserves totaled 19,960 MBbls of oil, 49,205 MMcf of natural gas and 8,557 MBbls of natural gas liquids, for a total of 36,718 MBOE. PUDs will be converted from undeveloped to developed as the applicable wells begin production. Our PUD reserves were from 490 horizontal wells, of which Diamondback is the operator of 473 wells with ConocoPhillips operating the majority of the remaining wells. Of the horizontal locations, 147 are Wolfcamp A wells, 131 are Lower Spraberry wells, 102 are Wolfcamp B wells, 100 are Middle Spraberry/Jo Mill wells and 10 are Bone Spring wells.

The following table includes the changes in PUD reserves for 2021:

(MBOE)
Beginning proved undeveloped reserves at December 31, 2020	26,845
Undeveloped reserves transferred to developed	(8,349)
Revisions	(10,468)
Purchases	3,990
Extensions and discoveries	24,700
Ending proved undeveloped reserves at December 31, 2021	36,718

The increase in proved undeveloped reserves was primarily attributable to additions of 24,700 MBOE, primarily from 336 horizontal well locations attributable to extensions resulting from strategic drilling of wells to delineate our acreage position and acquisitions of 3,990 MBOE, partially offset by the conversion of PUD reserves into proved developed reserves of 8,349 MBOE. Downward revisions of 10,468 MBOE were primarily attributable to PUD downgrades of 11,263 MBOE, which were partially offset by other positive revisions.

All of our PUD drilling locations are scheduled to be drilled within five years from the date they were initially recorded. As of December 31, 2021, none of our total proved reserves were classified as proved developed non-producing.

Oil and Natural Gas Production Prices and Production Costs

Production and Price History

We operate in the Permian Basin and the Eagle Ford Shale in Texas in one reportable segment engaged in the acquisition of oil and natural gas properties. At December 31, 2021, 2020 and 2019, the Permian Basin contained 15% or more of our total proved reserves. The following table sets forth information regarding our share of our operators’ net production of oil, natural gas and natural gas liquids, for these fields along with our share of our operators’ net production from fields containing less than 15% of our total proved reserves:

	Permian Basin	Other(1)	Total
Production Data:
Year Ended December 31, 2021
Oil (MBbls)	5,950	118	6,068
Natural gas (MMcf)	13,326	346	13,672
Natural gas liquids (MBbl)	1,841	72	1,913
Combined volumes (MBOE)	10,012	248	10,260

Year Ended December 31, 2020
Oil (MBbls)	5,800	156	5,956
Natural gas (MMcf)	11,098	388	11,486
Natural gas liquids (MBbl)	1,763	85	1,848
Combined volumes (MBOE)	9,413	306	9,718

Year Ended December 31, 2019
Oil (MBbls)	4,890	233	5,123
Natural gas (MMcf)	7,029	628	7,657
Natural gas liquids (MBbl)	1,339	120	1,459
Combined volumes (MBOE)	7,401	458	7,858
(1)Production data for the year ended December 31, 2021, 2020 and 2019 includes the Eagle Ford Shale.

The following table sets forth certain price and cost information for each of the periods indicated:

	Year Ended December 31,
	2021	2020	2019
Average Prices:
Oil (per Bbl)	$65.51	$36.58	$51.61
Natural gas (per Mcf)	$3.60	$0.79	$1.06
Natural gas liquids (per Bbl)	$28.66	$10.88	$14.63
Combined (per BOE)	$48.88	$25.41	$37.39

Oil, hedged ($/Bbl)(1)	$50.25	$32.00	$51.61
Natural gas, hedged ($/Mcf)(1)	$3.60	$0.02	$1.06
Natural gas liquids ($/Bbl)(1)	$28.66	$10.88	$14.63
Combined price, hedged ($/BOE)(1)	$39.86	$21.71	$37.39
(1) Hedged prices reflect the effect of our commodity derivative transactions on our average sales prices. Our calculation of such effects include realized gains and losses on cash settlements for matured commodity derivatives, which we do not designate for hedge accounting.

Productive Wells

As of December 31, 2021, we owned an average 3.3% net revenue interest in 9,095 gross productive wells, including an average 3.4% net revenue interest in 8,781 gross oil productive wells and an average 1.7% net revenue interest in 314 gross natural gas productive wells. As of December 31, 2021, we had 18 gross wells with an average 4.8% net revenue interest in process of being drilled by Diamondback. The expected timing of these wells is based primarily on permitting by third party operators or Diamondback’s current expected completion schedule. Productive wells consist of producing wells capable of production, including natural gas awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities. Gross wells are the total number of producing wells in which we have an interest.

Acreage

The following table sets forth information as of December 31, 2021 relating to the gross and net royalty acreage of our mineral interests:

Basin	Gross Royalty Acreage	Net Royalty Acreage
Delaware	497,473	15,008
Midland	309,977	11,338
Eagle Ford Shale	123,421	681
Total acreage	930,871	27,027

Our net interest in production from our mineral interests is based on lease royalty terms which vary from property to property. Our interest in the majority of these properties is perpetual in nature, however an insignificant portion of our net royalty acreage consists of over-riding royalty interests which may be subject to expiration. Net royalty acres are defined as net mineral acres multiplied by the average lease royalty interest and other burdens.

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

Seasonal Nature of Business

Generally, demand for oil increases during the summer months and decreases during the winter months while natural gas decreases during the summer months and increases during the winter months. Certain natural gas users utilize natural gas storage facilities and purchase some of their anticipated winter requirements during the summer, which can lessen seasonal demand fluctuations. Seasonal weather conditions such as the severe winter storms in the Permian Basin in early 2021, and lease stipulations can limit drilling and producing activities and other oil and natural gas operations in a portion of our operating areas. These seasonal anomalies can pose challenges for our operators in meeting well drilling objectives and can increase competition for equipment, supplies and personnel during the spring and summer months, which could lead to shortages and increase costs or delay operations.

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

Waste Handling

The Resource Conservation and Recovery Act, or the RCRA, as amended, and comparable state statutes and regulations promulgated thereunder, affect oil and natural gas exploration, development and production activities by imposing requirements regarding the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. With federal approval, the individual states administer some or all of the provisions of the RCRA, sometimes in conjunction with their own, more stringent requirements. Although most wastes associated with the exploration, development and production of crude oil and natural gas are exempt from regulation as hazardous wastes under the RCRA, such wastes may constitute “solid wastes” that are subject to the less stringent non-hazardous waste requirements. Moreover, the EPA or state or local governments may adopt more stringent requirements for the handling of non-hazardous wastes or categorize some non-hazardous wastes as hazardous for future regulation. Indeed, legislation has been proposed from time to time in the U.S. Congress to re-categorize certain oil and natural gas exploration, development and production wastes as “hazardous wastes.” Also, in December 2016, the EPA agreed in a consent decree to review its regulation of oil and natural gas waste. However, in April 2019, the EPA concluded that revisions to the federal regulations for the management of oil and natural gas waste are not necessary at this time. Any changes in such laws and regulations could have a material adverse effect on our capital expenditures and operating expenses.

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

The scope of waters regulated under the CWA has fluctuated in recent years. On June 29, 2015, the EPA and the U.S. Army Corps of Engineers, or the Corps, jointly promulgated final rules redefining the scope of waters protected under the CWA. However, on October 22, 2019, the agencies published a final rule to repeal the 2015 rules, and then, on April 21, 2020, the EPA and the Corps published a final rule replacing the 2015 rule, and significantly reducing the waters subject to federal regulation under the CWA. On August 30, 2021, a federal court struck down the replacement rule and, on December 7, 2021, the EPA and the Corps published a proposed rule that would put back into place the pre-2015 definition of “waters of the United States,” updated to reflect Supreme Court decisions, while the agencies continue to consult with stakeholders on future regulatory actions. As a result of such recent developments, substantial uncertainty exists regarding the scope of waters protected under the CWA. To the extent the rules expand the range of properties subject to the CWA’s jurisdiction, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas.

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

At the international level, in December 2015, the United States participated in the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France. The resulting Paris Agreement calls for the parties to undertake “ambitious efforts” to limit the average global temperature, and to conserve and enhance sinks and reservoirs of greenhouse gases. The Agreement went into effect on November 4, 2016. The Agreement establishes a framework for the parties to cooperate and report actions to reduce greenhouse gas emissions. Although the United States withdrew from the Paris Agreement effective November 4, 2020, President Biden issued an Executive Order on January 20, 2021 to rejoin the Paris Agreement, which went into effect on February 19, 2021. On April 21, 2021, the United States announced that it was setting an economy-wide target of reducing its greenhouse gas emissions by 50-52 percent below 2005 levels in 2030. In November 2021, in connection with the 26th Conference of the Parties in Glasgow, Scotland, the United States and other world leaders made further commitments to reduce greenhouse gas emissions, including reducing global methane emissions by at least 30% by 2030. Furthermore, many state and local leaders have stated their intent to intensify efforts to support the international climate commitments.

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

In addition, there have also been efforts in recent years to influence the investment community, including investment advisors and certain sovereign wealth, pension and endowment funds promoting divestment of fossil fuel equities and pressuring lenders to limit funding and insurance underwriters to limit coverages to companies engaged in the extraction of fossil fuel reserves. Such environmental activism and initiatives aimed at limiting climate change and reducing air pollution could interfere with our business activities, operations and ability to access capital. Furthermore, claims have been made against certain energy companies alleging that greenhouse gas emissions from oil and natural gas operations constitute a public nuisance under federal and/or state common law. As a result, private individuals or public entities may seek to enforce environmental laws and regulations against us and could allege personal injury, property damages or other liabilities. While our business is not a party to any such litigation, we could be named in actions making similar allegations. An unfavorable ruling in any such case could significantly impact our operations and could have an adverse impact on our financial condition.

Moreover, climate change may be associated with extreme weather conditions such as more intense hurricanes, thunderstorms, tornadoes and snow or ice storms, as well as rising sea levels. Another possible consequence of climate change is increased volatility in seasonal temperatures. Some studies indicate that climate change could cause some areas to experience temperatures substantially hotter or colder than their historical averages. Extreme weather conditions, such as the severe winter storms in the Permian Basin in February 2021, can interfere with our production and increase our costs and damage resulting from extreme weather may not be fully insured. However, at this time, we are unable to determine the extent to which climate change may lead to increased storm or weather hazards affecting our operations.

Regulation of Hydraulic Fracturing

Hydraulic fracturing is an important common practice that is used to stimulate production of hydrocarbons from tight formations, including shales. The process, which involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production, is typically regulated by state oil and natural gas commissions. However, legislation has been proposed in recent sessions of the U.S. Congress to amend the Safe Drinking Water Act to repeal the exemption for hydraulic fracturing from the definition of “underground injection,” to require federal permitting and regulatory control of hydraulic fracturing, and to require disclosure of the chemical constituents of the fluids used in the fracturing process. Furthermore, several federal agencies have asserted regulatory authority over certain aspects of the process. For example, the EPA has taken the position that hydraulic fracturing with fluids containing diesel fuel is subject to regulation under the Underground Injection Control program, specifically as “Class II” Underground Injection Control wells under the Safe Drinking Water Act.

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

On August 16, 2012, the EPA published final regulations under the federal CAA that establish new air emission controls for oil and natural gas production and natural gas processing operations. Specifically, the EPA’s rule package includes New Source Performance standards to address emissions of sulfur dioxide and volatile organic compounds and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. The final rules seek to achieve a 95% reduction in volatile organic compounds emitted by requiring the use of reduced emission completions or “green completions” on all hydraulically-fractured wells constructed or refractured after January 1, 2015. The rules also establish specific new requirements regarding emissions from compressors, controllers, dehydrators, storage tanks and other production equipment. The EPA received numerous requests for reconsideration of these rules from both industry and the environmental community, and court challenges to the rules were also filed. In response, the EPA has issued, and will likely continue to issue, revised rules responsive to some of the requests for reconsideration. In particular, on May 12, 2016, the EPA amended its regulations to impose new standards for methane and volatile organic compounds emissions for certain new, modified, and reconstructed equipment, processes, and activities across the oil and natural gas sector. However, on August 13, 2020, in response to an executive order by former President Trump to review and revise unduly burdensome regulations, the EPA amended the 2012 and 2016 New Source Performance standards to ease regulatory burdens, including rescinding standards applicable to transmission or storage segments and eliminating methane requirements altogether. On June 30, 2021, President Biden signed into law a joint resolution of the U.S. Congress disapproving the 2020 amendments (with the exception of some technical changes) thereby reinstating the 2012 and 2016 New Source Performance standards. The EPA expects owners and operators of regulated sources to take “immediate steps” to comply with these standards. Additionally, on November 15, 2021, the EPA published a proposed rule that would expand and strengthen emission reduction requirements for both new and existing sources in the oil and natural gas industry by requiring increased monitoring of fugitive emissions, imposing new requirements for pneumatic controllers and tank batteries, and prohibiting venting of natural gas in certain situations. These new standards, to the extent implemented, as well as any future laws and their implementing regulations, may require us to obtain pre-approval for the expansion or modification of existing facilities or the construction of new facilities expected to produce air emissions, impose stringent air permit requirements, or mandate the use of specific equipment or technologies to control emissions. We cannot predict the final regulatory requirements or the cost to comply with such requirements with any certainty.

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

Several states, including Texas, have adopted, or are considering adopting, regulations that could restrict or prohibit hydraulic fracturing in certain circumstances, impose more stringent operating standards and/or require the disclosure of the composition of hydraulic fracturing fluids. The Texas Legislature adopted legislation, effective September 1, 2011, requiring oil and natural gas operators to publicly disclose the chemicals used in the hydraulic fracturing process. The Texas Railroad Commission adopted rules and regulations implementing this legislation that apply to all wells for which the Texas Railroad Commission issues an initial drilling permit after February 1, 2012. The law requires that the well operator disclose the list of chemical ingredients subject to the requirements of Federal Occupational Safety and Health Act for disclosure on an internet website and also file the list of chemicals with the Texas Railroad Commission with the well completion report. The total volume of water used to hydraulically fracture a well must also be disclosed to the public and filed with the Texas Railroad Commission. Also, in May 2013, the Texas Railroad Commission adopted rules governing well casing, cementing and other standards for ensuring that hydraulic fracturing operations do not contaminate nearby water resources. The rules took effect in January 2014. Additionally, on October 28, 2014, the Texas Railroad Commission adopted disposal well rule amendments designed, among other things, to require applicants for new disposal wells that will receive non-hazardous produced water and hydraulic fracturing flowback fluid to conduct seismic activity searches utilizing the U.S. Geological Survey. The searches are intended to determine the potential for earthquakes within a circular area of 100 square miles around a proposed new disposal well. The disposal well rule amendments, which became effective on November 17, 2014, also clarify the Texas Railroad Commission’s authority to modify, suspend or terminate a disposal well permit if scientific data indicates a disposal well is likely to contribute to seismic activity. The Texas Railroad Commission has used this authority to deny permits and temporarily suspend operations for waste disposal wells and, in September 2021, the Texas Railroad Commission curtailed the amount of water companies were permitted to inject into some wells near Midland and Odessa in the Permian Basin, and has since indefinitely suspended some permits there and expanded the restrictions to other areas. These restrictions on the disposal of produced water and moratorium on new produced water wells could result in increased operating costs, forcing our operators or their vendors to truck produced water, recycle it or pump it through the pipeline network or other means, all of which could be costly. Our operators or their vendors may also limit disposal well volumes, disposal rates and pressures or locations, or require them to shut down or curtail the injection of produced water into disposal wells. These factors may make drilling activity in the affected parts of the Permian Basin less economical and adversely impact our business.

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

Although oil and natural gas prices are currently unregulated, the U.S. Congress historically has been active in the area of oil and natural gas regulation. We cannot predict whether new legislation to regulate oil and natural gas might be proposed, what proposals, if any, might actually be enacted by the U.S. Congress or the various state legislatures, and what effect, if any, the proposals might have on our operations. Sales of condensate and oil and natural gas liquids are not currently regulated and are made at market prices.

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

FERC also regulates interstate natural gas transportation rates and service conditions and establishes the terms under which we may use interstate natural gas pipeline capacity, which affects the marketing of natural gas that our operators produce, as well as the revenues our operators receive for sales of natural gas and release of natural gas pipeline capacity. Commencing in 1985, FERC promulgated a series of orders, regulations and rule makings that significantly fostered competition in the business of transporting and marketing gas. Today, interstate pipeline companies are required to provide nondiscriminatory transportation services to producers, marketers and other shippers, regardless of whether such shippers are affiliated with an interstate pipeline company. FERC’s initiatives have led to the development of a competitive, open access market for natural gas purchases and sales that permits all purchasers of natural gas to buy gas directly from third party sellers other than pipelines. However, the natural gas industry historically has been very heavily regulated; therefore, we cannot guarantee that the less stringent regulatory approach currently pursued by FERC and Congress will continue indefinitely into the future nor can we determine what effect, if any, future regulatory changes might have on our natural gas related activities. Under FERC’s current regulatory regime, transmission services are provided on an open-access, non-discriminatory basis at cost-based rates or negotiated rates. Gathering service, which occurs upstream of jurisdictional transmission services, is regulated by the states onshore and in state waters. Although its policy is still in flux, FERC has in the past reclassified certain jurisdictional transmission facilities as non-jurisdictional gathering facilities, which has the tendency to increase our operators’ costs of transporting gas to point-of-sale locations.

Oil Sales and Transportation

Sales of crude oil, condensate and natural gas liquids are not currently regulated and are made at negotiated prices. Nevertheless, the U.S. Congress could reenact price controls in the future.

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

Risks Related to Our Business

Our business has been and could continue to be adversely affected by the ongoing COVID-19 pandemic and volatility in the oil and natural gas markets.

After turning negative in April 2020, NYMEX WTI prices have recovered, closing at $85.43 per bbl as of January 18, 2022, as demand for oil and natural gas increased and many restrictions on conducting business implemented in response to the COVID-19 pandemic have been lifted due to improved treatments and availability of vaccinations in the U.S. and globally. The emergence of the Delta COVID-19 variant in the latter part of 2021 and the subsequent surge of the highly transmissible Omicron variant, however, continued to contribute to economic and pricing volatility, as industry and market participants evaluated industry conditions and production outlook. Further, on January 4, 2022, OPEC and its non-OPEC allies, known collectively as OPEC+, agreed to continue their program (commenced in August 2021) of gradual monthly output increases in February 2022, raising its output target by 400,000 Bbl per day, which move is expected to further boost oil supply in response to rising demand. In its report issued on February 10, 2022, OPEC noted its expectation that world oil demand will rise by 4.15 million Bbls per day in 2022, as the global economy continues to post a strong recovery from the COVID-19 pandemic. Although this demand outlook is expected to underpin oil prices, already seen at a seven-year high in February 2022, we cannot predict any future volatility in commodity prices or demand for crude oil.

Despite the recovery in commodity prices and rising demand, Diamondback and certain of our other operators have kept production on our acreage relatively flat during 2021, using excess cash flow for debt repayment and/or return to their stockholders rather than expanding their drilling programs. Diamondback also indicated that it intends to continue exercising capital discipline and maintaining its fourth quarter 2021 oil production flat in 2022. We cannot reasonably predict whether production levels will remain at current levels or the impact the full extent of the events above and subsequent recovery may have on our industry and our business.

Due to the improvement in commodity pricing environment and industry conditions, we did not record any impairments in 2021. However, if commodity prices fall below current levels, we may be required to record impairments in future periods and such impairments could be material. Further, if commodity prices decrease, our production, proved reserves and cash flows will be adversely impacted. Lower oil and natural gas prices may also result in a reduction in the borrowing base under the Operating Company’s revolving credit facility, which may be determined at the discretion of our lenders.

Other significant factors that are likely to continue to affect commodity prices in future periods include, but are not limited to, actions by OPEC members and other oil exporting nations, the effect of U.S. energy, monetary and trade policies, U.S. and global economic conditions, U.S. and global political and economic developments, including the Biden Administration’s energy and environmental policies, the impact of the ongoing COVID-19 pandemic on conditions in the U.S. oil and natural gas industry and the potential impact of any Russian-Ukrainian conflict on the global energy markets, all of which are beyond our control. Our business may be also adversely impacted by any future government rule, regulation or order that may impose production limits, as well as pipeline capacity and storage constraints, in the Permian Basin or Eagle Ford Shale where we have mineral and royalty interests. We cannot predict the ultimate impact of these factors on our business, financial condition and cash available for distribution to our unitholders.

The ongoing COVID-19 pandemic continues to present operational, health, labor, logistics and other challenges, and it is difficult to assess the ultimate impact of the COVID-19 pandemic on our business, financial condition and cash flows.

There are many variables and uncertainties regarding the COVID-19 pandemic, including the emergence, contagiousness and threat of new and different strains of the virus and their severity; the effectiveness of treatments or vaccines against the virus or its new strains; the extent of travel restrictions, business closures and other measures that are or may be imposed in affected areas or countries by governmental authorities; disruptions in the supply chain; an increasingly competitive labor market due to a sustained labor shortage or increased turnover caused by the COVID-19 pandemic; increased logistics costs; additional costs due to remote working arrangements, adherence to social distancing guidelines and other COVID-19-related challenges. Further, there remain increased risks of cyberattacks on information technology systems used in remote working environment; increased privacy-related risks due to processing health-related personal information; absence of workforce due to illness; the impact of the pandemic on any of our contractual counterparties; and other factors that are currently unknown or considered immaterial. It is difficult to assess the ultimate impact of the COVID-19 pandemic on our business, financial condition and cash flows.

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

We may not have sufficient available cash each quarter to enable us to pay any distributions to our common unitholders. Furthermore, our partnership agreement does not require us to pay distributions on a quarterly basis or otherwise. The amount of cash we have to distribute each quarter principally depends primarily upon the amount of royalty income we generate, which are dependent upon the volumes of production sold and the prices that our operators realize from the sale of such production. In addition, the actual amount of cash we will have to distribute each quarter under our cash distribution policy will be reduced by replacement capital expenditures, payments in respect of debt service and other contractual obligations and fixed charges and increases in reserves for future operating or capital needs that the board of directors may determine is appropriate. During 2020, our General Partner made certain modifications to our distribution policy that reduced the distribution amount and made additional modifications in 2021 to increase the distribution amount. Our General Partner may further modify or revoke our distribution policy at any time in the future at its discretion. For information regarding our distribution policy and the recent modifications, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As a result, quarterly distributions paid to our unitholders may vary significantly from quarter to quarter and may be zero.

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

We depend on a small number of operators for a substantial portion of the development and production on the properties underlying our mineral interests. A reduction in the expected number of wells to be drilled on our acreage by these operators or the failure of an operator to adequately and efficiently develop and operate our acreage could have an adverse effect on our expected growth and our results of operations.

The failure of our operators to adequately or efficiently perform operations or an operator’s failure to act in ways that are in our best interests could reduce production and revenues. Any development and production activities on our properties are subject to our operators’ reasonable discretion. The level, success and timing of drilling and development activities on our properties, and whether the operators elect to drill any additional wells on our acreage, depends on a number of factors that will be largely outside of our control, including; commodity prices; the timing and amount of capital expenditures by our operators, which could be significantly more than anticipated; the ability of our operators to access capital; the availability, high cost or shortages of rigs and other suitable drilling equipment, raw materials, supplies and oilfield services; the availability of production and transportation infrastructure and qualified operating personnel; regulatory restrictions; the operators’ expertise, operating efficiency and financial resources; approval of other participants in drilling wells; the operators’ expected return on investment in wells drilled on our acreage as compared to opportunities in other areas; the selection of technology; the selection of counterparties for the sale of production; and the rate of production of the reserves.

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

The development of our proved undeveloped reserves may take longer and may require higher levels of capital expenditures by operators than we currently anticipate.

Approximately 29% of our total estimated proved reserves as of December 31, 2021 were proved undeveloped reserves and may not be ultimately developed or produced. Recovery of proved undeveloped reserves requires significant capital expenditures and successful drilling operations by the operators on our mineral and royalty acreage. The reserve data included in the reserve reports of our independent petroleum engineers assume that substantial capital expenditures are required to develop such reserves. We cannot be certain that the estimated costs of the development of these reserves are accurate, that development will occur as scheduled or that the results of such development will be as estimated. Delays in the development of our reserves, increases in costs to drill, complete and develop such reserves, or further decreases in commodity prices will reduce the future net revenues of our estimated proved undeveloped reserves and may result in some projects becoming uneconomical. In addition, delays in the development of reserves could force us to reclassify certain of our proved reserves as unproved reserves.

Our future success depends on finding, developing or acquiring additional reserves.

Our future success depends upon our ability to find, develop or acquire additional oil and natural gas reserves that are economically recoverable. Our proved reserves will generally decline as reserves are depleted, except to the extent that successful exploration or development activities are conducted on our properties or we acquire properties containing proved reserves, or both. To increase reserves and production, we would need to undertake development, exploration and other replacement activities or use third parties to accomplish these activities. Substantial capital expenditures will be necessary for the development, production, exploration and acquisition of oil and natural gas reserves. Neither we nor our third party operators may have sufficient resources to acquire additional reserves or to undertake exploration, development, production or other replacement activities, such activities may not result in significant additional reserves and efforts to drill productive wells at low finding and development costs may be unsuccessful. In addition, we do not expect to retain cash from our operations for replacement capital expenditures. Furthermore, although our revenues and cash available for distribution may increase if prevailing oil and natural gas prices increase significantly, finding costs for additional reserves could also increase.

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

Our producing properties are currently geographically concentrated in the Permian Basin of West Texas. As a result of this concentration, we may be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in this area caused by governmental regulation, processing or transportation capacity constraints, availability of equipment, facilities, personnel or services market limitations or interruption of the processing or transportation of crude oil, natural gas or natural gas liquids and extreme weather conditions, such as the severe winter storms in the Permian Basin in February 2021, and their adverse impact on production volumes, availability of electric power, road accessibility and transportation facilities. In addition, the effect of fluctuations on supply and demand may become more pronounced within specific geographic oil and natural gas producing areas such as the Permian Basin, which may cause these conditions to occur with greater frequency or magnify the effects of these conditions. Due to the concentrated nature of our portfolio of properties, a number of our properties could experience any of the same conditions at the same time, resulting in a relatively greater impact on our results of operations than they might have on other companies that have a more diversified portfolio of properties. Such delays or interruptions could have a material adverse effect on our financial condition and results of operations.

In addition to the geographic concentration of our producing properties described above, as of December 31, 2021, all of our proved reserves were attributable to the Midland and Delaware basins and the Eagle Ford Shale. This concentration of assets within a small number of producing horizons exposes us to additional risks, such as changes in field-wide rules and regulations that could cause us to permanently or temporarily shut-in all of our wells within a field.

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

No impairments of proved oil and natural gas properties were recorded for the years ended December 31, 2021 and 2019. We recorded impairment expense of $69.2 million for the year ended December 31, 2020. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Method of Accounting for Oil and Natural Gas Properties.” If the prices of oil and natural gas continue to decline, we may be required to further write-down the value of our oil and natural gas properties in the future, which could negatively affect our results of operations.

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

President Biden has indicated that he is supportive of, and has issued executive orders promoting various programs and initiatives designed to, among other things, curtail climate change, control the release of methane from new and existing oil and natural gas operations, and decarbonize electric generation and the transportation sector. It remains unclear what additional actions President Biden will take and what support he will have for any potential legislative changes from Congress. Further, it is uncertain to what extent any new environmental laws or regulations, or any repeal of existing environmental laws or regulations, may affect our or our operators’ business. However, such actions could significantly increase our operators’ costs or impair their ability to explore and develop other projects, which could adversely impact our business, financial condition and cash flows.

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

The oil and natural gas industry has become increasingly dependent on digital technologies to conduct certain exploration, development, production, and processing activities, including digital technologies to interpret seismic data, manage drilling rigs, production equipment and gathering systems, conduct reservoir modeling and reserves estimation, and process and record financial and operating data. At the same time, cyber incidents, including deliberate attacks or unintentional events, have increased. The U.S. government has issued public warnings that indicate energy assets might be specific targets of cyber security threats. Our and our operators’ technologies, systems, networks, and those of vendors, suppliers and other business partners, may become the target of cyberattacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information, or other disruption of business activities. In addition, certain cyber incidents, such as surveillance, may remain undetected for an extended period. Our systems for protecting against cyber security risks may not be sufficient. As cyber incidents continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber incidents. We maintain specialized insurance for possible liability resulting from a cyberattack on our assets, however, we cannot assure you that the insurance coverage will be adequate to cover claims that may arise, or that we will be able to maintain adequate insurance at rates we consider reasonable. A loss not fully covered by insurance could have a material adverse effect on our business, financial condition and cash flows.

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

We may be prevented from taking advantage of business opportunities that arise because of the limitations imposed on us and the Operating Company by the restrictive covenants contained in the revolving credit facility and the indenture that governs the Notes. In addition, the revolving credit facility requires us to maintain certain financial ratios and tests. The requirement that we comply with these provisions may materially adversely affect our ability to react to changes in market conditions, take advantage of business opportunities we believe to be desirable, obtain future financing, fund needed capital expenditures or withstand a continuing or future downturn in our business.

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

Our earnings are exposed to interest rate risk associated with borrowings under the Operating Company’s revolving credit facility which provides for interest on borrowings at a floating rate equal to, an alternative base rate tied to LIBOR. LIBOR tends to fluctuate based on multiple facts, including general short-term interest rates, rates set by the U.S. Federal Reserve, which indicated plans for multiple rate increases in 2022, and other central banks, the supply of and demand for credit in the London interbank market and general economic conditions. We have not hedged our interest rate exposure with respect to our floating rate debt. Accordingly, our interest expense for any particular period will fluctuate based on LIBOR and other variable interest rates. If interest rates increase, so will our interest costs, which may have a material adverse effect on our results of operations and financial condition.

On July 27, 2017, the U.K. Financial Conduct Authority (the authority that regulates LIBOR), which we refer to as the FCA, announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. On March 5, 2021, the ICE Benchmark Administration, which administers LIBOR, and the FCA announced that all LIBOR settings will either cease to be provided by any administrator, or no longer be representative immediately after 2021, for all non-U.S. dollar LIBOR settings and one-week and two-month U.S. dollar LIBOR settings, and immediately after June 30, 2023 for the remaining U.S. dollar LIBOR settings. In light of these announcements, the future of LIBOR at this time is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phase-out could cause LIBOR to perform differently than in the past or cease to exist. Our current credit agreement provides for any changes away from LIBOR to a successor rate to be based on prevailing or equivalent standards, however, changes in the method of calculating LIBOR, or the discontinuation, reform, or replacement of LIBOR or any other benchmark rates may adversely affect interest rates and result in higher borrowing costs. This could materially and adversely affect our results of operations, cash flow and liquidity.

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

The common units and Class B units are considered limited partner interests of a single class for these provisions. As of December 31, 2021, Diamondback owned approximately 54% of our total units outstanding.

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

We are a Delaware limited partnership that since May 10, 2018, has elected to be treated as a corporation for U.S. federal income tax purposes. As a result, we are subject to tax as a corporation at the corporate tax rate of 21%. While our taxable income may be reduced over the remaining period of our agreement with Diamondback to specially allocate to Diamondback priority allocations of the Operating Company’s income and gains over losses and deductions (but before depletion), there is no guarantee that we will not have any taxable income as a result of our equity interests in the Operating Company. Because an entity-level tax is imposed on us due to our status as a corporation for U.S. federal income tax purposes, our distributable cash flow may be substantially reduced by our tax liabilities.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS
None.

ITEM 3.     LEGAL PROCEEDINGS

Due to the nature of our business, we are, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities. In the opinion of our management, none of the pending litigation, disputes or claims against us, if decided adversely, will have a material adverse effect on our financial condition, cash flows or results of operations. See Note 12—Commitments and Contingencies of the notes to the consolidated financial statements included elsewhere in this Annual Report.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

Table of Content
PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Listing and Holders of Record

Our common units are listed on the Nasdaq Global Select Market under the symbol “VNOM.” There were 13 holders of record of our common units on February 18, 2022.

Cash Distribution Policy

Beginning with the first quarter of 2020, the board of directors of our General Partner revised the distribution policy to provide that the Operating Company would distribute a percentage of its available cash. We in turn distribute all of the available cash we receive from the Operating Company to our common unitholders. Our available cash, and the available cash of the Operating Company, for each quarter is determined by the board of directors of our General Partner following the end of such quarter. The Operating Company’s available cash generally equals our Adjusted EBITDA for the quarter, less cash needed for debt service and other contractual obligations, fixed charges and reserves for future operating or capital needs that the board of directors of our General Partner deems necessary or appropriate, if any. Our available cash for each quarter generally equals our Adjusted EBITDA (which is our proportional share of the available cash of the Operating Company for the quarter), less cash needed for the payment of income taxes by us, if any, and the preferred distribution.

We do not have a minimum quarterly distribution or employ structures intended to consistently maintain or increase distributions over time. The board of directors of our General Partner may change our distribution policy at any time. Our partnership agreement does not require us to pay distributions to our common unitholders on a quarterly or other basis.

Repurchases of Equity Securities

Our common unit repurchase activity for the three months ended December 31, 2021 was as follows:

Period	Total Number of Units Purchased	Average Price Paid Per Unit(1)	Total Number of Units Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Units that May Yet Be Purchased Under the Plan(2)
	(In thousands, except unit amounts)
October 1, 2021 - October 31, 2021	—	$—	—	$42,412
November 1, 2021 - November 30, 2021	150,000	$22.63	150,000	$89,018
December 1, 2021 - December 31, 2021	424,200	$21.32	424,200	$79,975
Total	574,200	$21.66	574,200
(1)The average price paid per common unit includes any commissions paid to repurchase a common unit.
(2)The board of directors of our General Partner initially approved a $100.0 million common unit repurchase program in November of 2020 and, effective November 15, 2021, increased our authorization under this program to acquire up to $150.0 million of our outstanding common units and extended the term of the repurchase program indefinitely. This repurchase program may be suspended from time to time, modified, extended or discontinued by the board of directors of our General Partner at any time.

Recent Sales of Unregistered Securities

None.

ITEM 6.     [RESERVED]

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

As of December 31, 2021, our General Partner held a 100% General Partner interest in us, and Diamondback, either directly or through one of its subsidiaries, owned 731,500 common units and beneficially owned all of our 90,709,946 outstanding Class B units, representing approximately 54% of our total units outstanding. Diamondback also owns and controls our General Partner.

The following discussion includes a comparison of our results of operations, including changes in our operating income, and liquidity and capital resources for fiscal year 2021 and fiscal year 2020. A discussion of changes in our results of operations from fiscal year 2019 to fiscal year 2020 has been omitted from this report, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 25, 2021, and is incorporated by reference in this report from such prior Annual Report on Form 10-K.

2021 Transactions and Recent Developments

COVID-19 and Effects on Commodity Prices

In early March 2020, oil prices dropped sharply and continued to decline, briefly reaching negative levels, as a result of multiple factors affecting the supply and demand in global oil and natural gas markets, including (i) actions taken by OPEC members and other exporting nations impacting commodity price and production levels and (ii) a significant decrease in demand due to the COVID-19 pandemic. Demand for oil and natural gas increased during 2021, as many restrictions on conducting business implemented in response to the COVID-19 pandemic were lifted due to improved treatments and availability of vaccinations in the U.S. and globally. As a result, oil and natural gas market prices have improved during 2021 in response to the increase in demand. During 2021 and 2020, the posted price for West Texas intermediate light sweet crude oil, or NYMEX WTI, has ranged from $(37.63) to $84.65 Bbl, and the NYMEX Henry Hub price of natural gas has ranged from $1.48 to $6.31 per MMBtu. On January 18, 2022, the closing NYMEX WTI price for crude oil was $85.43 per Bbl and the closing NYMEX Henry Hub price of natural gas was $4.28 per MMBtu. The emergence of the Delta COVID-19 variant in the latter part of 2021 and the subsequent surge of the highly transmissible Omicron variant, however, continued to contribute to economic and pricing volatility, as industry and market participants evaluated industry conditions and production outlook. Further, on January 4, 2021, OPEC and its non-OPEC allies, known collectively as OPEC+, agreed to continue their program (commenced in August 2021) of gradual monthly output increases in February 2022, raising its output target by 400,000 Bbl per day, which move is expected to further boost oil supply in response to rising demand. In its report issued on February 10, 2022, OPEC noted its expectation that world oil demand will rise by 4.15 million Bbls per day in 2022, as the global economy continues to post a strong recovery from the COVID-19 pandemic. Although this demand outlook is expected to underpin oil prices, already seen at a seven-year high in February 2022, we cannot predict any future volatility in commodity prices or demand for crude oil.

Although demand for oil and natural gas and commodity prices have recently increased, Diamondback and certain of our other operators have kept production on our acreage relatively flat during 2021, using excess cash flow for debt repayment and/or return to their stockholders rather than expanding their drilling programs. Diamondback also indicated that it intends to continue exercising capital discipline and seeks to maintain its fourth quarter 2021 exit oil production flat in 2022. We cannot reasonably predict whether production levels will remain at current levels or the impact the full extent of the events above and subsequent recovery may have on our industry and our business.

Table of Content
Due to the improved commodity prices and industry conditions, based on the results of the quarterly ceiling tests, we were not required to record an impairment on our proved oil and natural gas interests during the year ended December 31, 2021. If commodity prices fall below current levels, we may be required to record impairments in future periods and such impairments could be material. Further, if commodity prices decrease, our production, proved reserves and cash flows may be adversely impacted. Our business may also be adversely impacted by any pipeline capacity and storage constraints.

Acquisitions and Divestitures Update

Swallowtail Acquisition

On October 1, 2021, we completed the Swallowtail Acquisition for approximately 15.25 million of our common units and approximately $225.3 million in cash. The mineral and royalty interests acquired represent approximately 2,313 net royalty acres primarily in the Northern Midland Basin, of which approximately 62% are operated by Diamondback. We funded the cash portion of the purchase price for the Swallowtail Acquisition through a combination of cash on hand and approximately $190.0 million of borrowings under the Operating Company’s revolving credit facility. The Swallowtail Acquisition has an effective date of August 1, 2021.

Other 2021 Acquisitions

Additionally during the year ended December 31, 2021, we acquired, from unrelated third party sellers, mineral and royalty interests representing 1,277 gross (392 net royalty) acres in the Permian Basin for an aggregate purchase price of approximately $55.1 million, after post-closing adjustments. We funded these acquisitions with cash on hand and borrowings under the Operating Company’s revolving credit facility.

As a result of the Swallowtail Acquisition and other acquisitions, our footprint of mineral and royalty interests increased to a total of 27,027 net royalty acres at December 31, 2021.

Divestiture

In the first quarter of 2022, we divested 325 net royalty acres of third party operated acreage located entirely in Upton and Reagan counties in the Midland Basin for an aggregate sales price of $29.3 million, subject to post-closing adjustments.

Cash Distribution Update

On February 16, 2022, the board of directors of our General Partner declared a cash distribution for the three months ended December 31, 2021 of $0.47 per common unit, maintaining our distribution from the second quarter of 2021 of 70% of cash available for distribution. The distribution is payable on March 11, 2022 to eligible common unitholders of record at the close of business on March 4, 2022. We expect to continue to generate robust amounts of free cash flow and subsequently use that cash to both reduce debt and increase our return on capital to unitholders.

Production and Operational Update

Our business has rebounded strongly from the unprecedented volatility experienced throughout 2020 as commodity prices have increased and activity has returned to our acreage. There are currently 39 rigs operating on our mineral and royalty acreage, six of which are operated by Diamondback. Looking ahead, with minimal capital requirements and limited operating costs, royalty companies are expected to have an advantage in 2022 and not face inflationary cost pressures. As our defensive hedges placed in 2020 rolled off at the end of 2021, our industry leading cash margins will now be further enhanced by strength in commodity prices. Our production and free cash flow outlook is expected to be driven by Diamondback’s continued focus on developing our acreage, as well as our exposure to other well-capitalized operators in the Permian Basin. We continue to have a high level of visibility into Diamondback’s expected forward development plan and expect additional upside from third-party operators that continue to exceed our conservative activity and timing assumptions, all of which is expected to bolster oil production for us not only for the next several quarters, but in the coming years.

Table of Content
The following table summarizes our gross well information as of the dates indicated:

	Diamondback Operated	Third Party Operated	Total
Horizontal wells turned to production (fourth quarter 2021)(1):
Gross wells	40	139	179
Net 100% royalty interest wells	3.7	1.4	5.1
Average percent net royalty interest	9.3%	1.0%	2.9%

Horizontal wells turned to production (year ended December 31, 2021)(2):
Gross wells	158	562	720
Net 100% royalty interest wells	10.2	3.8	14.0
Average percent net royalty interest	6.5%	0.7%	1.9%

Horizontal producing well count (fourth quarter 2021):
Gross wells	1,335	4,371	5,706
Net 100% royalty interest wells	101.8	59.4	161.2
Average percent net royalty interest	7.6%	1.4%	2.8%

Horizontal active development well count (as of January 27, 2022)(3):
Gross wells	106	512	618
Net 100% royalty interest wells	6.8	3.8	10.6
Average percent net royalty interest	6.4%	0.7%	1.7%

Line of sight wells (as of January 27, 2022)(4):
Gross wells	135	428	563
Net 100% royalty interest wells	7.8	3.8	11.6
Average percent net royalty interest	5.8%	0.9%	2.1%
(1) Average lateral length of 10,048.
(2) Average lateral length of 9,823.
(3) The total 618 gross wells currently in the process of active development are those wells that have been spud and are expected to be turned to production within approximately the next six to eight months.
(4) The total 563 line-of-sight wells are those that are not currently in the process of active development, but for which Viper has reason to believe that they will be turned to production within approximately the next 15 to 18 months. The expected timing of these line-of-sight wells is based primarily on permitting by third party operators or Diamondback’s current expected completion schedule. Existing permits or active development of our net royalty acreage does not ensure that those wells will be turned to production given the volatility in oil prices.

Table of Content

Results of Operations

The following table summarizes our income and expenses for the periods indicated:

	Year Ended December 31,
	2021	2020
	(In thousands)
Operating income:
Oil income	$397,513	$217,859
Natural gas income	49,197	9,024
Natural gas liquids income	54,824	20,098
Royalty income	501,534	246,981
Lease bonus income	2,763	2,585
Other operating income	620	1,060
Total operating income	504,917	250,626
Costs and expenses:
Production and ad valorem taxes	32,558	19,844
Depletion	102,987	100,501
Impairment	—	69,202
General and administrative expenses	7,800	8,165
Total costs and expenses	143,345	197,712
Income (loss) from operations	361,572	52,914
Other income (expense):
Interest expense, net	(34,044)	(33,000)
Gain (loss) on derivative instruments, net	(69,409)	(63,591)
Gain (loss) on revaluation of investment	—	(8,556)
Other income, net	79	1,286
Total other expense, net	(103,374)	(103,861)
Income (loss) before income taxes	258,198	(50,947)
Provision for (benefit from) income taxes	1,521	142,466
Net income (loss)	256,677	(193,413)
Net income (loss) attributable to non-controlling interest	198,738	(1,109)
Net income (loss) attributable to Viper Energy Partners LP	$57,939	$(192,304)

Table of Content
The following table summarizes our production data, average sales prices and average costs for the periods indicated:

	Year Ended December 31,
	2021	2020
	(In thousands)
Production data:
Oil (MBbls)	6,068	5,956
Natural gas (MMcf)	13,672	11,486
Natural gas liquids (MBbls)	1,913	1,848
Combined volumes (MBOE)(1)	10,260	9,718

Average daily oil volumes (BO/d)	16,625	16,272
Average daily combined volumes (BOE/d)	28,110	26,551

Average sales prices:
Oil ($/Bbl)	$65.51	$36.58
Natural gas ($/Mcf)	$3.60	$0.79
Natural gas liquids ($/Bbl)	$28.66	$10.88
Combined ($/BOE)(2)	$48.88	$25.41

Oil, hedged ($/Bbl)(3)	$50.25	$32.00
Natural gas, hedged ($/Mcf)(3)	$3.60	$0.02
Natural gas liquids ($/Bbl)(3)	$28.66	$10.88
Combined price, hedged ($/BOE)(3)	$39.86	$21.71

Average costs ($/BOE):
Production and ad valorem taxes	$3.17	$2.04
General and administrative - cash component(4)	0.65	0.71
Total operating expense - cash	$3.82	$2.75

General and administrative - non-cash unit compensation expense	$0.11	$0.13
Interest expense, net	$3.32	$3.40
Depletion	$10.04	$10.34
(1)Bbl equivalents are calculated using a conversion rate of six Mcf per one Bbl.
(2)Realized price net of all deducts for gathering, transportation and processing.
(3)Hedged prices reflect the impact of cash settlements on our matured commodity derivative transactions on our average sales prices.
(4)Excludes non-cash unit compensation for the respective periods presented.

Table of Content
Comparison of the Years Ended December 31, 2021 and 2020

Royalty Income

    Our royalty income is a function of oil, natural gas liquids and natural gas production volumes sold and average prices received for those volumes.

Royalty income increased $254.6 million during the year ended December 31, 2021 compared to 2020. Higher average prices contributed approximately $248.0 million of the total increase, due largely to the recovery in oil prices, and to a lesser extent, natural gas and natural gas liquids prices from historic lows experienced in the 2020 as discussed in “— Overview.”

The 6% increase in production volumes during the year ended December 31, 2021 compared to 2020 contributed approximately $6.5 million of the total increase in royalty income. The increase in production was primarily attributable to new well additions between periods.

Production and Ad Valorem Taxes

The following table presents production and ad valorem taxes for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021			2020
	Amount (In thousands)	Per BOE	Percentage of Royalty Income	Amount (In thousands)	Per BOE	Percentage of Royalty Income
Production taxes	$25,966	$2.53	5.2%	$12,101	$1.25	4.9%
Ad valorem taxes	6,592	0.64	1.3	7,743	0.79	3.1
Total production and ad valorem taxes	$32,558	$3.17	6.5%	$19,844	$2.04	8.0%

In general, production taxes are directly related to production revenues and are based upon current year commodity prices. Production taxes as a percentage of royalty income for 2021 remained consistent with 2020. Ad valorem taxes are based, among other factors, on property values driven by prior year commodity prices. Ad valorem taxes as a percentage of royalty income for the same period in 2021 compared to 2020 decreased primarily due to improved average sales prices, while the tax valuation of oil and natural gas interests declined. We expect production and ad valorem taxes for 2022 to be approximately 7% to 8% of revenue.

Depletion

The $2.5 million, or 2%, increase in depletion expense for 2021 compared to 2020 was due primarily to an increase in production, partially offset by a decrease in the depletion rate to $10.04 from $10.34, respectively. The rate decrease largely resulted from higher SEC oil prices utilized in the reserve calculations in the 2021 period, lengthening the economic life of the reserve base and resulting in higher projected remaining reserve volumes on our wells.

Impairment

There was no impairment recorded for the year ended December 31, 2021. We recorded an impairment expense of $69.2 million as a result of the decline in commodity prices for the year ended December 31, 2020.

Net Interest Expense

    Net interest expense for 2021 and 2020 was $34.0 million and $33.0 million, respectively. The increase of $1.0 million was due to increased borrowings during 2021 compared to 2020, as approximately $190.0 million of the Swallowtail Acquisition was funded with additional borrowings under the Operating Company’s revolving credit facility in October 2021 as discussed in “—2021 Transactions and Recent Developments” above. This increase was partially offset by repayments of borrowings under the Operating Company’s revolving credit facility and the Notes.

Table of Content
Derivative Instruments

The following table shows the net gain (loss) on derivative instruments and the net cash receipts (payments) on derivatives for the periods presented:

	Year Ended December 31,
	2021	2020
	(In thousands)
Gain (loss) on derivative instruments	$(69,409)	$(63,591)
Net cash receipts (payments) on derivatives	$(92,585)	$(36,998)

We recorded losses on our derivative instruments for the year ended December 31, 2021 and 2020 primarily due to market prices being higher than the strike prices on our derivative contracts. We are required to recognize all derivative instruments on our balance sheet as either assets or liabilities measured at fair value. We have not designated our derivative instruments as hedges for accounting purposes. As a result, we mark our derivative instruments to fair value and recognize the cash and non-cash changes in fair value on derivative instruments in our condensed consolidated statements of operations under the line item captioned “Gain (loss) on derivative instruments, net.”

Gain (Loss) on Revaluation of Investment

We did not record a gain or loss on revaluation of investment for the year ended December 31, 2021, as we fully divested our equity interest in a limited partnership during 2020. We recorded loss on revaluation of investment of $8.6 million for the year ended December 31, 2020 primarily due to recording the remaining investment at its fair value during that period.

Provision for (Benefit from) Income Taxes

We recorded an income tax expense of $1.5 million and $142.5 million for the years ended December 31, 2021 and 2020, respectively. The change in our income tax provision was primarily due to the impact of recording a valuation allowance on our deferred tax assets during the first quarter of 2020. The total income tax provision for the year ended December 31, 2021 differed from amounts computed by applying the federal statutory tax rate to pre-tax income for the period primarily due to net income attributable to the non-controlling interest and the impact of maintaining a valuation allowance on our deferred tax assets. See Note 9—Income Taxes of the notes to the consolidated financial statements included elsewhere in this Annual Report for further details.

Liquidity and Capital Resources

Overview of Sources and Uses of Cash

As we pursue our business and financial strategy, we regularly consider which capital resources, including cash flow and equity and debt financings, are available to meet our future financial obligations and liquidity requirements. Our future ability to grow proved reserves will be highly dependent on the capital resources available to us. Our primary sources of liquidity have been cash flows from operations, proceeds from sales of non-core assets and investments, equity and debt offerings and borrowings under the Operating Company’s credit agreement. Our primary uses of cash have been distributions to our unitholders, repayment of debt, capital expenditures for the acquisition of our mineral interests and royalty interests in oil and natural gas properties and repurchases of our common units. At December 31, 2021, we had approximately $235.4 million of liquidity consisting of $39.4 million in cash and cash equivalents and $196.0 million available under the Operating Company’s credit agreement.

Our working capital requirements are supported by our cash and cash equivalents and the Operating Company’s credit agreement. We may draw on the Operating Company’s credit agreement to meet short-term cash requirements, or issue debt or equity securities as part of our longer-term liquidity and capital management program. Because of the alternatives available to us as discussed above, we believe that our short-term and long-term liquidity are adequate to fund not only our current operations, but also our near-term and long-term funding requirements including our acquisitions of mineral and royalty interests, distributions, debt service obligations and repayment of debt maturities, common unit repurchase program and any amounts that may ultimately be paid in connection with contingencies.

Table of Content
In order to mitigate volatility in oil and natural gas prices, we have entered into commodity derivative contracts as discussed further in Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risk.

Continued prolonged volatility in the capital, financial and, or credit markets due to the COVID-19 pandemic, the depressed commodity markets and, or adverse macroeconomic conditions may limit our access to, or increase our cost of, capital or make capital unavailable on terms acceptable to us or at all. Although the Partnership expects that its sources of funding will be adequate to fund its short-term and long-term liquidity requirements, we cannot assure you that the needed capital will be available on acceptable terms or at all.

Cash Flows

The following table presents our cash flows for the period indicated:

	Year Ended December 31,
	2021	2020
	(In thousands)
Cash Flow Data:
Net cash provided by (used in) operating activities	$307,114	$196,556
Net cash provided by (used in) investing activities	(281,176)	(16,283)
Net cash provided by (used in) financing activities	(5,611)	(164,754)
Net increase (decrease) in cash and cash equivalents	$20,327	$15,519

Operating Activities

Our operating cash flow is sensitive to many variables, the most significant of which are the volatility of prices for oil and natural gas and the volume of oil and natural gas sold by our producers as discussed in “—Results of Operations” above. Prices for these commodities are determined primarily by prevailing market conditions. Regional and worldwide economic activity, extreme weather conditions and other substantially variable factors influence market conditions for these products. These factors are beyond our control and are difficult to predict. The increase in net cash provided by operating activities during the year ended December 31, 2021 compared to the same period in 2020 was primarily driven by higher royalty income in 2021, which was largely offset by (i) changes in our working capital accounts, most notably through an increase in our royalty income accounts receivable in 2021 compared to 2020 due primarily to an increase in oil and gas prices on production sold in the fourth quarter of 2021 compared to the fourth quarter of 2020, the Swallowtail Acquisition, and the timing of our receipt of royalty income payments from our operators, (ii) an increase in cash paid for derivative settlements and (iii) an increase in production and ad valorem expenses due to the corresponding increase in royalty income.

Investing Activities

Net cash used in investing activities during the years ended December 31, 2021 and 2020, was primarily related to acquisitions of oil and natural gas interests.

Financing Activities

Net cash used in financing activities during the year ended December 31, 2021, was primarily related to net borrowings of $220.0 million under the Operating Company’s revolving credit facility to fund the Swallowtail Acquisition, distributions of $176.6 million to our unitholders and $46.0 million of repurchases of our common units during the fourth quarter of 2021 as discussed below.

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

Table of Content
Capital Resources

The Operating Company’s Revolving Credit Facility

The Operating Company’s credit agreement, as amended to date, provides for a revolving credit facility in the maximum credit amount of $2.0 billion, with a borrowing base of $580.0 million as of December 31, 2021, based on the Operating Company’s oil and natural gas reserves and other factors. At December 31, 2021, the Operating Company had elected a commitment amount of $500.0 million on its credit agreement with $304.0 million of outstanding borrowings. During the year ended December 31, 2021, the weighted average interest rate on borrowings under the Operating Company’s revolving credit facility was 2.35%.

As of December 31, 2021, the Operating Company was in compliance, and expects to be in compliance, with all financial maintenance covenants under its credit agreement.

See Note 6—Debt of the notes to the consolidated financial statements included elsewhere in this Annual Report for additional discussion of our outstanding debt at December 31, 2021.

Capital Requirements

Senior Notes

The outstanding Notes obligations total $479.9 million as of December 31, 2021. There are no principal amounts due until 2027. At December 31, 2021, we have a remaining aggregate interest expense obligation of $154.8 million on the Notes with $25.8 million being due each year from 2023 to 2027. The Notes are not subject to any mandatory redemption or sinking fund requirements. See Note 6—Debt of the notes to the consolidated financial statements included elsewhere in this Annual Report for further information on the Notes.

Unit Repurchase Program

On November 15, 2021, the board of directors of our General Partner approved an increase of the authorization of its common unit repurchase program to $150.0 million of the Partnership’s outstanding common units and extended the authorization indefinitely. During the year ended December 31, 2021, the Partnership repurchased approximately $46.0 million of common units under the repurchase program. As of December 31, 2021, $80.0 million remains available for use to repurchase units under the repurchase program. See Note 7—Unitholders' Equity and Distributions of the notes to the consolidated financial statements included elsewhere in this Annual Report for further discussion of the unit repurchase program.

Cash Distributions

We paid total distributions of $176.5 million and $108.0 million on our common units and the Operating Company’s Class B units during 2021 and 2020, respectively. Beginning with the first quarter of 2020, the board of directors of our General Partner revised the distribution policy to provide that the Operating Company would distribute a percentage of its available cash to its unitholders (including Diamondback and us) rather than all of its available cash as it had previously done.

The distribution for the fourth quarter of 2021 is payable on March 11, 2022 to common unitholders of record at the close of business on March 4, 2022. Based on the common units and Operating Company units held by Diamondback on February 22, 2022, the distribution payable to Diamondback for the fourth quarter of 2021 on March 11, 2022 will be approximately $43.1 million. See Note 7—Unitholders' Equity and Distributions of the notes to the consolidated financial statements included elsewhere in this Annual Report for further discussion of our distributions. We expect to continue paying quarterly cash distributions in respect of our common units. The board of directors of the General Partner may change the distribution policies at any time. We are not required to pay distributions to its common unitholders on a quarterly or other basis.

Table of Content
Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP.

Certain amounts included in or affecting our consolidated financial statements and related disclosures must be estimated by our management, requiring certain assumptions to be made with respect to values or conditions that cannot be known with certainty at the time the consolidated financial statements are prepared. These estimates and assumptions affect the amounts we report for assets and liabilities and our disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Accounting estimates are considered to be critical if (i) the nature of the estimates and assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and (ii) the impact of the estimates and assumptions on financial condition or operating performance is material. We evaluate these estimates on an ongoing basis, using historical experience, consultation with experts and other methods we consider reasonable in the particular circumstances. Any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

We consider the following to be our most critical accounting estimates and have reviewed these critical accounting estimates with the Audit Committee of our Board of Directors.

Royalty Interest and Revenue Recognition

We record revenue in the month production is delivered to the purchaser. However, settlement statements for certain oil, natural gas and natural gas liquids sales from third party operators other than Diamondback may not be received for 30 to 90 days after the date production is delivered. To the extent actual volumes and prices of oil and natural gas sales are unavailable for a given reporting period because of timing or information not received from third parties, the royalties related to expected sales volumes and prices for those properties are estimated and recorded based upon the Partnership’s interest. Where available, historical actual data is used to calculate volume estimates for wells operated by third parties. If historical actual data is not available for these wells, engineering estimates are used to calculate expected volumes. As such, estimated volumes utilized in period end royalty income accruals are subject to revision as additional actual data becomes available and such revisions may have a material impact on our results of operations and our royalty income receivables. Pricing estimates are based upon actual prices realized in an area by adjusting the market price for the average basis differential from market on a basin-by-basin basis. We record the differences between our estimates and the actual amounts received for royalties from third parties in the month that payment is received from the producer. We have existing internal controls for our royalty income estimation process and related accruals, but actual third party royalty income in future periods could differ materially from estimated amounts. At December 31, 2021, our accrual for third party royalty was approximately $49.4 million. Actual revenues received from third parties differed by approximately $1.9 million or 7% compared to the accrual at December 31, 2020.

Oil and Natural Gas Accounting and Reserves

We account for oil and natural gas producing activities using the full cost method of accounting, which is dependent on the estimation of proved reserves to determine the rate at which we record depletion on our oil and natural gas properties and whether the value of our evaluated oil and natural gas properties is permanently impaired based on the quarterly full cost ceiling impairment test. Further, we utilize estimated proved reserves to assign fair value to acquired mineral and royalty interests. As such, we consider the estimation of proved reserves to be a critical accounting estimate.

Oil and natural gas reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be precisely measured and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Our independent engineers and technical staff prepare our estimates of oil and natural gas reserves and their associated future net cash flows. The process of estimating oil and natural gas reserves is complex, requiring significant decisions in the evaluation of available geological, geophysical, engineering and economic data. Significant inputs included in the calculation of future net cash flows include our estimate of operating and development costs, anticipated production of proved reserves and other relevant data. The data for a given property may also change substantially over time as a result of numerous factors, including additional development activity, evolving production history and a continual reassessment of the viability of production under changing economic conditions. As a result, material revisions to existing reserve estimates occur from time to time, and reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered. Although every reasonable effort is made to ensure that reserve estimates reported represent the most accurate assessments possible, the subjective decisions and variances in available data for various

Table of Content
properties increase the likelihood of significant changes in these estimates. If such changes are material, they could significantly affect future depletion of capitalized costs and result in impairment of assets that may be material. Revisions of previous quantity estimates accounted for approximately 4% of the change in the total standardized measure of our reserves from December 31, 2020 to December 31, 2021, and were primarily related to negative revisions due to PUD downgrades during 2021.

Our unevaluated property costs are tracked by lease and prospect. We assess all items classified as unevaluated property (on an individual basis or as a group if properties are individually insignificant) on an annual basis for possible impairment. This assessment is subjective and includes consideration of the calculated value for each lease based on the total costs incurred for the lease divided by the number of acres available to develop compared to current market prices for acreage in the related basins. We also monitor information available from third party operators of our acreage for future drilling plans as part of our impairment assessment. At December 31, 2021, our unevaluated properties totaled $1.6 billion. No impairments were recorded on our proved oil and natural gas properties during the years ended December 31, 2021 and 2019; however, impairment expense of $69.2 million was recorded for the year ended December 31, 2020 as discussed further in Note 5—Oil and Natural Gas Interests of the notes to the consolidated financial statements included elsewhere in this Annual Report. Due to an increase in the historical 12-month average trailing SEC prices for oil and natural throughout 2021 and into 2022, we are not currently projecting a full cost ceiling impairment in the first quarter of 2022. Any future impairment could be material to our consolidated financial statements.

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

See Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risk for additional sensitivity analysis of our open derivative positions at December 31, 2021.

Income Taxes

We have elected to be treated as a corporation for U.S. federal income tax purposes. The amount of income taxes we record requires interpretations of complex rules and regulations of federal, state, and provincial tax jurisdictions. We use the asset and liability method of accounting for income taxes, under which deferred tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and (ii) operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are based on enacted tax rates applicable to the future period when those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period the rate change is enacted. A valuation allowance is provided for deferred tax assets when it is more likely than not the deferred tax assets will not be realized after considering all positive and negative evidence available concerning the realizability of our deferred tax assets. During the year ended December 31, 2020, we established a valuation allowance for the full amount of our deferred tax assets.

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

Table of Content

Recent Accounting Pronouncements

See Note 2—Summary of Significant Accounting Policies to in the notes of our consolidated financial statements included elsewhere in this Annual Report for a full listing of our significant accounting policies.

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

Commodity Price Risk

Our major market risk exposure is in the pricing applicable to the oil and natural gas production of our operators. Realized prices are driven primarily by the prevailing worldwide price for crude oil and prices for natural gas in the United States. Both crude oil and natural gas realized prices are also impacted by the quality of the product, supply and demand balances in local physical markets and the availability of transportation to demand centers. Pricing for oil and natural gas production has been historically volatile and unpredictable and the prices that our operators receive for production depend on many factors outside of our or their control. In early March 2020, oil prices dropped sharply and continued to decline, briefly reaching negative levels, as a result of multiple factors affecting the supply and demand in global oil and natural gas markets, including (i) actions taken by OPEC members and other exporting nations impacting commodity price and production levels and (ii) a significant decrease in demand due to the COVID-19 pandemic. Additionally, the Delta variant emerged in March 2021 and became highly transmissible in July 2021, and the Omicron variant emerged in November 2021, which contributed to additional pricing and demand volatility during 2021. While certain restrictions on conducting business that were implemented in response to the COVID-19 pandemic have been lifted as improved treatments and vaccinations for COVID-19 have been rolled-out globally since late 2020, we cannot predict events that may lead to future price volatility and the near term energy outlook remains subject to heightened levels of uncertainty.

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

At December 31, 2021, we had a net liability derivative position related to our commodity price derivatives of $3.4 million, related to our contracts. Utilizing actual derivative contractual volumes under our contracts as of December 31, 2021, a 10% increase in forward curves associated with the underlying commodity would have increased the net liability position by $3.6 million to $7.0 million, while a 10% decrease in forward curves associated with the underlying commodity would have decreased the net liability derivative position by $2.4 million to $1.0 million. However, any cash derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument.

Credit Risk

We are subject to risk resulting from the concentration of royalty interest revenues in producing oil and natural gas properties and receivables with a limited number of several significant purchasers. For the year ended December 31, 2021, three purchasers accounted for more than 10% of our revenue. For the years ended December 31, 2020 and 2019, four and three purchasers each accounted for more than 10% of our revenue, respectively. See Note 2—Summary of Significant Accounting Policies of the notes to the consolidated financial statements included elsewhere in this Annual Report for further details. We do not require collateral and the failure or inability of our significant purchasers to meet their obligations to us due to their

Table of Content
liquidity issues, bankruptcy, insolvency or liquidation may adversely affect our financial results. Volatility in commodity pricing environment and macroeconomic conditions may enhance our purchaser credit risk.

Interest Rate Risk
We are subject to market risk exposure related to changes in interest rates on our indebtedness under the Operating Company’s credit agreement. The terms of the credit agreement provide for interest on borrowings at a floating rate equal to an alternative base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.50% and 3-month LIBOR plus 1.0%) or LIBOR, in each case plus the applicable margin. The applicable margin ranges from 1.00% to 2.00% in the case of the alternative base rate and from 2.00% to 3.00% in the case of LIBOR, in each case depending on the amount of the loan outstanding in relation to the borrowing base. We are obligated to pay a quarterly commitment fee ranging from 0.375% to 0.500% per year on the unused portion of the borrowing base, which fee is the least of the maximum credit amount, the aggregate elected commitment amount and the borrowing base. As of December 31, 2021, we had $304.0 million in outstanding borrowings. During the year ended December 31, 2021, the weighted average interest rate was 2.35%.

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

As of December 31, 2021, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer of our General Partner have concluded that as of December 31, 2021, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. In July 2021, we implemented an enterprise resource planning system covering various financial and accounting processes. As a result of this implementation, certain internal controls over financial reporting have been automated, modified or implemented to address the new environment associated with the implementation of this system. We believe we have maintained appropriate internal control over financial reporting during the implementation and believe this new system will strengthen our internal control system. However, there are inherent risks in implementing any new system, and we will continue to evaluate these control changes as part of our assessment of internal control over financial reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

Management conducted an evaluation of the effectiveness of the Partnership’s internal control over financial reporting based on the framework in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in the 2013 Internal Control-Integrated Framework, management did not identify any material weaknesses in the Partnership’s internal control over financial reporting and determined that the Partnership maintained effective internal control over financial reporting as of December 31, 2021.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Grant Thornton LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Partnership included in this Annual Report on Form 10-K, has issued their report on the effectiveness of the Partnership’s internal control over financial reporting at December 31, 2021. The report, which expresses an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting at December 31, 2021, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Table of Content
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

General Partner and Unitholders
Viper Energy Partners LP

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Viper Energy Partners LP (a Delaware limited partnership) and subsidiary (the “Partnership”) as of December 31, 2021, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2021, and our report dated February 24, 2022 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma
February 24, 2022

Table of Content
ITEM 9B.     OTHER INFORMATION

None.

ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

Table of Content
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

Executive Officers and Directors of Our General Partner

The following table shows information for the executive officers and directors of our General Partner as of January 31, 2022. Directors hold office until their successors have been elected or qualified or until the earlier of their death, resignation, removal or disqualification. Executive officers serve at the discretion of the board of directors of our General Partner. There are no family relationships among any of our General Partner’s directors or executive officers.

Name	Age	Position With Our General Partner
Travis D. Stice	60	Chief Executive Officer and Director
Kaes Van't Hof	35	President
Teresa L. Dick	52	Chief Financial Officer, Executive Vice President and Assistant Secretary
Thomas F. Hawkins	68	Executive Vice President—Land
Matt Zmigrosky	43	Executive Vice President, General Counsel and Secretary
Steven E. West	61	Chairman of the Board
W. Wesley Perry	65	Director
Spencer D. Armour	67	Director
James L. Rubin	37	Director
Rosalind Redfern Grover	80	Director

Travis D. Stice. Mr. Stice has served as Chief Executive Officer and a director of our General Partner since February 2014. He has served as Chief Executive Officer of Diamondback since January 2012 and as a director since November 2012. Mr. Stice has also served as the Chief Executive Officer and a director of the General Partner of Rattler since July 2018. Prior to these positions with our General Partner, Diamondback and Rattler’s general partner, Mr. Stice served as Diamondback’s President and Chief Operating Officer from April 2011 to January 2012. From November 2010 to April 2011, Mr. Stice served as a Production Manager of Apache Corporation, an oil and gas exploration company. Mr. Stice served as a Vice President of Laredo Petroleum Holdings, Inc., an oil and gas exploration company, from September 2008 to September 2010 and as a Development Manager of ConocoPhillips/Burlington Resources Mid-Continent Business Unit, an oil and gas exploration company, from April 2006 until August 2008. Prior to that, Mr. Stice held a series of positions at Burlington Resources, an oil and gas exploration company, most recently as a General Manager, Engineering, Operations and Business Reporting of its Mid Continent Division from January 2001 until Burlington Resources’ acquisition by ConocoPhillips in March 2006. Mr. Stice has over 35 years of experience in production operations, reservoir engineering, production engineering and unconventional oil and gas exploration and over 20 years of management experience. Mr. Stice graduated from Texas A&M University with a Bachelor of Science degree in Petroleum Engineering. He is a registered engineer in the State of Texas and is a 35-year member of the Society of Petroleum Engineers.

Table of Content
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

Table of Content
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

Table of Content
Director Independence and Diversity

The board of directors of our General Partner has six directors, five of whom are independent as defined under the independence standards established by Nasdaq and the Exchange Act. Steven E. West, W. Wesley Perry, James L. Rubin, Spencer D. Armour and Rosalind Redfern Grover serve as the independent members of the board of directors of our General Partner. Although a majority of the board of directors of our General Partner is independent, Nasdaq does not require a listed publicly traded partnership, such as ours, to have a majority of independent directors on the board of directors of our General Partner, disclose details regarding board diversity or establish a compensation committee or a nominating and corporate governance committee. However, our General Partner is required to have an audit committee of at least three members, and all its members are required to meet the independence and experience standards established by Nasdaq and the Exchange Act.

The board of directors of our General Partner has established an independent audit committee and a conflicts committee, discussed in more detail below, and has diverse representatives on its board, including a female director.

Board Leadership Structure and Role in Risk Oversight

Leadership of our General Partner’s board of directors is vested in the chairman of the board. Steven E. West serves as the chairman of the board of directors of our General Partner and as a director of Diamondback. Mr. West was also the chairman of the board of Diamondback from October 2012 to February 2022, when he was succeeded in that role by Mr. Stice. Our General Partner’s board of directors has determined that Mr. West’s roles of chairman of the board of directors of our General Partner and a director of Diamondback allows the board of directors to take advantage of the leadership skills of Mr. West and that Mr. West’s in-depth knowledge of, and experience in, our business, history, structure and organization facilitates timely communications between the board of directors of Diamondback and the board of directors of our General Partner.

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

Meetings of the Board of Directors

During 2021, the board of directors of our General Partner met five times. Each director attended 100% of the meetings of the board and the committees of the board on which he or she served that occurred during 2021.

Table of Content
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

Table of Content
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

The executive officers of our General Partner, as well as the employees of Diamondback who provide services to us, may participate in employee benefit plans and arrangements sponsored by Diamondback, including plans that may be established in the future. Certain of our General Partner’s executive officers and employees and certain employees of Diamondback who provide services to us currently hold grants under Diamondback’s and Rattler’s equity incentive plans. Except with respect to any awards that may be granted under the LTIP, the executive officers of our General Partner do not receive separate amounts of compensation in relation to the services they provide to us. In accordance with the terms of our partnership agreement, we reimburse Diamondback for compensation related expenses attributable to the portion of the executive’s time dedicated to providing services to us. Although we bear an allocated portion of Diamondback’s costs of providing compensation and benefits to employees who serve as executive officers of our General Partner, we have no control over such costs and did not establish and do not direct the compensation policies or practices of Diamondback. Except with respect to awards granted under the LTIP, compensation paid or awarded by us in 2021 consisted only of the portion of compensation paid by Diamondback that is allocated to us and our General Partner pursuant to Diamondback’s allocation methodology and subject to the terms of the partnership agreement.

A full discussion of the compensation programs for Diamondback’s executive officers and the policies and philosophy of the compensation committee of Diamondback’s board of directors will be set forth in Diamondback’s 2022 proxy statement under the heading “Compensation Discussion and Analysis.” Specifically, compensation paid directly by us through our LTIP or indirectly by us through reimbursement pursuant to our partnership agreement will be included in the amounts set forth in certain of the tables included in Diamondback’s 2022 proxy statement, with awards outstanding pursuant to our LTIP separately identified.

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

Table of Content
During 2021, our General Partner made grants under the LTIP of phantom units to the non-employee directors of our General Partner (see “Director Compensation” below for information regarding those awards). No grants under the LTIP were made to the executive officers of our General Partner in 2021.

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

Each non-employee director receives a compensation package that consists of an annual cash retainer of $60,000 plus an additional annual payment of $15,000 for the chairperson and $10,000 for each other member of the audit committee and $10,000 for the chairperson and $5,000 for each other member of each other committee. In addition, each non-employee director receives an equity award of phantom units under the LTIP granted annually at the close of business on July 10th of each year or, if not a business day, the first business day thereafter. The number of phantom units awarded is calculated by dividing $100,000 by the average closing price of our common units for the five trading days immediately preceding the date of grant. The awards vest on the first anniversary of the grant date. Our directors are also reimbursed for out-of-pocket expenses in connection with attending meetings of the board of directors or its committees.

Table of Content
Each member of the board of directors of our General Partner is indemnified for his or her actions associated with being a director to the fullest extent permitted under Delaware law.

The following table sets forth the aggregate dollar amount of all fees paid to each of the non-employee directors of our General Partner during 2021 for their services on the board:

Name	Fees Earned or Paid in cash(a)	Unit Awards(b)	Total
Spencer D. Armour(c)(d)	$75,000	$100,833	$175,833
Rosalind Redfern Grover(c)(d)	$75,000	$100,833	$175,833
W. Wesley Perry(c)(d)	$85,000	$100,833	$185,833
James L. Rubin(c)(d)	$60,000	$100,833	$160,833
Steven E. West(c)(d)	$60,000	$100,833	$160,833
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
(c)Each of Ms. Grover and Messrs. Armour, Perry, Rubin and West received a grant of 9,970 phantom units on July 10, 2020, which vested and settled on July 10, 2021, pursuant to the LTIP, with each unit having a grant date fair value of $9.82. Each phantom unit is the economic equivalent of one of our common units.
(d)Each of Ms. Grover and Messrs. Armour, Perry, Rubin and West received a grant of 5,513 phantom units on July 12, 2021, which will vest and settle on July 12, 2022, pursuant to the LTIP, with each unit having a grant date fair value of $18.29. Each phantom unit is the economic equivalent of one of our common units.

Mr. Stice is a director of our General Partner, but is also an executive officer of our General Partner and Mr. Stice is an employee of Diamondback E&P LLC. Mr. Stice has received awards pursuant to the LTIP for his service as an executive officer or employee, respectively, and unrelated to his service as director. These awards are reflected in the tables contained in Diamondback’s 2022 proxy statement under the heading “Compensation Discussion and Analysis.”

Compensation Committee Interlocks and Insider Participation

As previously noted, our General Partner’s board of directors is not required to maintain, and does not maintain, a separate compensation committee. Mr. Stice, a director and executive officer of our General Partner, is also a director and executive officer of Diamondback. However, all compensation decisions with respect to Mr. Stice are made by Diamondback and Mr. Stice does not receive any compensation directly from us or our General Partner except for awards under our LTIP. As described in “—Compensation Discussion and Analysis,” decisions regarding the compensation of our General Partner’s executive officers are made by Diamondback. Please read “Items 1 and 2. Business and Properties–Our Relationship with Diamondback” and “Item 13. Certain Relationships and Related Transactions, and Director Independence” for more information about relationships among us, our General Partner and Diamondback.

Compensation Policies and Practices as They Relate to Risk Management

We do not have any employees. We are managed and operated by the directors and officers of our General Partner and employees of Diamondback perform services on our behalf. Please read “—Compensation Discussion and Analysis” and “Items 1 and 2. Business and Properties–Our Relationship with Diamondback” for more information about this arrangement. For an analysis of any risks arising from Diamondback’s compensation policies and practices, please read Diamondback’s 2022 proxy statement. We have made awards of unit options subject to time-based vesting under our LTIP, which we believe drive a long-term perspective and which we believe make it less likely that executive officers will take unreasonable risks because the unit options retain value even in a depressed market.

Table of Content
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

Holdings of Officers and Directors

The following table presents information regarding the beneficial ownership of our common units as of January 31, 2022 by:

•our General Partner;
•each of our General Partner’s directors and executive officers; and
•all of our General Partner’s directors and executive officers as a group.

Name of Beneficial Owner	Common Units Beneficially Owned(1)	Percentage of Common Units Beneficially Owned
Diamondback Energy, Inc.	731,500	1.0%
Viper Energy Partners GP LLC	—	—
Travis D. Stice(2)	106,169	*
Kaes Van't Hof	35,362	*
Teresa L. Dick	11,540	*
Thomas F. Hawkins	—	—
Matt Zmigrosky	4,253	*
Steven E. West(3)	72,777	*
W. Wesley Perry(3)	58,732	*
Spencer D. Armour(3)	22,704	*
James L. Rubin(4)	—	—
Rosalind Redfern Grover(3)	33,066	*
All directors and executive officers as a group (10 persons)	344,603	*
*    Less than 1%
(1)Beneficial ownership is determined in accordance with SEC rules. In computing percentage ownership of each person, (i) common units subject to options held by that person that are exercisable as of January 31, 2022 and (ii) common units subject to options or phantom units held by that person that are exercisable or vesting within 60 days of January 31, 2022 are all deemed to be beneficially owned. These common units, however, are not deemed outstanding for the purpose of computing the percentage ownership of each other person. The percentage of common units beneficially owned is based on 76,966,203 common units outstanding as of January 31, 2022. Unless otherwise indicated, all amounts exclude common units issuable upon the exercise of outstanding options and vesting of phantom units that are not exercisable and/or vested as of January 31, 2022 or within 60 days of January 31, 2022. Unless otherwise noted, the address for each beneficial owner listed below is 500 West Texas Avenue, Suite 1200, Midland, Texas 79701. Except as noted, each unitholder in the above table is believed to have sole voting and sole investment power with respect to the units beneficially held.
(2)All of these units are held by Stice Investments, Ltd., which is managed by Stice Management, LLC, its General Partner. Mr. Stice and his spouse hold 100% of the membership interests in Stice Management, LLC, of which Mr. Stice is the manager.
(3)Excludes 5,513 phantom units that are scheduled to vest on July 12, 2022.
(4)Excludes 39,732 common units (representing vested phantom units previously granted to Mr. Rubin) and 5,513 phantom units that are scheduled to vest on July 12, 2022, all of which have been assigned by Mr. Rubin to Wexford under the terms of his employment with Wexford.

Table of Content
The following table sets forth, as of January 31, 2022, the number of shares of common stock of Diamondback beneficially owned by each of the directors and executive officers of our General Partner and all directors and executive officers of our General Partner as a group.

	Shares of Diamondback Common Stock Beneficially Owned(1)
Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Travis D. Stice(2)	403,324	*
Kaes Van't Hof(3)	45,615	*
Teresa L. Dick(4)	49,535	*
Thomas F. Hawkins(5)	12,648	*
Matt Zmigrosky(6)	14,175	*
Steven E. West(7)	3,756	*
W. Wesley Perry	—	—
Spencer D. Armour	—	—
James L. Rubin	—	—
Rosalind Redfern Grover	—	—
All directors and executive officers as a group (10 persons)	529,053	*
*    Less than 1%
(1)Beneficial ownership is determined in accordance with SEC rules. In computing percentage ownership of each person, (i) shares of common stock subject to options held by that person that are exercisable as of January 31, 2022 and (ii) shares of common stock subject to options or restricted stock units held by that person that are exercisable or vesting within 60 days of January 31, 2022, are all deemed to be beneficially owned. These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of each other person. The percentage of shares beneficially owned is based on 177,412,057 shares of common stock outstanding as of January 31, 2022. Unless otherwise indicated, all amounts exclude shares issuable upon the exercise of outstanding options and vesting of restricted stock units that are not exercisable and/or vested as of January 31, 2022 or within 60 days of January 31, 2022. Except as noted, each stockholder in the above table is believed to have sole voting and sole investment power with respect to the shares of common stock beneficially held.
(2)All of these shares are held by Stice Investments, Ltd., which is managed by Stice Management, LLC, its general partner. Mr. Stice and his spouse hold 100% of the membership interests in Stice Management, LLC, of which Mr. Stice is the manager. Includes 26,325 restricted stock units, that are scheduled to vest on March 1, 2022. Excludes 11,499 restricted stock units, that are scheduled to vest on March 1, 2023. Also excludes (i) 49,436 performance-based restricted stock units awarded on March 1, 2019, that vested effective December 31, 2021 (representing 100% vesting of the originally reported amount) based upon final determination upon certification of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ended on December 31, 2021 by Diamondback’s compensation committee, (ii) 66,714 performance-based restricted stock units awarded to Mr. Stice on March 1, 2020, which are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ending on December 31, 2022 and (iii) 51,748 performance-based restricted stock units awarded to Mr. Stice on March 1, 2021, which are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ending on December 31, 2023.
(3)Includes 12,955 restricted stock units, that are scheduled to vest on March 1, 2022. Excludes (i) 6,038 restricted stock units, that are scheduled to vest on March 1, 2023, (ii) 8,790 restricted stock units, that are scheduled to vest in five equal annual installments beginning on March 1, 2025, (iii) 23,070 performance-based restricted stock units awarded on March 1, 2019, that vested effective December 31, 2021 (representing 100% vesting of the originally reported amount) based upon final determination upon certification of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ended on December 31, 2021 by Diamondback’s compensation committee, (iv) 13,183 performance-based restricted stock units awarded to Mr. Van’t Hof on March 1, 2019 (representing 100% vesting of the originally reported amount) based upon final determination upon certification of certain stockholders return performance conditions relative to Diamondback’s peer group during the three-year performance period ended on December 31, 2021, that are scheduled to vest in five equal installments beginning on March 1, 2025, (v) 31,133 performance-based restricted stock units awarded to Mr. Van’t Hof on March 1, 2020, that are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ending on December 31, 2022 and (vi) 27,168 performance-based restricted stock units awarded to Mr. Van’t Hof on March 1, 2021, which are subject to the satisfaction of certain stockholder

Table of Content
return performance conditions relative to Diamondback’s peer group during the three-year performance period ending on December 31, 2023.
(4)Includes 7,403 restricted stock units, that are scheduled to vest on March 1, 2022. Excludes 3,450 restricted stock units, that are scheduled to vest on March 1, 2023. Also excludes (i) 13,183 performance-based restricted stock units awarded to Ms. Dick on March 1, 2019, that vested effective December 31, 2021 (representing 100% vesting of the originally reported amount) based upon final determination upon certification of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ended on December 31, 2021 by Diamondback’s compensation committee, (ii) 17,790 performance-based restricted stock units awarded to Ms. Dick on March 1, 2020, which awards are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ending on December 31, 2022 and (iii) 15,524 performance-based restricted stock units awarded to Ms. Dick on March 1, 2021, which are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ending on December 31, 2023.
(5)Includes 4,811 restricted stock units that are scheduled to vest on March 1, 2022. Excludes 2,243 restricted stock units that are scheduled to vest on March 1, 2023. Also excludes 8,569 performance-based restricted stock units awarded to Mr. Hawkins on March 1, 2019 that vested effective December 31, 2021 (representing 100% vesting of the originally reported amount) based upon final determination upon certification of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ended on December 31, 2021 by Diamondback’s compensation committee, (ii) 11,564 performance-based restricted stock units awarded to Mr. Hawkins on March 1, 2020 that are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ending on December 31, 2022 and (iii) 10,091 performance-based restricted stock units awarded to Mr. Hawkins on March 1, 2021, which are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ending on December 31, 2023.
(6)Includes 5,922 restricted stock units, that are scheduled to vest on March 1, 2022. Excludes 2,760 restricted stock units, that are scheduled to vest on March 1, 2023. Also excludes (i) 10,546 performance-based restricted stock units awarded to Mr. Zmigrosky on March 1, 2019, that vested effective December 31, 2021 (representing 100% vesting of the originally reported amount) based upon final determination upon certification of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ended on December 31, 2021 by Diamondback’s compensation committee and (ii) 14,232 performance-based restricted stock units awarded to Mr. Zmigrosky on March 1, 2020, that are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ending on December 31, 2022 and (iii) 12,420 performance-based restricted stock units awarded to Mr. Zmigrosky on March 1, 2021, which are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ending on December 31, 2023.
(7)Excludes 2,435 restricted stock units that are scheduled to vest on the earlier of the one-year anniversary of the date of grant and the date of the 2022 annual meeting of stockholders of Diamondback.

Table of Content
Holdings of Major Stockholders

The following table sets forth certain information regarding the beneficial ownership of our common units and Class B units as of January 31, 2021 by each unitholder known by us to beneficially own 5% or more of our common units or Class B units.

MAJOR UNITHOLDER TABLE

	Common Units		Class B Units
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class Beneficially Owned	Amount and Nature of Beneficial Ownership(1)	Percentage of Class Beneficially Owned
Diamondback Energy, Inc.(2) 500 West Texas Avenue, Suite 1200 Midland, Texas 79701	731,500	1.0%	90,709,946	100%
Blackstone, Inc.(3) 345 Park Avenue New York, NY 10154	13,707,227	17.8%
Wellington Management Group LLP(4) c/o Wellington Management Company LLP 280 Congress Street Boston, MA 02210	9,642,118	12.5%	—	—
Santa Elena Minerals, LP(5) 400 W. Illinois, Suite 1300 Midland, TX 79701	5,152,124	6.7%	—	—

(1)Beneficial ownership is determined in accordance with SEC rules. The percentage of common units beneficially owned is based on 76,966,203 common units outstanding as of January 31, 2021. Except as noted, each unitholder in the above table is believed to have sole voting and sole investment power with respect to the common units and Class B units beneficially held.
(2)Diamondback Energy, Inc. is a publicly traded company and holds 731,500 common units and 90,709,946 Class B units, with the same aggregate number of units of the Operating Company (each, an “OpCo unit”) that are exchangeable from time to time, in its discretion, for common units (that is, one OpCo unit and one Class B unit, together, are exchangeable for one common unit), and, as a result, Diamondback may be deemed to have the beneficial ownership of such common units. Diamondback has sole voting and dispositive power with respect to the common units and Class B units it holds. The directors of Diamondback are Travis D. Stice, Steven E. West, Vincent K. Brooks, Michael P. Cross, David L. Houston, Stephanie K. Mains, Mark L. Plaumann and Melanie M. Trent. Travis D. Stice is the sole director of Diamondback E&P.
(3)Based solely on Schedule 13D/A filed with the SEC on January 11, 2022. Represents common units held directly by BX Guidon Topco LLC (“BX Topco”). Guidon Energy Holdings LP is the managing member of Swallowtail Royalties LLC. The controlling membership interests of BX Topco are held by Blackstone Management Associates VI L.L.C. and Blackstone Energy Management Associates II L.L.C. BMA VI L.L.C. is the sole member of Blackstone Management Associates VI L.L.C. Blackstone EMA II L.L.C. is the sole member of Blackstone Energy Management Associates II L.L.C. Blackstone Holdings III L.P. is the managing member of each of BMA VI L.L.C. and Blackstone EMA II L.L.C. Blackstone Holdings III GP L.P. is the general partner of Blackstone Holdings III L.P. Blackstone Holdings III GP Management L.L.C. is the general partner of Blackstone Holdings III GP L.P. Blackstone Inc. is the sole member of Blackstone Holdings III GP Management L.L.C. The sole holder of the Series II preferred stock of Blackstone Inc. is Blackstone Group Management L.L.C. Blackstone Group Management L.L.C. is wholly-owned by Blackstone’s senior managing directors and controlled by its founder, Stephen A. Schwarzman. Each of the above entities or persons may be deemed to beneficially own common units beneficially owned by BX Topco or indirectly controlled by such entity or person. Each of the above entities or persons disclaims beneficial ownership of such securities in excess of their respective pecuniary interest therein.
(4)Based solely on Schedule 13G/A jointly filed with the SEC on February 4, 2021 by Wellington Management Group LLP (“Wellington Management”), Wellington Group Holdings LLP (“Wellington Holdings”), Wellington Investment Advisors Holdings LLP (“Wellington Advisors”) and Wellington Management Company LLP (“Wellington Company”). These units are owned of record by clients of Wellington Company, Wellington Management Canada LLC, Wellington Management Singapore Pte Ltd, Wellington Management Hong Kong Ltd, Wellington Management International Ltd, Wellington Management Japan Pte Ltd and Wellington Management Australia Pty Ltd (collectively, the “Wellington Investment Advisers”). Wellington Advisors controls directly, or indirectly through Wellington Management Global Holdings Ltd., the Wellington Investment Advisers. Wellington Advisors is owned by Wellington Holdings, which is in

Table of Content
turn owned by Wellington Management. The clients of the Wellington Investment Advisers have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, such securities. No such client is known to have such right or power with respect to more than five percent of this class of securities. Each of Wellington Management, Wellington Holdings and Wellington Advisors reported shared voting power over 8,746,556 common units and shared dispositive power over 9,642,118 common units. Wellington Company reported shared voting power over 8,667,707 common units and shared dispositive power over 9,498,077 common units.
(5)Based on Viper’s records.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2021:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans not approved by security holders(1)
Long Term Incentive Plan	136,879	$—	8,591,015
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

Treatment of Equity Awards Granted under the LTIP Upon Termination, Resignation and Death or Disability of Certain Executive Officers of our General Partner and Change of Control

No executive officers of our General Partner held unvested equity awards under the LTIP as of December 31, 2021.

Table of Content
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Agreements and Transactions with Affiliates

We have entered into certain agreements and transactions with Diamondback and its affiliates, as described in more detail below.

Payments to our General Partner and its Affiliates

Under the terms of our partnership agreement, we are required to reimburse our General Partner for all direct and indirect expenses incurred or paid on our behalf and all other expenses allocable to us or otherwise incurred by our General Partner in connection with operating our business. The partnership agreement does not set a limit on the amount of expenses for which our General Partner and its affiliates may be reimbursed. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our General Partner by its affiliates. Our General Partner is entitled to determine the expenses that are allocable to us. For the year ended December 31, 2021, our General Partner received $3.7 million in reimbursements from the Partnership.

Distributions paid to Diamondback

Diamondback is entitled to receive its pro rata portion of the distributions we make on our common units and the Operating Company makes in respect of the OpCo units. Holders of the Partnership’s Class B units are not entitled to receive cash distributions except to the extent of the cash preferred distributions equal to 8% per annum payable quarterly on the $1.0 million capital contribution made to us by Diamondback pursuant to the recapitalization agreement in connection with the issuance of the Class B units in the recapitalization transaction. During the year ended December 31, 2021, Diamondback received distributions from us and the Operating Company in the aggregate amount of $100.7 million.

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
Tax Sharing Agreement

In connection with the closing of the IPO, we entered into a tax sharing agreement with Diamondback, dated June 23, 2014, pursuant to which we agreed to reimburse Diamondback for our share of state and local income and other taxes for which our results are included in a combined or consolidated tax return filed by Diamondback with respect to taxable periods including or beginning on June 23, 2014. The amount of any such reimbursement is limited to the tax that we would have paid had we not been included in a combined group with Diamondback. Diamondback may use its tax attributes to cause its combined or consolidated group, of which we may be a member for this purpose, to owe less or no tax. In such a situation, we

Table of Content
agreed to reimburse Diamondback for the tax we would have owed had the tax attributes not been available or used for our benefit, even though Diamondback had no cash tax expense for that period. For the year ended December 31, 2021, we accrued $0.3 million of state income tax expense.

Lease Bonus Payments

During the year ended December 31, 2021, Diamondback paid us $1.3 million in lease bonus payments for two new leases.

Surface Use

Diamondback periodically pays us for surface use charges and right of way easements related to properties that Diamondback leases from us. During the year ended December 31, 2021, Diamondback paid the Partnership $0.6 million for such purposes.

Transaction with Significant Unitholder

On January 13, 2022, as part of our common unit repurchase program, we purchased 1.5 million common units with an aggregate purchase price of approximately $37.3 million in a privately negotiated transaction with an affiliate of Blackstone, Inc., or Blackstone. Immediately following this transaction, Blackstone beneficially owned approximately 17.5% of Viper’s outstanding common units, which were acquired in the Swallowtail Acquisition. An affiliate of Blackstone also beneficially owns approximately 6.0% of the outstanding common stock of Diamondback.

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

Director Independence

The information required by Item 407(a) of Regulation S-K is included in “Item 10. Directors, Executive Officers and Corporate Governance” above.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The audit committee of the board of directors of our General Partner selected Grant Thornton LLP, an independent registered public accounting firm, to audit our consolidated financial statements for the years ended December 31, 2021 and 2020. The audit committee’s charter requires the audit committee to approve in advance all audit and non-audit services to be provided by our independent registered public accounting firm. All services reported in the audit, audit-related, tax and all other fees categories below with respect to our annual reports for the years ended December 31, 2021 and 2020 were approved by the audit committee.

Table of Content

The following table summarizes the aggregate Grant Thornton LLP fees that were allocated to us for independent auditing, tax and related services:

	Year Ended December 31,
	2021	2020
	(In thousands)
Audit fees(1)	$331	$264
Audit-related fees(2)	84	—
Tax fees(3)	—	—
All other fees(4)	—	—
Total	$415	$264
(1)Audit fees represent aggregate fees for audit services, which relate to the fiscal year consolidated audit, quarterly reviews, registration statements and comfort letters.
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

Table of Content
PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents included in this report:
1. Financial Statements
	Report of Independent Registered Public Accounting Firm (PCAOB ID Number 248)	F-1
	Consolidated Balance Sheets	F-3
	Consolidated Statements of Operations	F-4
	Consolidated Statement of Unitholders’ Equity	F-5
	Consolidated Statements of Cash Flows	F-7
	Notes to Consolidated Financial Statements	F-8

2. Financial Statement Schedules
Financial statement schedules have been omitted because they are either not required, not applicable or the information required to be presented is included in the Partnership’s consolidated financial statements and related notes.

3. Exhibits

Exhibit Number	Description
2.1#	Purchase and Sale Agreement dated August 6, 2021 by and among Swallowtail Royalties LLC, Swallowtail Royalties II LLC (collectively, as seller), Viper Energy Partners LLC (as buyer) and Viper Energy Partners LP (as parent, and collectively with Viper Energy Partners LLC, as buyer parties) (incorporated by reference to Exhibit 2.1 of the Partnership’s Current Report on Form 8-K (File 001-36505) filed on August 12, 2021).
3.1
Certificate of Limited Partnership of Viper Energy Partners LP (incorporated by reference to Exhibit 3.1 of the Partnership’s Registration Statement on Form S-1 (File No. 333-195769) filed on May 7, 2014).

3.2
Second Amended and Restated Agreement of Limited Partnership of Viper Energy Partners LP, dated as of May 9, 2018, as amended as of May 10, 2018 (incorporated by reference to 3.1 of the Partnership’s Current Report on Form 8-K (File 001-36505) filed on May 15, 2018)

3.3
First Amendment to Second Amended and Restated Agreement of Limited Partnership of Viper Energy Partners LP, dated as of May 10, 2018. (incorporated by reference to Exhibit 3.2 of the Partnership’s Current Report on Form 8-K, (File 001-36505) filed on May 15, 2018).

3.4
Second Amended and Restated Limited Liability Company Agreement of Viper Energy Partners LLC, dated as of May 9, 2018 (incorporated by reference to Exhibit 3.3 of the Partnership’s Current Report on Form 8-K (File 001-36505), filed on May 15, 2018).

3.5
First Amendment to Second Amended and Restated Limited Liability Company Agreement of Viper Energy Partners LLC, dated as of March 30, 2020, (incorporated by reference to Exhibit 3.1 of the Partnership’s Current Report on Form 8-K (File 001-36505) filed on March 31, 2020).

3.6
Second Amendment to the Second Amended and Restated Limited Liability Company Agreement of Viper Energy Partners LLC, dated as of December 27, 2021 (incorporated by reference to 3.1 of the Partnership’s Current Report on Form 8-K (File 001-36505) filed on December 28, 2021).

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

4.4
Indenture, dated as of October 16, 2019, among Viper Energy Partners LP, as issuer, Viper Energy Partners LLC, as guarantor and Wells Fargo Bank, National Association, as trustee (including the form of Viper Energy Partners LP’s 5.375% Senior Notes due 2027) (incorporated by reference to Exhibit 4.1 of the Partnership’s Current Report on Form 8-K (File 001-36505) filed on October 17, 2019).

Table of Content

Exhibit Number	Description
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

Table of Content

Exhibit Number	Description
10.17
Eighth Amendment to Amended and Restated Senior Secured Revolving Credit Agreement and Second Amendment to Guaranty and Collateral Agreement, dated as of November 15, 2021, by and among Viper Energy Partners LLC, as borrower, Viper Energy Partners LP, as parent guarantor, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Partnership’s Current Report on Form 8-K (File No. 001-36505) filed on November 18, 2021).

10.18
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
101
The following financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Changes in Unitholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

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

#	Schedules (or similar attachments) have been omitted pursuant to Item 601(a)(5) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request.

ITEM 16     FORM 10-K SUMMARY

None.

Table of Content
SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

VIPER ENERGY PARTNERS LP
Date:	February 24, 2022
		By:	VIPER ENERGY PARTNERS GP LLC
its General Partner

		By:	/s/ Travis D. Stice
		Name:	Travis D. Stice
		Title:	Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Travis D. Stice	Chief Executive Officer and Director	February 24, 2022
Travis D. Stice	(Principal Executive Officer)

/s/ Teresa L. Dick	Chief Financial Officer	February 24, 2022
Teresa L. Dick	(Principal Financial and Accounting Officer)

/s/ Steven E. West	Director	February 24, 2022
Steven E. West

/s/ W. Wesley Perry	Director	February 24, 2022
W. Wesley Perry

/s/ Spencer D. Armour	Director	February 24, 2022
Spencer D. Armour

/s/ James L. Rubin	Director	February 24, 2022
James L. Rubin

/s/ Rosalind Redfern Grover	Director	February 24, 2022
Rosalind Redfern Grover

S-1

Table of Content
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

General Partner and Unitholders
Viper Energy Partners LP

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Viper Energy Partners LP (a Delaware limited partnership) and subsidiary (the “Partnership”) as of December 31, 2021 and 2020, the related consolidated statements of operations, unitholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Partnership’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 24, 2022 expressed an unqualified opinion.

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

Estimation of proved reserves as it relates to the calculation and recognition of depletion expense, the evaluation of impairment, and the valuation of oil and gas properties in the Swallowtail Acquisition

As described in Note 2 to the financial statements, the Partnership accounts for its oil and gas properties using the full cost method of accounting, which requires management to make estimates of proved reserve volumes and future revenues to record depletion expense and measure its oil and gas properties for potential impairment. Additionally, as described in Note 4 to the financial statements, the Partnership entered into a significant acquisition of mineral and royalty interests from the Swallowtail entities during the year. To estimate the volume of proved reserves and future revenues, management makes significant estimates and assumptions including forecasting the production decline rate of producing properties and forecasting the timing and volume of production associated with the operator’s development plan for proved undeveloped properties. Management also utilizes an estimated fair value pricing model for the valuation of acquired proved producing reserves. In addition, the estimation of proved reserves is also impacted by management’s judgments and estimates regarding the financial performance of wells associated with proved reserves to determine if wells are expected, with reasonable certainty, to be economical under the appropriate pricing assumptions required in the estimation of depletion expense and potential impairment measurements. We identified the estimation of proved reserves of oil and gas properties, including acquired reserves, due to its impact on depletion expense, impairment evaluation, and acquisition accounting, as a critical audit matter.

The principal consideration for our determination that the estimation of proved reserves as a critical audit matter is that relatively minor changes in certain inputs and assumptions, which require a high degree of subjectivity, necessary to estimate

Table of Content
the volume and future revenues of the Partnership’s proved reserves could have a significant impact on the measurement of depletion expense or impairment expense, and the fair value of the acquired oil and gas properties. In turn, auditing those inputs and assumptions required subjective and complex auditor judgment.

Our audit procedures related to the estimation of proved reserves included the following, among others.
•We tested the design and operating effectiveness of key controls relating to the preparation of the ceiling test calculation, management’s estimation of proved reserves for the purpose of estimating depletion expense, assessing the Partnership’s oil and gas properties for potential impairment, and management’s estimation of the fair value of the acquired mineral and royalty interests. Specifically, these controls related to the use of historical information in the estimation of proved reserves derived from the Partnership’s accounting records, the management review controls on information provided to the reservoir engineering specialists, the management review controls on the final proved reserve report and on the final fair value reserve report of the acquired mineral and royalty interests prepared by the Partnership’s specialists.
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
•To the extent key, sensitive inputs and assumptions used to determine the fair value of the acquired proved reserve volumes and other cash flow inputs were analyzed by testing management’s process for determining the assumptions, including examining the underlying support. Specifically, our audit procedures involved testing management’s assumptions as follows:

◦Compared the fair value pricing used in the acquisition reserve report to published product pricing on the acquisition close date;
◦Inspected, on a sample basis, the net revenue interests used in the acquisition reserve report to land and division order records;
◦Analyzed, on a sample basis, management’s estimated future production volumes and the production decline curves; and
◦Compared the acreage value allocated, on a per acre basis, to other recent acquisitions in the same or similar locations.

/s/ GRANT THORNTON LLP

We have served as the Partnership’s auditor since 2013.
Oklahoma City, Oklahoma
February 24, 2022

Viper Energy Partners LP
Consolidated Balance Sheets

	December 31,
	2021	2020
	(In thousands, except unit amounts)
Assets
Current assets:
Cash and cash equivalents	$39,448	$19,121
Royalty income receivable (net of allowance for credit losses)	68,568	32,210
Royalty income receivable—related party	2,144	1,998
Other current assets	989	665
Total current assets	111,149	53,994
Property:
Oil and natural gas interests, full cost method of accounting ($1,640,172 and $1,364,906 excluded from depletion at December 31, 2021 and December 31, 2020, respectively)	3,513,590	2,895,542
Land	5,688	5,688
Accumulated depletion and impairment	(599,163)	(496,176)
Property, net	2,920,115	2,405,054
Other assets	2,757	2,327
Total assets	$3,034,021	$2,461,375
Liabilities and Unitholders’ Equity
Current liabilities:
Accounts payable	$69	$43
Accrued liabilities	20,980	18,262
Derivative instruments	3,417	26,593
Total current liabilities	24,466	44,898
Long-term debt, net	776,727	555,644
Total liabilities	801,193	600,542
Commitments and contingencies (Note 12)
Unitholders’ equity:
General Partner	729	809
Common units (78,546,403 units issued and outstanding as of December 31, 2021 and 65,817,281 units issued and outstanding as of December 31, 2020)	813,161	633,415
Class B units (90,709,946 units issued and outstanding December 31, 2021 and December 31, 2020)	931	1,031
Total Viper Energy Partners LP unitholders’ equity	814,821	635,255
Non-controlling interest	1,418,007	1,225,578
Total equity	2,232,828	1,860,833
Total liabilities and unitholders’ equity	$3,034,021	$2,461,375

See accompanying notes to consolidated financial statements.

Viper Energy Partners LP
Consolidated Statements of Operations

	Year Ended December 31,
	2021	2020	2019
	(In thousands, except per unit amounts)
Operating income:
Royalty income	$501,534	$246,981	$293,811
Lease bonus income	2,763	2,585	4,117
Other operating income	620	1,060	355
Total operating income	504,917	250,626	298,283
Costs and expenses:
Production and ad valorem taxes	32,558	19,844	19,076
Depletion	102,987	100,501	78,178
Impairment	—	69,202	—
General and administrative expenses	7,800	8,165	7,489
Total costs and expenses	143,345	197,712	104,743
Income (loss) from operations	361,572	52,914	193,540
Other income (expense):
Interest expense, net	(34,044)	(33,000)	(21,076)
Gain (loss) on derivative instruments, net	(69,409)	(63,591)	—
Gain (loss) on revaluation of investment	—	(8,556)	4,832
Other income, net	79	1,286	2,332
Total other expense, net	(103,374)	(103,861)	(13,912)
Income (loss) before income taxes	258,198	(50,947)	179,628
Provision for (benefit from) income taxes	1,521	142,466	(41,582)
Net income (loss)	256,677	(193,413)	221,210
Net income (loss) attributable to non-controlling interest	198,738	(1,109)	174,929
Net income (loss) attributable to Viper Energy Partners LP	$57,939	$(192,304)	$46,281

Net income (loss) attributable to common limited partner units:
Basic	$0.85	$(2.84)	$0.75
Diluted	$0.85	$(2.84)	$0.75
Weighted average number of common limited partner units outstanding:
Basic	68,319	67,686	61,744
Diluted	68,391	67,686	61,787

See accompanying notes to consolidated financial statements.

Viper Energy Partners LP
Statement of Consolidated Unitholders’ Equity

	Limited Partners				General Partner	Non-Controlling Interest
	Common		Class B		Amount	Amount
	Units	Amount	Units	Amount			Total
	(In thousands)
Balance at December 31, 2018	51,654	$540,112	72,419	$990	$1,000	$694,940	$1,237,042
Net proceeds from the issuance of common units - public	10,925	340,860	—	—	—	—	340,860
Common units issued for acquisition	5,152	124,012		—	—	—	124,012
Offering costs	—	(221)		—	—	—	(221)
Unit-based compensation	—	1,822	—	—	—	—	1,822
Issuance of common units, net	75	—	—	—	—	—	—
Class B and OpCo units issued for the Drop-Down acquisition	—	—	18,291	250	—	497,162	497,412
Distributions to public	—	(107,074)	—	—	—	—	(107,074)
Distributions to Diamondback	—	(1,300)	—	(110)	—	(131,801)	(133,211)
Distributions to General Partner	—	31	—	—	(111)	—	(80)
Change in ownership of consolidated subsidiaries, net	—	(15,054)	—	—	—	19,055	4,001
Cash paid for tax withholding on vested common units	—	(353)	—	—	—	—	(353)
Net income (loss)	—	46,281	—	—	—	174,929	221,210
Balance at December 31, 2019	67,806	929,116	90,710	1,130	889	1,254,285	2,185,420
Unit-based compensation	—	1,272	—	—	—	—	1,272
Issuance of common units, net	56	—	—	—	—	—	—
Distribution equivalent rights payments	—	(44)	—	—	—	—	(44)
Distributions to public	—	(45,630)	—	—	—	—	(45,630)
Distributions to Diamondback	—	(498)	—	(99)	—	(61,685)	(62,282)
Distributions to General Partner	—	—	—	—	(80)	—	(80)
Change in ownership of consolidated subsidiaries, net	—	(34,087)	—	—	—	34,087	—
Cash paid for tax withholding on vested common units	—	(384)	—	—	—	—	(384)
Repurchased units as part of unit buyback	(2,045)	(24,026)	—	—	—	—	(24,026)
Net income (loss)	—	(192,304)	—	—	—	(1,109)	(193,413)
Balance at December 31, 2020	65,817	$633,415	90,710	$1,031	$809	$1,225,578	$1,860,833

See accompanying notes to consolidated financial statements.

Viper Energy Partners LP
Statement of Consolidated Unitholders’ Equity - (Continued)

	Limited Partners				General Partner	Non-Controlling Interest
	Common		Class B		Amount	Amount
	Units	Amount	Units	Amount			Total
	(In thousands)
Balance at December 31, 2020	65,817	$633,415	90,710	$1,031	$809	$1,225,578	$1,860,833
Unit-based compensation	—	1,172	—	—	—	—	1,172
Common units issued for acquisition	15,250	336,872	—	—	—	—	336,872
Issuance of common units, net	92	—	—	—	—	—	—
Distribution equivalent rights payments	—	(193)	—	—	—	—	(193)
Distributions to public	—	(75,749)	—	—	—	—	(75,749)
Distributions to Diamondback	—	(803)	—	(100)	—	(99,782)	(100,685)
Distributions to General Partner	—	—	—	—	(80)	—	(80)
Change in ownership of consolidated subsidiaries, net	—	(93,473)	—	—	—	93,473	—
Cash paid for tax withholding on vested common units	—	(20)	—	—	—	—	(20)
Repurchased units as part of unit buyback	(2,613)	(45,999)	—	—	—	—	(45,999)
Net income (loss)	—	57,939	—	—	—	198,738	256,677
Balance at December 31, 2021	78,546	$813,161	90,710	$931	$729	$1,418,007	$2,232,828

See accompanying notes to consolidated financial statements.

Viper Energy Partners LP
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$256,677	$(193,413)	$221,210
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income tax expense (benefit)	—	142,466	(41,582)
Depletion	102,987	100,501	78,178
Impairment	—	69,202	—
(Gain) loss on derivative instruments, net	69,409	63,591	—
Net cash receipts (payments) on derivatives	(92,585)	(36,998)	—
(Gain) loss on revaluation of investment	—	8,556	(4,832)
Other	4,710	3,589	2,800
Changes in operating assets and liabilities:
Royalty income receivable	(36,358)	25,879	(19,266)
Royalty income receivable—related party	(146)	8,578	(7,087)
Other	2,420	4,605	7,270
Net cash provided by (used in) operating activities	307,114	196,556	236,691
Cash flows from investing activities:
Acquisitions of oil and natural gas interests	(281,176)	(65,678)	(530,572)
Proceeds from sale of assets	—	38,594	—
Proceeds from the sale of investments	—	10,801	—
Net cash provided by (used in) investing activities	(281,176)	(16,283)	(530,572)
Cash flows from financing activities:
Proceeds from borrowings under credit facility	330,000	104,000	590,500
Repayment on credit facility	(110,000)	(116,500)	(905,000)
Proceeds from senior notes	—	—	500,000
Repayment of senior notes	—	(19,697)	—
Debt issuance costs	(2,885)	(111)	(10,863)
Proceeds from public offerings	—	—	340,860
Repurchased units as part of unit buyback	(45,999)	(24,026)	—
Distributions to public	(75,942)	(45,674)	(107,074)
Distributions to Diamondback	(100,685)	(62,282)	(133,211)
Other	(100)	(464)	(405)
Net cash provided by (used in) financing activities	(5,611)	(164,754)	274,807
Net increase (decrease) in cash and cash equivalents	20,327	15,519	(19,074)
Cash, cash equivalents and restricted cash at beginning of period	19,121	3,602	22,676
Cash, cash equivalents and restricted cash at end of period	$39,448	$19,121	$3,602

Supplemental disclosure of cash flow information:
Interest paid	$30,784	$33,121	$13,803
Supplemental disclosure of non—cash transactions:
OpCo units issued for the Drop-Down transaction	$—	$—	$497,162
Common units issued for acquisition	$336,872	$—	$124,012

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

As of December 31, 2021, Viper Energy Partners GP LLC (the “General Partner”), held a 100% general partner interest in the Partnership and Diamondback beneficially owned an approximate 54% of the Partnership’s total limited partner units outstanding. Diamondback owns and controls the General Partner.

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

Making accurate estimates and assumptions is particularly difficult in the oil and natural gas industry given the challenges resulting from volatility in oil and natural gas prices. For instance, in 2020, the effects of COVID-19 and actions by OPEC members and other exporting nations on the supply and demand in global oil and natural gas markets resulted in significant negative pricing pressure in the first half of 2020, followed by a recovery in pricing and an increase in demand in the second half of 2020 and into 2021. However, the COVID-19 Delta variant emerged in March 2021 and became highly transmissible in July 2021, and the Omicron variant emerged in November 2021, which contributed to additional pricing volatility during the fourth quarter of 2021. The financial results of companies in the oil and natural gas industry have been impacted materially as a result of changing market conditions. Such circumstances generally increase uncertainty in the Partnership’s accounting estimates, particularly those involving financial forecasts.

The Partnership evaluates these estimates on an ongoing basis, using historical experience, consultation with experts and other methods the Partnership considers reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from the Partnership’s estimates. Any effects on the Partnership’s business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. Significant items subject to such estimates and assumptions include, but are not limited to, estimates of proved oil and natural gas reserves and related present value estimates of future net cash flows therefrom, the carrying value of oil and natural gas properties, the recoverability of costs of unevaluated properties, the fair value determination of assets and liabilities, including those acquired by the Partnership, fair value estimates of commodity derivatives and estimates of income taxes.

Viper Energy Partners LP
Notes to Consolidated Financial Statements - (Continued)
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

The Partnership adopted Accounting Standards Update (“ASU”) 2016-13 and the subsequent applicable modifications to the rule on January 1, 2020. Accounts receivable are stated at amounts due from purchasers, net of an allowance for expected losses as estimated by the Partnership when collection is deemed doubtful. Accounts receivable outstanding longer than the contractual payment terms are considered past due. The Partnership determines its allowance by considering a number of factors, including the Partnership’s previous loss history, the debtor’s current ability to pay its obligation to the Partnership, the condition of the general economy and the industry as a whole. The Partnership writes off specific accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for expected losses. The adoption of ASU 2016-13 did not result in a material change to the Partnership’s allowance, and no cumulative-effect adjustment was made to beginning unitholders’ equity. At December 31, 2021 and December 31, 2020, the Partnership’s allowance for expected losses was immaterial.

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

Viper Energy Partners LP
Notes to Consolidated Financial Statements - (Continued)
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

Oil and Natural Gas Properties

The Partnership uses the full cost method of accounting for its oil and natural gas properties. Under this method, all acquisition, exploration and development costs, including certain internal costs, are capitalized and amortized on a composite unit of production method based on proved oil, natural gas liquids and natural gas reserves. Internal costs capitalized to the full cost pool represent management’s estimate of costs incurred directly related to exploration and development activities such as geological and other administrative costs associated with overseeing the exploration and development activities. All internal costs not directly associated with exploration and development activities were charged to expense as they were incurred. Sales of oil and natural gas properties, whether or not being amortized currently, are accounted for as adjustments of capitalized costs, with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil, natural gas liquids and natural gas. At December 31, 2021 and 2020, the Partnership’s oil and natural gas properties consist solely of mineral interests in oil and natural gas properties.

Depletion of evaluated oil and natural gas properties is computed on the units of production method, whereby capitalized costs are amortized over total proved reserves. The average depletion rate per barrel equivalent unit of production was $10.04, $10.34 and $9.95 for the years ended December 31, 2021, 2020 and 2019, respectively. Depletion for oil and natural gas properties was $103.0 million, $100.5 million and $78.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Under the full cost method of accounting, the Partnership is required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of the proved oil and natural gas properties. Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes, or the cost center ceiling. The cost center ceiling is defined as the sum of (a) estimated future net revenues, discounted at 10% per annum, from proved reserves, based on the trailing 12-month unweighted average of the first-day-of-the-month price, adjusted for any contract provisions and excluding the estimated abandonment costs for properties with asset retirement obligations recorded on the balance sheet, (b) the cost of properties not being amortized, if any, and (c) the lower of cost or market value of unproved properties included in the cost being amortized, including related deferred taxes for differences between the book and tax basis of the oil and natural gas properties. If the net book value, including related deferred taxes, exceeds the ceiling, an impairment or non-cash write-down is required. See Note 5—Oil and Natural Gas Interests for additional discussion of our oil and natural gas properties.

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

Viper Energy Partners LP
Notes to Consolidated Financial Statements - (Continued)
Debt Issuance Costs

Other assets include capitalized costs related to the credit facility of $9.6 million and $6.7 million, and accumulated amortization of those costs over the term of the credit agreement of $6.8 million and $4.4 million as of December 31, 2021, and 2020, respectively.

Long-term debt includes insignificant capitalized costs related to the Partnership’s 5.375% senior notes due 2027 (the “Notes”). The costs associated with the Notes are being netted against the Notes balances and amortized over the term of the Notes using the effective interest method. See Note 6—Debt for further details.

Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2021	2020
	(In thousands)
Interest payable	$4,430	$4,311
Ad valorem taxes payable	6,201	6,501
Derivatives instruments payable	8,879	7,392
Other	1,470	58
Total accrued liabilities	$20,980	$18,262

Concentrations

The Partnership is subject to risk resulting from the concentration of the Partnership’s royalty interest revenue in producing oil and natural gas properties and receivables with several significant purchasers. For the year ended December 31, 2021, three purchasers each accounted for more than 10% of royalty interest revenue: Trafigura Trading LLC (17%), Shell Trading (US) Company (“Shell Trading”) (16%) and Vitol Midstream Pipeline LLC (12%). For the year ended December 31, 2020, four purchasers each accounted for more than 10% of royalty interest revenue: Trafigura Trading LLC (23%), Vitol Midstream Pipeline LLC (14%), Shell Trading (13%) and Concho Resources (11%). For the year ended December 31, 2019, three purchasers each accounted for more than 10% of royalty interest revenue: Trafigura Trading LLC (27%), Concho Resources (16%) and Shell Trading (12%). The Partnership does not require collateral and does not believe the loss of any single purchaser would materially impact the Partnership’s operating results, as crude oil and natural gas are fungible products with well-established markets and numerous purchasers.

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

The Partnership is continuing its practice of recognizing interest and penalties related to income tax matters as interest expense and general and administrative expenses, respectively. During the years ended December 31, 2021, 2020 and 2019, there was no interest or penalties associated with uncertain tax positions recognized in the Partnership’s consolidated financial statements. See Note 9—Income Taxes for further details.

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

Accounting Pronouncements Not Yet Adopted

There are no recent accounting pronouncements not yet adopted.

The Partnership considers the applicability and impact of all ASUs. ASUs not listed above were assessed and determined to be either not applicable, previously disclosed, or not material upon adoption.

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

For the years ended December 31, 2021, 2020 and 2019, any revenues recognized in the current reporting period for performance obligations satisfied in prior reporting periods was not material.

The following table disaggregates the Partnership’s total royalty income by product type:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Oil income	$397,513	$217,859	$264,376
Natural gas income	49,197	9,024	8,092
Natural gas liquids income	54,824	20,098	21,343
Total royalty income	$501,534	$246,981	$293,811

Viper Energy Partners LP
Notes to Consolidated Financial Statements - (Continued)
4.    ACQUISITIONS AND DIVESTITURES

2021 Activity

Swallowtail Acquisition

On October 1, 2021, the Partnership and the Operating Company acquired certain mineral and royalty interests from Swallowtail Royalties LLC and Swallowtail Royalties II LLC (the “Swallowtail entities”) pursuant to a definitive purchase and sale agreement for approximately 15.25 million common units and approximately $225.3 million in cash (the “Swallowtail Acquisition”). The mineral and royalty interests acquired in the Swallowtail Acquisition represent 2,313 net royalty acres primarily in the Northern Midland Basin, of which 62% are operated by Diamondback. The Swallowtail Acquisition has an effective date of August 1, 2021. In accordance with the terms of the purchase agreement, the Partnership deposited $30.0 million into an escrow account in August 2021, which was released upon the closing of the transaction. The cash portion of this transaction was funded through a combination of cash on hand and approximately of $190.0 million borrowings under the Operating Company’s revolving credit facility.

Other 2021 Acquisitions

Additionally during the year ended December 31, 2021, the Partnership acquired, from unrelated third party sellers, mineral and royalty interests representing 1,277 gross (392 net royalty) acres in the Permian Basin for an aggregate purchase price of approximately $55.1 million, after post-closing adjustments. The Partnership funded these acquisitions with cash on hand and borrowings under the Operating Company’s revolving credit facility.

2020 Acquisitions

During the year ended December 31, 2020, the Partnership acquired, from unrelated third party sellers, mineral and royalty interests representing 4,948 gross (417 net royalty) acres in the Permian Basin for an aggregate purchase price of approximately $64.2 million, after post-closing adjustments. The Partnership funded these acquisitions with cash on hand and borrowings under the Operating Company’s revolving credit facility.

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

Viper Energy Partners LP
Notes to Consolidated Financial Statements - (Continued)
Other 2019 Acquisitions

In addition, during the year ended December 31, 2019, the Partnership acquired, from unrelated third party sellers, mineral interests representing 136,012 gross (2,607 net royalty) acres for an aggregate of approximately $343.7 million. The Partnership funded these acquisitions with cash on hand, a portion of the net proceeds from its first quarter 2019 offering of common units and borrowings under the Operating Company’s revolving credit facility.

Divestitures of Certain Non-Core Assets and Investments

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

5.    OIL AND NATURAL GAS INTERESTS

Oil and natural gas interests include the following:

	December 31,
	2021	2020
	(In thousands)
Oil and natural gas interests:
Subject to depletion	$1,873,418	$1,530,636
Not subject to depletion	1,640,172	1,364,906
Gross oil and natural gas interests	3,513,590	2,895,542
Accumulated depletion and impairment	(599,163)	(496,176)
Oil and natural gas interests, net	2,914,427	2,399,366
Land	5,688	5,688
Property, net of accumulated depletion and impairment	$2,920,115	$2,405,054

Balance of costs not subject to depletion:
Incurred in 2021	$478,747
Incurred in 2020	55,041
Incurred in 2019	827,680
Incurred in 2018	278,704
Total not subject to depletion	$1,640,172

As of December 31, 2021 and December 31, 2020, the Partnership had mineral and royalty interests representing 27,027 and 24,350 net royalty acres, respectively.

Costs associated with unevaluated properties are excluded from the full cost pool until a determination as to the existence of proved reserves can be made. The inclusion of the Partnership’s unevaluated costs into the amortization base is expected to be completed within five to ten years.

Based on the results of the quarterly ceiling tests, the Partnership was not required to record an impairment on our proved oil and natural gas interests for the years ended December 31, 2021 and 2019, respectively. The Partnership recorded an impairment expense of $69.2 million as a result of the decline in commodity prices for the year ended December 31, 2020. In addition to commodity prices, the Partnership’s production rates, levels of proved reserves, transfers of unevaluated properties and other factors will determine its actual ceiling test limitations and impairment analysis in future periods. If the trailing 12-month commodity prices were to fall as compared to the commodity prices used in prior quarters, the Partnership will have write-downs in subsequent quarters, which may be material.

Viper Energy Partners LP
Notes to Consolidated Financial Statements - (Continued)
6.    DEBT

Long-term debt consisted of the following as of the dates indicated:

	December 31,
	2021	2020
	(In thousands)
5.375% senior unsecured notes due 2027	$479,938	$479,938
Revolving credit facility	304,000	84,000
Unamortized debt issuance costs	(1,757)	(2,058)
Unamortized discount	(5,454)	(6,236)
Total long-term debt	$776,727	$555,644

The Operating Company’s Revolving Credit Facility

On June 2, 2021, the Operating Company entered into the seventh amendment to the existing credit agreement, which (i) extended the maturity date under the credit agreement to June 2, 2025, (ii) changed the interest rates applicable to the loans under the credit agreement and certain fees payable under the credit agreement, and (iii) added a financial covenant requiring the ratio of secured debt to EBITDAX (as each is defined in the credit agreement) to be not greater than 2.50 to 1.0. On November 15, 2021, the Operating Company entered into the eighth amendment to the existing credit agreement, which maintained the maximum amount of the revolving credit facility at $2.0 billion, reaffirmed the borrowing base of $580.0 million based on the Operating Company’s oil and natural gas reserves and other factors, and allowed the Operating Company to elect a commitment amount that is less than its borrowing base as determined by the lenders. The borrowing base is scheduled to be redetermined semi-annually in May and November. In addition, the Operating Company and Wells Fargo may each request up to three interim redeterminations of the borrowing base during any 12-month period. As of December 31, 2021, the Operating Company had elected a commitment amount of $500.0 million, with $304.0 million of outstanding borrowings and $196.0 million available for future borrowings under the Operating Company’s revolving credit facility.

The outstanding borrowings under the credit agreement bear interest at a rate elected by the Operating Company that is equal to an alternative base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.50% and 3-month LIBOR plus 1.0%) or LIBOR, in each case plus the applicable margin. The applicable margin ranges from 1.00% to 2.00% per annum in the case of the alternative base rate and from 2.00% to 3.00% per annum in the case of LIBOR, in each case depending on the amount of the loans outstanding in relation to the commitment, which is calculated using the least of the maximum credit amount, the aggregate elected commitment amount and the borrowing base. The Operating Company is obligated to pay a quarterly commitment fee ranging from 0.375% to 0.500% per year on the unused portion of the commitment, which is also dependent on the amount of loans and letters of credit outstanding in relation to the commitment. Loan principal may be optionally repaid from time to time without premium or penalty (other than customary LIBOR breakage), and is required to be repaid (a) to the extent the loan amount exceeds the commitment or the borrowing base, whether due to a borrowing base redetermination or otherwise (in some cases subject to a cure period), (b) in an amount equal to the net cash proceeds from the sale of property when a borrowing base deficiency or event of default exists under the credit agreement and (c) at the maturity date. The loan is secured by substantially all the assets of the Partnership and the Operating Company. For the years ended December 31, 2021, 2020 and 2019, the weighted average interest rate on borrowings under the Operating Company’s revolving credit facility was 2.35%, 2.20%, and 4.51%, respectively.

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

Viper Energy Partners LP
Notes to Consolidated Financial Statements - (Continued)

As of December 31, 2021, the Operating Company was in compliance with all financial maintenance covenants under its credit agreement. The lenders may accelerate all of the indebtedness under the Operating Company’s revolving credit facility upon the occurrence and during the continuance of any event of default. The credit agreement contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross-default, bankruptcy and change of control. With certain specified exceptions, the terms and provisions of the credit agreement generally may be amended with the consent of the lenders holding a majority of the outstanding loans or commitments to lend.

7.    UNITHOLDERS’ EQUITY AND DISTRIBUTIONS

The Partnership has General Partner and limited partner units. At December 31, 2021, the Partnership had a total of 78,546,403 common units and 90,709,946 Class B units issued and outstanding, of which 731,500 common units and 90,709,946 Class B units were beneficially owned by Diamondback, representing approximately 54% of the Partnership’s total units outstanding. Diamondback also beneficially owns 90,709,946 Operating Company units, representing a 54% non-controlling ownership interest in the Operating Company. The Operating Company units and the Partnership’s Class B units beneficially owned by Diamondback are exchangeable from time to time for the Partnership’s common units (that is, one Operating Company unit and one Partnership Class B unit, together, will be exchangeable for one Partnership common unit).

Common Unit Repurchase Program

The board of directors of the Partnership’s general partner previously established a common unit repurchase program pursuant to which it was authorized to repurchase, in the open market or in privately negotiated transactions, its common units having the initial aggregate purchase price of up to $100.0 million and the initial term ending on December 31, 2021. Prior to the expiration of the initial repurchase program, the board of directors of the Partnership’s general partner approved an increase to the common unit repurchase program to up to $150.0 million of the Partnership’s outstanding common units and extended the authorization indefinitely. The increased repurchase program went into effect on November 15, 2021. During the years ended December 31, 2021 and 2020, the Partnership repurchased approximately $46.0 million and $24.0 million of common units under the repurchase program, respectively. As of December 31, 2021, $80.0 million remains available for use to repurchase units under the repurchase program. The Partnership intends to purchase common units under the repurchase program opportunistically with funds from cash on hand, free cash flow from operations and potential liquidity events such as the sale of assets. This repurchase program may be suspended from time to time, modified, extended or discontinued by the board of directors of the Partnership’s General Partner at any time.

Changes in Ownership of Consolidated Subsidiaries

Non-controlling interest in the accompanying consolidated financial statements represents Diamondback’s ownership in the net assets of the Operating Company. Diamondback’s relative ownership interest in the Operating Company can change due to the Partnership’s public offerings, issuance of units for acquisitions, issuance of unit-based compensation, repurchases of common units and distribution equivalent rights paid on the Partnership’s units. These changes in ownership percentage and the disproportionate allocation of net income (loss) to Diamondback discussed below result in adjustments to non-controlling interest and common unitholder equity, tax effected, but do not impact earnings.

The following table summarizes the changes in common unitholder equity due to changes in ownership interest during the period:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Net income (loss) attributable to the Partnership	$57,939	$(192,304)	$46,281
Change in ownership of consolidated subsidiaries	(93,473)	(34,087)	(15,054)
Change from net income (loss) attributable to the Partnership's unitholders and transfers to non-controlling interest	$(35,534)	$(226,391)	$31,227

Viper Energy Partners LP
Notes to Consolidated Financial Statements - (Continued)
Cash Distributions

Beginning with the first quarter of 2020, the board of directors of the General Partner revised the distribution policy to provide that the Operating Company would distribute a percentage of its available cash to its unitholders (including Diamondback and the Partnership) rather than all of its available cash as it had previously done. The Partnership in turn distributes all of the available cash it receives from the Operating Company to its common unitholders. The Partnership’s available cash, and the available cash of the Operating Company, for each quarter is determined by the board of directors of the General Partner following the end of such quarter. The Operating Company’s available cash generally equals its Adjusted EBITDA for the quarter, less cash needed for debt service and other contractual obligations, fixed charges and reserves for future operating or capital needs that the board of directors of the General Partner deems necessary or appropriate, if any. The Partnership’s available cash for each quarter generally equals its Adjusted EBITDA (which is the Partnership’s proportional share of its available cash of the Operating Company for the quarter), less cash needed for the payment of income taxes by it, if any, and the preferred distribution. Immediately prior to the revisions to the distribution policy described above, the Operating Company’s policy was to distribute all of its available cash quarterly to its unitholders. The distribution policy changes noted above were made to enable the Operating Company to retain cash flow to help strengthen the Partnership’s balance sheet while also expanding the return of capital program through the Partnership’s common unit repurchase program.

The board of directors of the General Partner may change the distribution policies at any time. The Partnership is not required to pay distributions to its common unitholders on a quarterly or other basis.

The following table presents cash distributions approved by the board of directors of the General Partner for the periods presented:

			Distributions
			(In thousands)
Period	Amount per Unit	Percentage of Operating Company Available Cash Distributed	Operating Company Distributions to Diamondback	Common Unitholders(1)	Declaration Date	Unitholder Record Date	Payment Date
Q4 2018	$0.51	100%	$36,934	$26,382	January 30, 2019	February 19, 2019	February 25, 2019
Q1 2019	$0.38	100%	$27,519	$23,839	April 25, 2019	May 13, 2019	May 20, 2019
Q2 2019	$0.47	100%	$34,036	$29,483	July 28, 2019	August 14, 2019	August 21, 2019
Q3 2019	$0.46	100%	$33,312	$28,639	October 25, 2019	November 8, 2019	November 15, 2019
Q4 2019	$0.45	100%	$40,819	$30,543	February 7, 2020	February 21, 2020	February 28, 2020
Q1 2020	$0.10	25%	$9,074	$6,790	April 30, 2020	May 14, 2020	May 21, 2020
Q2 2020	$0.03	25%	$2,720	$2,034	July 29, 2020	August 13, 2020	August 20, 2020
Q3 2020	$0.10	50%	$9,072	$6,805	October 28, 2020	November 12, 2020	November 19, 2020
Q4 2020	$0.14	50%	$12,699	$9,162	February 19, 2021	March 4, 2021	March 11, 2021
Q1 2021	$0.25	60%	$22,678	$16,230	April 27, 2021	May 13, 2021	May 20, 2021
Q2 2021	$0.33	70%	$29,936	$21,235	July 28, 2021	August 12, 2021	August 19, 2021
Q3 2021	$0.38	70%	$34,469	$30,118	October 27, 2021	November 11, 2021	November 18, 2021
(1)Includes amounts paid to Diamondback for the 731,500 common units beneficially owned by Diamondback.

Cash distributions will be made to the common unitholders of record on the applicable record date, generally within 60 days after the end of each quarter.

Allocation of Net Income

The Partnership, as managing member of the Operating Company, has entered into an agreement whereby special allocations of the Operating Company’s income and gains over losses and deductions (but before depletion) are to be made to Diamondback. This agreement was amended in December 2021 to shorten the remaining period of special allocations to Diamondback by one year, so that the special allocation period will end on December 31, 2022, rather than on December 31, 2023. These special income allocations will reduce the taxable income allocated to the Partnership’s common unitholders.

Viper Energy Partners LP
Notes to Consolidated Financial Statements - (Continued)
8.    EARNINGS PER COMMON UNIT

The net income (loss) per common unit on the consolidated statements of operations is based on the net income (loss) of the Partnership for the years ended December 31, 2021, 2020 and 2019, since this is the amount of net income (loss) that is attributable to the Partnership’s common units.

The Partnership’s net income (loss) is allocated wholly to the common units, as the General Partner does not have an economic interest. Payments made to the Partnership’s unitholders are determined in relation to the cash distribution policy described in Note 7—Unitholders' Equity and Partnership Distributions.

Basic and diluted earnings per common unit is calculated using the two-class method. The two class method is an earnings allocation proportional to the respective ownership among holders of common units and participating securities. Basic net income (loss) per common unit is calculated by dividing net income (loss) by the weighted-average number of common units outstanding during the period. Diluted net income (loss) per common unit gives effect, when applicable, to unvested common units granted under the LTIP.

A reconciliation of the components of basic and diluted earnings per common unit is presented in the table below:

	Year Ended December 31,
	2021	2020	2019
	(In thousands, except per unit amounts)
Net income (loss) attributable to the period	$57,939	$(192,304)	$46,281
Less: net income (loss) allocated to participating securities(1)	193	(44)	(117)
Net income (loss) attributable to common unitholders	$58,132	$(192,348)	$46,164
Weighted average common units outstanding:
Basic weighted average common units outstanding	68,319	67,686	61,744
Effect of dilutive securities:
Potential common units issuable(2)	72	—	43
Diluted weighted average common units outstanding	68,391	67,686	61,787
Net income (loss) per common unit, basic	$0.85	$(2.84)	$0.75
Net income (loss) per common unit, diluted	$0.85	$(2.84)	$0.75
(1)    Distribution equivalent rights granted to employees are considered participating securities.
(2) For the year ended December 31, 2021, 10,160 potential common units were excluded from the computation of diluted earnings per common unit because their inclusion would have been anti-dilutive. For the year ended December 31, 2020, no potential common units were included in the computation of diluted earnings per common unit because their inclusion would have been anti-dilutive as a result of recording a net loss attributable to the common unitholders for the period.

9.    INCOME TAXES

The Partnership’s total income tax expense for the year ended December 31, 2021 differed from amounts computed by applying the United States federal statutory tax rate to pre-tax income for the period primarily due to net income attributable to the non-controlling interest and the impact of maintaining a valuation allowance on the Partnership’s deferred tax assets. For the year ended December 31, 2020, total income tax expense differed from amounts computed by applying the United States federal statutory rate to pre-tax loss for the period primarily due to net loss attributable to the non-controlling interest and the impact of recording a valuation allowance on the Partnership’s deferred tax assets. Total income tax benefit for the year ended December 31, 2019 differed from amounts computed by applying the United States federal statutory tax rate to pre-tax income for the period primarily due to net income attributable to the non-controlling interest and the revision of estimated deferred taxes recognized as a result of the Partnership’s change in tax status.

Viper Energy Partners LP
Notes to Consolidated Financial Statements - (Continued)
The components of the provision for income taxes and effective tax rates for the years ended December 31, 2021, 2020 and 2019 are as follows:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Current income tax provision (benefit):
Federal	$1,218	$—	$—
State	303	—	—
Total current income tax provision (benefit)	1,521	—	—
Deferred income tax provision (benefit):
Federal	—	142,466	(41,582)
State	—	—	—
Total deferred income tax provision (benefit)	—	142,466	(41,582)
Total provision (benefit) from income taxes	$1,521	$142,466	$(41,582)

Effective tax rates	0.6%	(279.6)%	(23.1)%

A reconciliation of the statutory federal income tax amount to the recorded expense is as follows:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Income tax expense (benefit) at the federal statutory rate (21%)	$54,221	$(10,699)	$37,722
Impact of nontaxable noncontrolling interest	(41,735)	233	(36,735)
State income tax expense (benefit), net of federal tax effect	262	—	—
Deferred taxes related to change in tax status	—	—	(42,424)
Change in valuation allowance	(11,175)	152,898	—
Other, net	(52)	34	(145)
Provision for (benefit from) income taxes	$1,521	$142,466	$(41,582)

The components of the Partnership’s deferred tax assets and liabilities as of December 31, 2021 and 2020 are as follows:

	Year Ended December 31,
	2021	2020
	(In thousands)
Deferred tax assets:
Net operating loss and interest expense carryforwards (indefinite life carryforward)	$6,014	$10,477
Investment in the Operating Company	163,065	150,127
Total deferred tax assets	169,079	160,604
Valuation allowance	(169,079)	(160,604)
Net deferred tax assets	—	—
Net deferred tax assets (liabilities)	$—	$—

As of December 31, 2021 and 2020, the Partnership had no net deferred tax assets or deferred tax liabilities. Subsequent to the Partnership’s change in tax status, deferred taxes are provided on the difference between the Partnership’s basis for financial accounting purposes and basis for federal income tax purposes in its investment in the Operating Company. At December 31, 2021, the Partnership had federal net operating loss carryforwards of approximately $28.6 million which may be carried forward indefinitely to offset future taxable income.

Viper Energy Partners LP
Notes to Consolidated Financial Statements - (Continued)
As of December 31, 2021, the Partnership had a valuation allowance of approximately $169.1 million related to deferred tax assets the Partnership does not believe are more likely than not to be realized. Management considers the likelihood that the Partnership’s net operating losses and other deferred tax attributes will be utilized prior to their expiration, if applicable. The determination to record a valuation allowance was based on management’s assessment of all available evidence, both positive and negative, supporting realizability of the Partnership’s deferred tax assets as required by applicable accounting standards. In light of those criteria for recognizing the tax benefit of deferred tax assets, the Partnership’s assessment resulted in application of a valuation allowance against the Partnership’s federal deferred tax assets as of March 31, 2020 and subsequent balance sheet dates within the years ended December 31, 2021 and 2020. In addition, a valuation allowance was maintained against state net operating loss carryforwards not anticipated to be utilized prior to expiration.

The Partnership principally operates in the state of Texas. For the years ended December 31, 2021, the Partnership accrued $0.3 million state income tax expenses for its share of Texas margin tax attributable to the Partnership’s results which are included in a combined tax return filed by Diamondback. For the year ended December 31, 2020, the Partnership did not accrue any state income tax expenses. At December 31, 2021, the Partnership did not have any significant uncertain tax positions requiring recognition in the financial statements. In addition to the 2019 through 2021 tax years, our 2018 tax year during which we elected to be treated as a corporation for income tax purposes, remains open to examination by tax authorities.

The American Rescue Plan was enacted on March 11, 2021 and the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020, which included a number of provisions applicable to U.S. income taxes for corporations. The Partnership considered the impact of this legislation in the period of enactment and concluded there was not a material impact to the Partnership’s current or deferred income tax balances.

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

Commodity Contracts

During 2021, the Partnership used fixed price swap contracts, fixed price basis swap contracts and costless collars with corresponding put and call options to reduce price volatility associated with certain of its royalty income. Under the Partnership’s costless collar contracts, each collar has an established floor price and ceiling price. When the settlement price is below the floor price, the counterparty is required to make a payment to the Partnership and when the settlement price is above the ceiling price, the Partnership is required to make a payment to the counterparty. When the settlement price is between the floor and the ceiling, there is no payment required.

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

Viper Energy Partners LP
Notes to Consolidated Financial Statements - (Continued)
As of December 31, 2021, the Partnership had the following outstanding derivative contracts. When aggregating multiple contracts, the weighted average contract price is disclosed.

					Swaps		Collars		Puts
Settlement Month	Settlement Year	Type of Contract	Bbls/Mcf Per Day	Index	Weighted Average Differential	Weighted Average Fixed Price	Weighted Average Floor Price	Weighted Average Ceiling Price	Strike Price
OIL
Jan. - Mar.	2022	Collars	2,500	WTI Cushing	$—	$—	$45.00	$79.55	$—
Apr. - Jun.	2022	Collars	2,000	WTI Cushing	$—	$—	$45.00	$80.15	$—
Jul. - Sep.	2022	Collars	4,000	WTI Cushing	$—	$—	$45.00	$92.65	$—
Jan. - Mar.	2022	Puts(1)	9,500	WTI Cushing	$—	$—	$—	$—	$47.51
Apr. - Jun.	2022	Puts(2)	8,000	WTI Cushing	$—	$—	$—	$—	$47.50
NATURAL GAS
Jan. - Dec.	2022	Collars	20,000	Henry Hub	$—	$—	$2.50	$4.62	$—
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

Gains and Losses on Derivative Instruments

The following table summarizes the gains and losses on derivative instruments included in the consolidated statements of operations and the net cash receipts (payments) on derivatives for the periods presented:

	Year Ended December 31,
	2021	2020
	(In thousands)
Gain (loss) on derivative instruments	$(69,409)	$(63,591)
Net cash receipts (payments) on derivatives	$(92,585)	$(36,998)

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

Viper Energy Partners LP
Notes to Consolidated Financial Statements - (Continued)
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

The following table provides (i) fair value measurement information for financial assets and liabilities measured at fair value on a recurring basis, (ii) the gross amounts of recognized derivative assets and liabilities, (iii) the amounts offset under master netting arrangements with counterparties, and (iv) the resulting net amounts presented in the Partnership’s consolidated balance sheets as of December 31, 2021 and December 31, 2020. The net amounts are classified as current or noncurrent based on their anticipated settlement dates.

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total Gross Fair Value	Gross Amounts Offset in Balance Sheet	Net Fair Value Presented in Balance Sheet
	(In thousands)
Assets:
Current:
Derivative instruments	$—	$1,921	$—	$1,921	$(1,921)	$—
Liabilities:
Current:
Derivative instruments	$—	$5,338	$—	$5,338	$(1,921)	$3,417

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total Gross Fair Value	Gross Amounts Offset in Balance Sheet	Net Fair Value Presented in Balance Sheet
	(In thousands)
Assets:
Current:
Derivative instruments	$—	$2,340	$—	$2,340	$(2,340)	$—
Liabilities:
Current:
Derivative instruments	$—	$28,933	$—	$28,933	$(2,340)	$26,593

Assets and Liabilities Not Recorded at Fair Value

The following table provides the fair value of financial instruments that are not recorded at fair value in the consolidated balance sheets:

	December 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Debt:
Revolving credit facility	$304,000	$304,000	$84,000	$84,000
5.375% senior notes due 2027(1)	$472,727	$498,992	$471,644	$501,439
(1) The carrying value includes associated deferred loan costs and any discount.

Viper Energy Partners LP
Notes to Consolidated Financial Statements - (Continued)

The fair value of the Operating Company’s revolving credit facility approximates the carrying value based on borrowing rates available to the Partnership for bank loans with similar terms and maturities and is classified as Level 2 in the fair value hierarchy. The fair value of the Notes was determined using the December 31, 2021 quoted market price, a Level 1 classification in the fair value hierarchy.

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

13.    SUBSEQUENT EVENTS

Cash Distribution

On February 16, 2022, the board of directors of the General Partner approved a cash distribution for the fourth quarter of 2021 of $0.47 per common unit, payable on March 11, 2022, to unitholders of record at the close of business on March 4, 2022.

Repurchase of Units

On January 13, 2022, as part of our common unit repurchase program, the Partnership repurchased 1.5 million common units with an aggregate purchase price of approximately $37.3 million in a privately negotiated transaction with an affiliate of Blackstone. This was funded through a combination of cash on hand and borrowings under the Operating Company’s revolving credit facility and was accounted for under the cost method. The common units were immediately retired.

Divestiture

In the first quarter of 2022, the Partnership divested 325 net royalty acres of third party operated acreage located entirely in Upton and Reagan counties in the Midland Basin for an aggregate sales price of $29.3 million, subject to post-closing adjustments.

Viper Energy Partners LP
Notes to Consolidated Financial Statements - (Continued)
14.    SUPPLEMENTAL INFORMATION ON OIL AND NATURAL GAS OPERATIONS (Unaudited)

The Partnership’s oil and natural gas reserves are attributable solely to properties within the United States.

Capitalized oil and natural gas costs

Aggregate capitalized costs related to oil and natural gas production activities with applicable accumulated depreciation, depletion and amortization are as follows:

	December 31,
	2021	2020
	(In thousands)
Oil and natural gas interests:
Proved	$1,873,418	$1,530,636
Unproved	1,640,172	1,364,906
Total oil and natural gas interests	3,513,590	2,895,542
Accumulated depletion and impairment	(599,163)	(496,176)
Net oil and natural gas interests capitalized	$2,914,427	$2,399,366

Costs incurred in oil and natural gas activities

Costs incurred in oil and natural gas property acquisition activities are as follows:

	December 31,
	2021	2020	2019
	(In thousands)
Acquisition costs:
Proved properties	$138,882	$9,509	$318,525
Unproved properties	479,041	56,169	833,221
Total	$617,923	$65,678	$1,151,746

Results of Operations from Oil and Natural Gas Producing Activities

Substantially all of the Partnership’s producing activities are from oil and natural gas activities and are included in the Consolidated Statements of Operations above.

Oil and Natural Gas Reserves

Proved oil and natural gas reserve estimates as of December 31, 2021, 2020 and 2019 were prepared by Ryder Scott Company, L.P., independent petroleum engineers. Proved reserves were estimated in accordance with guidelines established by the SEC, which require that reserve estimates be prepared under existing economic and operating conditions based upon the 12-month unweighted average of the first-day-of-the-month prices.

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

Viper Energy Partners LP
Notes to Consolidated Financial Statements - (Continued)
The changes in estimated proved reserves are as follows:

	Oil (Bbls)	Natural Gas Liquids (Bbls)	Natural Gas (Mcf)
	(In thousands)
Proved Developed and Undeveloped Reserves:
As of December 31, 2018	41,878	10,992	61,597
Purchase of reserves in place	12,949	4,895	24,423
Extensions and discoveries	11,526	3,095	14,822
Revisions of previous estimates	(6,810)	1,041	2,589
Production	(5,123)	(1,459)	(7,657)
As of December 31, 2019	54,420	18,564	95,774
Purchase of reserves in place	491	113	507
Extensions and discoveries	15,415	4,424	23,982
Revisions of previous estimates	(6,685)	763	11,043
Divestitures	(155)	(63)	(370)
Production	(5,956)	(1,848)	(11,486)
As of December 31, 2020	57,530	21,953	119,450
Purchase of reserves in place	5,246	2,264	9,549
Extensions and discoveries	17,256	7,182	39,256
Revisions of previous estimates	(4,544)	(1,339)	29,788
Divestitures	(180)	(114)	(681)
Production	(6,068)	(1,913)	(13,672)
As of December 31, 2021	69,240	28,033	183,690

Proved Developed Reserves:
December 31, 2019	40,857	14,994	80,737
December 31, 2020	40,220	16,724	93,617
December 31, 2021	49,280	19,476	134,485

Proved Undeveloped Reserves:
December 31, 2019	13,563	3,570	15,037
December 31, 2020	17,310	5,229	25,833
December 31, 2021	19,960	8,557	49,205

Revisions represent changes in previous reserves estimates, either upward or downward, resulting from new information normally obtained from development drilling and production history or resulting from a change in economic factors, such as commodity prices, operating costs or development costs.

During the year ended December 31, 2021, the Partnership’s total extensions and discoveries of 30,981 MBOE resulted primarily from the drilling of 407 new wells and from 336 new proved undeveloped locations added. The Partnership’s total negative revisions of previous estimated quantities of 918 MBOE were due to PUD downgrades of 11,263 MBOE which were largely offset by positive revisions of 10,345 MBOE attributable to price and performance revisions. Total purchases of reserves in place of 9,102 MBOE resulted from multiple acquisitions of certain mineral and royalty interests, including the Swallowtail Acquisition.

During the year ended December 31, 2020, the Partnership’s extensions and discoveries of 23,836 MBOE resulted primarily from the drilling of 652 new wells and from 299 new proved undeveloped locations added. The Partnership’s negative revisions of previous estimated quantities of 4,082 MBOE were due to negative price revisions and PUD downgrades. 114 MBOE of PUDs were downgraded from non-operated properties and 804 MBOE of PUDs were downgraded from Diamondback-operated properties, with the Diamondback-operated downgrades due to changes in the development plan and optimization of the inventory. The purchase of reserves in place of 689 MBOE were due to multiple acquisitions of certain mineral and royalty interests.

Viper Energy Partners LP
Notes to Consolidated Financial Statements - (Continued)
During the year ended December 31, 2019, the Partnership’s extensions and discoveries of 17,091 MBOE resulted primarily from the drilling of 829 new wells and from 97 new proved undeveloped locations added. The Partnership’s negative revisions of previous estimated quantities of 5,337 MBOE were primarily due to proved undeveloped reserves downgrades and realized prices, which were partially offset by extensions and performance. The purchase of reserves in place of 21,914 MBOE were due to multiple acquisitions, primarily the Drop-Down transaction from Diamondback and the acquisition of certain mineral and royalty interests from Santa Elena Minerals, LP.

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

The following table sets forth the standardized measure of discounted future net cash flows attributable to the Partnership’s proved oil and natural gas reserves as of December 31, 2021, 2020 and 2019:

	December 31,
	2021	2020	2019
	(In thousands)
Future cash inflows	$5,763,433	$2,460,052	$3,218,257
Future production taxes	(416,761)	(181,067)	(237,181)
Future income tax expense	(572,991)	(22,993)	(150,373)
Future net cash flows	4,773,681	2,255,992	2,830,703
10% discount to reflect timing of cash flows	(2,680,564)	(1,232,398)	(1,512,315)
Standardized measure of discounted future net cash flows	$2,093,117	$1,023,594	$1,318,388

The following table presents the weighted average first-day-of–the-month prices for oil, natural gas and natural gas liquids utilized in the computation of future cash inflows:

	December 31,
	2021	2020	2019
Oil (per Bbl)	$64.87	$37.61	$52.86
Natural gas (per Mcf)	$2.97	$0.34	$0.51
Natural gas liquids (per Bbl)	$25.93	$11.65	$15.79

Principal changes in the standardized measure of discounted future net cash flows attributable to the Partnership’s proved reserves are as follows:

	December 31,
	2021	2020	2019
	(In thousands)
Standardized measure of discounted future net cash flows at the beginning of the period	$1,023,594	$1,318,388	$1,139,382
Purchase of minerals in place	170,205	10,781	339,814
Divestiture of reserves	(4,402)	(3,481)	—
Sales of oil and natural gas, net of production costs	(468,976)	(227,137)	(274,735)
Extensions and discoveries	615,762	280,486	330,097
Net changes in prices and production costs	863,458	(465,582)	(301,182)
Revisions of previous quantity estimates	45,788	(87,614)	(114,409)
Net changes in income taxes	(243,186)	59,754	56,502
Accretion of discount	103,446	138,901	126,650
Net changes in timing of production and other	(12,572)	(902)	16,269
Standardized measure of discounted future net cash flows at the end of the period	$2,093,117	$1,023,594	$1,318,388