Form 10-Q
period 2022-03-31
Viper Energy Partners LP
filed 2022-05-05
CIK 1602065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2022
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

As of April 29, 2022, the registrant had outstanding 76,966,203 common units representing limited partner interests and 90,709,946 Class B units representing limited partner interests.

VIPER ENERGY PARTNERS LP
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2022

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Various statements contained in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which involve risks, uncertainties, and assumptions. All statements, other than statements of historical fact, including statements regarding our: future performance; business strategy; future operations; estimates and projections of operating income, losses, costs and expenses, returns, cash flow, and financial position; production levels on properties in which we have mineral and royalty interests, developmental activity by other operators; reserve estimates and our ability to replace or increase reserves; anticipated benefits of strategic transactions (including acquisitions and divestitures); and plans and objectives of management (including Diamondback’s plans for developing our acreage and our cash distribution policy and repurchases of our common units and/or senior notes) are forward-looking statements. When used in this report, the words “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “guidance,” “intend,” “may,” “model,” “outlook,” “plan,” “positioned,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions (including the negative of such terms) as they relate to us are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. In particular, the factors discussed in this report and detailed under Part II. Item 1A. Risk Factors and our Annual Report on Form 10-K for the year ended December 31, 2021 could affect our actual results and cause our actual results to differ materially from expectations, estimates or assumptions expressed, forecasted or implied in such forward-looking statements. Unless the context requires otherwise, references to “we,” “us,” “our” or “the Partnership” are intended to mean the business and operations of the Partnership and the Operating Company.

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
•changes in availability or cost of rigs, equipment, raw materials, supplies and oilfield services impacting our operators;
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
•changes in our credit rating; and
•other risks and factors disclosed in our Annual Report on Form 10–K for the year ended December 31, 2021.

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

PART I. FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Viper Energy Partners LP
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2022	2021
	(In thousands, except unit amounts)
Assets
Current assets:
Cash and cash equivalents	$33,066	$39,448
Royalty income receivable (net of allowance for credit losses)	98,500	68,568
Royalty income receivable—related party	4,192	2,144
Other current assets	944	989
Total current assets	136,702	111,149
Property:
Oil and natural gas interests, full cost method of accounting ($1,602,581 and $1,640,172 excluded from depletion at March 31, 2022 and December 31, 2021, respectively)	3,481,633	3,513,590
Land	5,688	5,688
Accumulated depletion and impairment	(626,574)	(599,163)
Property, net	2,860,747	2,920,115
Derivative instruments	1,705	—
Other assets	1,931	2,757
Total assets	$3,001,085	$3,034,021
Liabilities and Unitholders’ Equity
Current liabilities:
Accounts payable	$14	$69
Accrued liabilities	23,873	20,980
Derivative instruments	13,217	3,417
Total current liabilities	37,104	24,466
Long-term debt, net	721,005	776,727
Total liabilities	758,109	801,193
Commitments and contingencies (Note 12)
Unitholders’ equity:
General Partner	709	729
Common units (76,966,203 units issued and outstanding as of March 31, 2022 and 78,546,403 units issued and outstanding as of December 31, 2021)	768,747	813,161
Class B units (90,709,946 units issued and outstanding as of March 31, 2022 and December 31, 2021)	906	931
Total Viper Energy Partners LP unitholders’ equity	770,362	814,821
Non-controlling interest	1,472,614	1,418,007
Total equity	2,242,976	2,232,828
Total liabilities and unitholders’ equity	$3,001,085	$3,034,021

See accompanying notes to condensed consolidated financial statements.

Viper Energy Partners LP
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(In thousands, except per unit amounts)
Operating income:
Royalty income	$193,089	$96,512
Lease bonus income	8,682	325
Other operating income	132	139
Total operating income	201,903	96,976
Costs and expenses:
Production and ad valorem taxes	13,870	6,649
Depletion	27,411	24,886
General and administrative expenses	1,953	2,221
Total costs and expenses	43,234	33,756
Income (loss) from operations	158,669	63,220
Other income (expense):
Interest expense, net	(9,645)	(7,860)
Gain (loss) on derivative instruments, net	(18,359)	(31,504)
Other income, net	6	38
Total other expense, net	(27,998)	(39,326)
Income (loss) before income taxes	130,671	23,894
Provision for (benefit from) income taxes	2,630	35
Net income (loss)	128,041	23,859
Net income (loss) attributable to non-controlling interest	111,436	26,879
Net income (loss) attributable to Viper Energy Partners LP	$16,605	$(3,020)

Net income (loss) attributable to common limited partner units:
Basic	$0.22	$(0.05)
Diluted	$0.22	$(0.05)
Weighted average number of common limited partner units outstanding:
Basic	77,106	65,360
Diluted	77,214	65,360

See accompanying notes to condensed consolidated financial statements.

Viper Energy Partners LP
Condensed Consolidated Statements of Changes to Unitholders' Equity
(Unaudited)

	Limited Partners				General Partner	Non-Controlling Interest
	Common		Class B		Amount	Amount
	Units	Amount	Units	Amount			Total
	(In thousands)
Balance at December 31, 2021	78,546	$813,161	90,710	$931	$729	$1,418,007	$2,232,828
Unit-based compensation	—	284	—	—	—	—	284
Distribution equivalent rights payments	—	(64)	—	—	—	—	(64)
Distributions to public	—	(35,830)	—	—	—	—	(35,830)
Distributions to Diamondback	—	(344)	—	(25)	—	(42,634)	(43,003)
Distributions to General Partner	—	—	—	—	(20)	—	(20)
Change in ownership of consolidated subsidiaries, net	—	14,195		—	—	(14,195)	—
Repurchased units as part of unit buyback	(1,580)	(39,260)	—	—	—	—	(39,260)
Net income (loss)	—	16,605	—	—	—	111,436	128,041
Balance at March 31, 2022	76,966	$768,747	90,710	$906	$709	$1,472,614	$2,242,976

	Limited Partners				General Partner	Non-Controlling Interest
	Common		Class B		Amount	Amount
	Units	Amount	Units	Amount			Total
	(In thousands)
Balance at December 31, 2020	65,817	$633,415	90,710	$1,031	$809	$1,225,578	$1,860,833
Unit-based compensation	—	315	—	—	—	—	315
Issuance of common units, net	3	—	—	—	—	—	—
Distribution equivalent rights payments	—	(24)	—	—	—	—	(24)
Distributions to public	—	(9,036)	—	—	—	—	(9,036)
Distributions to Diamondback	—	(102)	—	(25)	—	(12,699)	(12,826)
Distributions to General Partner	—	—	—	—	(20)	—	(20)
Change in ownership of consolidated subsidiaries, net	—	2,687	—	—	—	(2,687)	—
Cash paid for tax withholding on vested common units	—	(20)	—	—	—	—	(20)
Repurchased units as part of unit buyback	(870)	(13,043)	—	—	—	—	(13,043)
Net income (loss)	—	(3,020)	—	—	—	26,879	23,859
Balance at March 31, 2021	64,950	$611,172	90,710	$1,006	$789	$1,237,071	$1,850,038

See accompanying notes to condensed consolidated financial statements.

Viper Energy Partners LP
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$128,041	$23,859
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion	27,411	24,886
(Gain) loss on derivative instruments, net	18,359	31,504
Net cash receipts (payments) on derivatives	(10,264)	(14,942)
Other	1,388	901
Changes in operating assets and liabilities:
Royalty income receivable	(29,932)	(9,581)
Royalty income receivable—related party	(2,048)	(3,523)
Accounts payable and accrued liabilities	2,838	1,395
Other	45	160
Net cash provided by (used in) operating activities	135,838	54,659
Cash flows from investing activities:
Acquisitions of oil and natural gas interests	2,621	(74)
Proceeds from sale of assets	29,336	—
Net cash provided by (used in) investing activities	31,957	(74)
Cash flows from financing activities:
Proceeds from borrowings under credit facility	44,000	—
Repayment on credit facility	(100,000)	(27,000)
Debt issuance costs	—	(10)
Repurchased units as part of unit buyback	(39,260)	(13,043)
Distributions to public	(35,894)	(9,060)
Distributions to Diamondback	(43,003)	(12,826)
Other	(20)	(40)
Net cash provided by (used in) financing activities	(174,177)	(61,979)
Net increase (decrease) in cash and cash equivalents	(6,382)	(7,394)
Cash, cash equivalents and restricted cash at beginning of period	39,448	19,121
Cash, cash equivalents and restricted cash at end of period	$33,066	$11,727

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

As of March 31, 2022, Viper Energy Partners GP LLC (the “General Partner”) held a 100% general partner interest in the Partnership and Diamondback Energy, Inc. (“Diamondback”) beneficially owned approximately 55% of the Partnership’s total limited partner units outstanding. Diamondback owns and controls the General Partner.

Basis of Presentation

The accompanying condensed consolidated financial statements and related notes thereto were prepared in accordance with GAAP. All material intercompany balances and transactions have been eliminated upon consolidation. We report our operations in one reportable segment.

These condensed consolidated financial statements have been prepared by the Partnership without audit, pursuant to the rules and regulations of the SEC. They reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to SEC rules and regulations, although the Partnership believes the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with the Partnership’s most recent Annual Report on Form 10–K for the fiscal year ended December 31, 2021, which contains a summary of the Partnership’s significant accounting policies and other disclosures.

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

Making accurate estimates and assumptions is particularly difficult in the oil and natural gas industry given the challenges resulting from volatility in oil and natural gas prices. For instance, the effects of COVID-19, the Russian-Ukrainian military conflict and actions by OPEC members and other exporting nations on the supply and demand in global oil and natural gas markets continued to contribute to economic and pricing volatility. The financial results of companies in the oil and natural gas industry have been impacted materially as a result of changing market conditions. Such circumstances generally increase uncertainty in the Partnership’s accounting estimates, particularly those involving financial forecasts.

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

Related Party Transactions

During the three months ended March 31, 2022, Diamondback, either directly or through its consolidated subsidiaries, paid the Partnership $6.3 million of lease bonus income related to certain leases acquired in the Swallowtail Acquisition.

There were no other significant related party transactions for the three months ended March 31, 2022 or 2021.

Accrued Liabilities

Accrued liabilities consist of the following:

	March 31,	December 31,
	2022	2021
	(In thousands)
Interest payable	$10,787	$4,430
Ad valorem taxes payable	3,974	6,201
Derivatives instruments payable	3,117	8,879
Income tax payable	3,100	—
Other	2,895	1,470
Total accrued liabilities	$23,873	$20,980

Recent Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted

The Partnership considers the applicability and impact of all ASUs. There are no recent accounting pronouncements not yet adopted that are expected to have a material effect on the Partnership upon adoption, as applicable.

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

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
The following table disaggregates the Partnership’s total royalty income by product type:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Oil income	$155,051	$78,344
Natural gas income	15,190	9,044
Natural gas liquids income	22,848	9,124
Total royalty income	$193,089	$96,512

4.    ACQUISITIONS AND DIVESTITURES

2022 Activity

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

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
5.    OIL AND NATURAL GAS INTERESTS

Oil and natural gas interests include the following:

	March 31,	December 31,
	2022	2021
	(In thousands)
Oil and natural gas interests:
Subject to depletion	$1,879,052	$1,873,418
Not subject to depletion	1,602,581	1,640,172
Gross oil and natural gas interests	3,481,633	3,513,590
Accumulated depletion and impairment	(626,574)	(599,163)
Oil and natural gas interests, net	2,855,059	2,914,427
Land	5,688	5,688
Property, net of accumulated depletion and impairment	$2,860,747	$2,920,115

As of March 31, 2022 and December 31, 2021, the Partnership had mineral and royalty interests representing 26,708 and 27,027 net royalty acres, respectively.

No impairment expense was recorded on the Partnership’s oil and natural gas interests for the three months ended March 31, 2022 and 2021 based on the results of the respective quarterly ceiling tests. In addition to commodity prices, the Partnership’s production rates, levels of proved reserves, transfers of unevaluated properties and other factors will determine its actual ceiling test limitations and impairment analysis in future periods. If the trailing 12-month commodity prices decline as compared to the commodity prices used in prior quarters, the Partnership may have material write-downs in subsequent quarters.

6.    DEBT

Long-term debt consisted of the following as of the dates indicated:

	March 31,	December 31,
	2022	2021
	(In thousands)
5.375% senior unsecured notes due 2027	$479,938	$479,938
Revolving credit facility	248,000	304,000
Unamortized debt issuance costs	(1,681)	(1,757)
Unamortized discount	(5,252)	(5,454)
Total long-term debt	$721,005	$776,727

The Operating Company’s Revolving Credit Facility

The Operating Company’s credit agreement, as amended to date, provides for a revolving credit facility in the maximum credit amount of $2.0 billion and a borrowing base of $580.0 million based on the Operating Company’s oil and natural gas reserves and other factors. The borrowing base is scheduled to be redetermined semi-annually in May and November. As of March 31, 2022, the Operating Company had elected a commitment amount of $500.0 million, with $248.0 million of outstanding borrowings and $252.0 million available for future borrowings under the Operating Company’s revolving credit facility. During the three months ended March 31, 2022 and 2021, the weighted average interest rate on the Operating Company’s revolving credit facility was 2.58% and 1.88%, respectively. The revolving credit facility will mature on June 2, 2025.

As of March 31, 2022, the Operating Company was in compliance with the financial maintenance covenants under its credit agreement.

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
7.    UNITHOLDERS’ EQUITY AND DISTRIBUTIONS

The Partnership has General Partner and limited partner units. At March 31, 2022, the Partnership had a total of 76,966,203 common units issued and outstanding and 90,709,946 Class B units issued and outstanding, of which 731,500 common units and 90,709,946 Class B units were beneficially owned by Diamondback, representing approximately 55% of the Partnership’s total units outstanding. At March 31, 2022, Diamondback also beneficially owns 90,709,946 Operating Company units, representing a 54% non-controlling ownership interest in the Operating Company. The Operating Company units and the Partnership’s Class B units beneficially owned by Diamondback are exchangeable from time to time for the Partnership’s common units (that is, one Operating Company unit and one Partnership Class B unit, together, will be exchangeable for one Partnership common unit).

Common Unit Repurchase Program

The board of directors of the Partnership’s General Partner has approved a common unit repurchase program to acquire up to $150.0 million of the Partnership’s outstanding common units over an indefinite period of time. The Partnership intends to purchase common units under the repurchase program opportunistically with funds from cash on hand, free cash flow from operations and potential liquidity events such as the sale of assets. This repurchase program may be suspended from time to time, modified, extended or discontinued by the board of directors of the Partnership’s General Partner at any time. During the three months ended March 31, 2022 and 2021, the Partnership repurchased approximately $39.3 million and $13.0 million of common units under the repurchase program, respectively. Repurchases in the first quarter of 2022 include approximately $37.3 million for the repurchase of 1.5 million units from an affiliate in a privately negotiated transaction. As of March 31, 2022, $40.7 million remains available for use to repurchase units under the repurchase program. See also Note 13—Subsequent Events discussing the increase in the repurchase program authorization approved on April 27, 2022.

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

The following table presents information regarding cash distributions approved by the board of directors of the General Partner for the periods presented:

			Distributions
			(In thousands)
Period	Amount per Unit	Percentage of Operating Company Available Cash Distributed	Operating Company Distributions to Diamondback	Common Unitholders(1)	Declaration Date	Unitholder Record Date	Payment Date
Q4 2021	$0.47	70%	$42,634	$36,238	February 16, 2022	March 4, 2022	March 11, 2022
(1)Includes amounts paid to Diamondback for the 731,500 common units beneficially owned by Diamondback and distribution equivalent rights payments.

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

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Net income (loss) attributable to the Partnership	$16,605	$(3,020)
Change in ownership of consolidated subsidiaries	14,195	2,687
Change from net income (loss) attributable to the Partnership's unitholders and transfers to non-controlling interest	$30,800	$(333)

Allocation of Net Income

The Partnership, as managing member of the Operating Company, has entered into an agreement, as amended on December 28, 2021, whereby special allocations of the Operating Company’s income and gains over losses and deductions (but before depletion) are to be made to Diamondback through 2022. These special income allocations will reduce the taxable income allocated to the Partnership’s common unitholders.

8.    EARNINGS PER COMMON UNIT

The net income (loss) per common unit on the condensed consolidated statements of operations is based on the net income (loss) of the Partnership for the three months ended March 31, 2022 and 2021, which is the amount of net income (loss) attributable to the Partnership’s common units.

The Partnership’s net income (loss) is allocated wholly to the common units, as the General Partner does not have an economic interest. Payments made to the Partnership’s unitholders are determined in relation to the cash distribution policy described in Note 7—Unitholders' Equity and Distributions.

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

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
A reconciliation of the components of basic and diluted earnings per common unit is presented in the table below:

	Three Months Ended March 31,
	2022	2021
	(In thousands, except per unit amounts)
Net income (loss) attributable to the period	$16,605	$(3,020)
Less: net income (loss) allocated to participating securities(1)	(64)	(24)
Net income (loss) attributable to common unitholders	$16,541	$(3,044)
Weighted average common units outstanding:
Basic weighted average common units outstanding	77,106	65,360
Effect of dilutive securities:
Potential common units issuable(2)	108	—
Diluted weighted average common units outstanding	77,214	65,360
Net income (loss) per common unit, basic	$0.22	$(0.05)
Net income (loss) per common unit, diluted	$0.22	$(0.05)
(1)    Distribution equivalent rights granted to employees are considered participating securities.
(2) For the three months ended March 31, 2021, 112,436 potential common units were excluded in the computation of diluted earnings per common unit because their inclusion would have been anti-dilutive as a result of recording a net loss attributable to the common unitholders for the period.

9.    INCOME TAXES

The following table provides the Partnership’s provision for (benefit from) income taxes and the effective income tax rate for the dates indicated:

	Three Months Ended March 31,
	2022	2021
	(In thousands, except for tax rate)
Provision for (benefit from) income taxes	$2,630	$35
Effective tax rate	2.0%	0.1%

The Partnership’s effective income tax rates for the three months ended March 31, 2022 and 2021 differed from amounts computed by applying the United States federal statutory tax rate to pre-tax income for the period primarily due to net income attributable to the non-controlling interest and the impact of maintaining a valuation allowance on the Partnership’s deferred tax assets.

As of March 31, 2022 and 2021, the Partnership maintained a full valuation allowance against its deferred tax assets, based on its assessment of all available evidence, both positive and negative, supporting realizability of the Partnership’s deferred tax assets.

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

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
Commodity Contracts

The Partnership historically has used fixed price swap contracts, fixed price basis swap contracts and costless collars with corresponding put and call options to reduce price volatility associated with certain of its royalty income. At March 31, 2022, the Partnership has costless collars, put options and basis swaps outstanding.

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

As of March 31, 2022, the Partnership had the following outstanding derivative contracts. When aggregating multiple contracts, the weighted average contract price is disclosed.

					Swaps	Collars		Puts
Settlement Month	Settlement Year	Type of Contract	Bbls/Mcf Per Day	Index	Weighted Average Differential	Weighted Average Floor Price	Weighted Average Ceiling Price	Strike Price
OIL
Jul. - Sep.	2022	Collars	4,000	WTI Cushing	$—	$45.00	$92.65	$—
Oct. - Dec.	2022	Collars	4,000	WTI Cushing	$—	$50.00	$128.01	$—
Apr. - Jun.	2022	Puts(1)	10,000	WTI Cushing	$—	$—	$—	$47.50
Jul. - Dec.	2022	Puts(2)	8,000	WTI Cushing	$—	$—	$—	$47.50
NATURAL GAS
Apr. - Dec.	2022	Collars	20,000	Henry Hub	$—	$2.50	$4.62	$—
Jan. - Dec.	2023	Basis Swap(3)	10,000	Waha Hub	$(1.02)	$—	$—	$—
(1) Includes a deferred premium at a weighted average price of $1.49/Bbl.
(2) Includes a deferred premium at a weighted average price of $1.52/Bbl.
(3) The Partnership has fixed price basis swaps for the spread between the Henry Hub natural gas price and the Waha Hub natural gas price. The weighted average differential represents the amount of reduction to the Waha Hub natural gas price for the notional volumes covered by the basis swap contracts.

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

Gains and Losses on Derivative Instruments

The following table summarizes the gains and losses on derivative instruments included in the condensed consolidated statements of operations and the net cash receipts (payments) on derivatives for the periods presented:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Gain (loss) on derivative instruments	$(18,359)	$(31,504)
Net cash receipts (payments) on derivatives(1)	$(10,264)	$(14,942)
(1)The three months ended March 31, 2022 includes cash paid on commodity contracts terminated prior to their contractual maturity of $4.2 million.

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

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
The following table provides (i) fair value measurement information for financial assets and liabilities measured at fair value on a recurring basis, (ii) the gross amounts of recognized derivative assets and liabilities, (iii) the amounts offset under master netting arrangements with counterparties and (iv) the resulting net amounts presented in the Partnership’s condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021. The net amounts are classified as current or noncurrent based on their anticipated settlement dates.

	As of March 31, 2022
	Level 1	Level 2	Level 3	Total Gross Fair Value	Gross Amounts Offset in Balance Sheet	Net Fair Value Presented in Balance Sheet
	(In thousands)
Assets:
Current:
Derivative instruments	$—	$1,295	$—	$1,295	$(1,295)	$—
Non-current:
Derivative instruments	$—	$1,823	$—	$1,823	$(118)	$1,705
Liabilities:
Current:
Derivative instruments	$—	$14,512	$—	$14,512	$(1,295)	$13,217
Non-current:
Derivative instruments	$—	$118	$—	$118	$(118)	$—

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total Gross Fair Value	Gross Amounts Offset in Balance Sheet	Net Fair Value Presented in Balance Sheet
	(In thousands)
Assets:
Current:
Derivative instruments	$—	$1,921	$—	$1,921	$(1,921)	$—
Liabilities:
Current:
Derivative instruments	$—	$5,338	$—	$5,338	$(1,921)	$3,417

Assets and Liabilities Not Recorded at Fair Value

The following table provides the fair value of financial instruments that are not recorded at fair value in the condensed consolidated balance sheets:

	March 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Debt:
Revolving credit facility	$248,000	$248,000	$304,000	$304,000
5.375% senior notes due 2027(1)	$473,005	$490,137	$472,727	$498,992
(1) The carrying value includes associated deferred loan costs and any discount.

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
The fair value of the Operating Company’s revolving credit facility approximates the carrying value based on borrowing rates available to the Partnership for bank loans with similar terms and maturities and is classified as Level 2 in the fair value hierarchy. The fair value of the Notes was determined using the March 31, 2022 quoted market price, a Level 1 classification in the fair value hierarchy.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis in certain circumstances. These assets and liabilities can include those acquired in a business combination, inventory, proved and unproved oil and gas properties and other long-lived assets that are written down to fair value when they are impaired or held for sale.

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

13.    SUBSEQUENT EVENTS

Cash Distribution

On April 27, 2022, the board of directors of the General Partner approved a cash distribution for the first quarter of 2022 of $0.67 per common unit, payable on May 19, 2022, to eligible unitholders of record at the close of business on May 12, 2022.

Common Unit Repurchase Program

On April 27, 2022, the board of directors of the General Partner increased the authorization of its common unit repurchase program from $150.0 million to $250.0 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto presented in this report as well as our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs, and expected performance. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors. See “Part II. Item 1A. Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements.”

Overview

We are a publicly traded Delaware limited partnership formed by Diamondback to own and acquire mineral and royalty interests in oil and natural gas properties primarily in the Permian Basin. We operate in one reportable segment. Since May 10, 2018, we have been treated as a corporation for U.S. federal income tax purposes.

As of March 31, 2022, our General Partner held a 100% General Partner interest in us, and Diamondback owned 731,500 of our common units and beneficially owned all of our 90,709,946 outstanding Class B units, representing approximately 55% of our total units outstanding. Diamondback also owns and controls our General Partner.

Recent Developments

Commodity Prices

During 2021 and the first quarter of 2022, NYMEX WTI, has ranged from $47.62 to $123.70 per Bbl, and the NYMEX Henry Hub price of natural gas has ranged from $2.45 to $6.31 per MMBtu. On April 13, 2022, the closing NYMEX WTI price for crude oil was $104.25 per Bbl and the closing NYMEX Henry Hub price of natural gas was $7.00 per MMBtu. The Russian-Ukrainian military conflict and the COVID-19 pandemic have contributed to economic and pricing volatility in the first quarter of 2022 as industry and market participants evaluate global demand and production outlooks. On March 31, 2022, OPEC and its non-OPEC allies, known collectively as OPEC+, agreed to continue their program (commenced in August 2021) of gradual monthly output increases, raising its output target by 432,000 Bbl per day for May 2022, which is expected to further boost oil supply in response to rising demand. In its report issued on April 12, 2022, OPEC noted its expectation that world oil demand will rise by 3.7 million Bbls per day in 2022, down 480,000 Bbls per day from its previous forecast due to the impact of the Russian-Ukrainian military conflict, rising inflation and the resurgence of the Omicron coronavirus variant in China. Although this demand outlook is expected to underpin oil prices, already seen at a seven-year high in the first quarter of 2022, we cannot predict any future volatility in commodity prices or demand for crude oil.

Although demand for oil and natural gas and commodity prices have recently increased, Diamondback and certain of our other operators have kept production on our acreage relatively flat during 2022, using excess cash flow for debt repayment and/or return to their stockholders rather than expanding their drilling programs. Diamondback also indicated that it intends to continue exercising capital discipline and will maintain its fourth quarter 2021 oil production levels flat in 2022. We cannot reasonably predict whether production levels will remain at current levels or the impact the full extent of the events above and subsequent recovery may have on our industry and our business.

Due to the improved commodity prices and industry conditions, we were not required to record an impairment on our proved oil and natural gas interests for the quarter ended March 31, 2022, based on the results of the quarterly ceiling test. If commodity prices fall below current levels, we may be required to record impairments in future periods and such impairments could be material. Further, if commodity prices decrease, our production, proved reserves and cash flows may be adversely impacted. Our business may also be adversely impacted by any pipeline capacity and storage constraints.

Acquisitions and Divestitures Update

In the first quarter of 2022, we had insignificant acquisitions and divested 325 net royalty acres of third party operated acreage located entirely in Upton and Reagan counties in the Midland Basin for an aggregate sales price of $29.3 million, subject to post-closing adjustments. This brought our footprint of mineral and royalty interests to a total of 26,708 net royalty acres at March 31, 2022.

Cash Distributions on Common Units

On April 27, 2022, the board of directors of our General Partner declared a cash distribution for the three months ended March 31, 2022 of $0.67 per common unit, maintaining our distribution from the fourth quarter of 2021 of 70% of cash available for distribution. The distribution is payable on May 19, 2022 to eligible common unitholders of record at the close of business on May 12, 2022. We expect to continue to generate robust amounts of free cash flow and subsequently use that cash to both reduce debt and increase our return on capital to unitholders.

Production and Operational Update

Third party operated net wells turned to production on our acreage during the first quarter of 2022 are at their highest level since the second quarter of 2019, and third party operated gross wells turned to production during the quarter were the highest in the Partnership’s history. There are currently 44 rigs operating on our mineral and royalty acreage, eight of which are operated by Diamondback. Our production and free cash flow outlook is expected to be driven by Diamondback’s continued focus on developing our acreage, as well as our exposure to other well-capitalized operators in the Permian Basin. We have increased our production outlook for 2022 and have a high level of visibility into Diamondback’s anticipated forward development plan that is expected to bolster oil production for Viper not only for the next several quarters, but in the coming years.

The following table summarizes our gross well information as of the dates indicated:

	Diamondback Operated	Third Party Operated	Total
Horizontal wells turned to production (first quarter 2022)(1):
Gross wells	45	230	275
Net 100% royalty interest wells	2.0	1.9	3.9
Average percent net royalty interest	4.4%	0.8%	1.4%

Horizontal producing well count (as of April 13, 2022):
Gross wells	1,384	4,357	5,741
Net 100% royalty interest wells	104.2	60.4	164.6
Average percent net royalty interest	7.5%	1.4%	2.9%

Horizontal active development well count (as of April 13, 2022)(2):
Gross wells	91	382	473
Net 100% royalty interest wells	6.8	3.7	10.5
Average percent net royalty interest	7.5%	1.0%	2.2%

Line of sight wells (as of April 13, 2022)(3):
Gross wells	167	511	678
Net 100% royalty interest wells	9.4	3.6	13.0
Average percent net royalty interest	5.6%	0.7%	1.9%
(1) Average lateral length of 10,519.
(2) The total 473 gross wells currently in the process of active development are those wells that have been spud and are expected to be turned to production within approximately the next six to eight months.
(3) The total 678 gross line-of-sight wells are those that are not currently in the process of active development, but for which we have reason to believe that they will be turned to production within approximately the next 15 to 18 months. The expected timing of these line-of-sight wells is based primarily on permitting by third party operators or Diamondback’s current expected completion schedule. Existing permits or active development of our royalty acreage does not ensure that those wells will be turned to production given the volatility in oil prices.

Comparison of the Three Months Ended March 31, 2022 and 2021

Results of Operations

The following table summarizes our income and expenses for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Operating income:
Oil income	$155,051	$78,344
Natural gas income	15,190	9,044
Natural gas liquids income	22,848	9,124
Royalty income	193,089	96,512
Lease bonus income	8,682	325
Other operating income	132	139
Total operating income	201,903	96,976
Costs and expenses:
Production and ad valorem taxes	13,870	6,649
Depletion	27,411	24,886
General and administrative expenses	1,953	2,221
Total costs and expenses	43,234	33,756
Income (loss) from operations	158,669	63,220
Other income (expense):
Interest expense, net	(9,645)	(7,860)
Gain (loss) on derivative instruments, net	(18,359)	(31,504)
Other income, net	6	38
Total other expense, net	(27,998)	(39,326)
Income (loss) before income taxes	130,671	23,894
Provision for (benefit from) income taxes	2,630	35
Net income (loss)	128,041	23,859
Net income (loss) attributable to non-controlling interest	111,436	26,879
Net income (loss) attributable to Viper Energy Partners LP	$16,605	$(3,020)

The following table summarizes our production data, average sales prices and average costs for the periods indicated:

	Three Months Ended March 31,
	2022	2021
Production data:
Oil (MBbls)	1,633	1,395
Natural gas (MMcf)	3,729	3,262
Natural gas liquids (MBbls)	586	407
Combined volumes (MBOE)(1)	2,841	2,346

Average daily oil volumes (BO/d)	18,144	15,500
Average daily combined volumes (BOE/d)	31,567	26,066

Average sales prices:
Oil ($/Bbl)	$94.95	$56.16
Natural gas ($/Mcf)	$4.07	$2.77
Natural gas liquids ($/Bbl)	$38.99	$22.42
Combined ($/BOE)(2)	$67.97	$41.14

Oil, hedged ($/Bbl)(3)	$92.05	$45.45
Natural gas, hedged ($/Mcf)(3)	$3.71	$2.77
Natural gas liquids ($/Bbl)(3)	$38.99	$22.42
Combined price, hedged ($/BOE)(3)	$65.82	$34.77

Average costs ($/BOE):
Production and ad valorem taxes	$4.88	$2.83
General and administrative - cash component(4)	0.59	0.81
Total operating expense - cash	$5.47	$3.64

General and administrative - non-cash unit compensation expense	$0.10	$0.13
Interest expense, net	$3.39	$3.35
Depletion	$9.65	$10.61
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

Royalty income increased $96.6 million during the first quarter of 2022 compared to the same period in 2021. As discussed in “—Recent Developments”, the record high oil prices and to a lesser extent, the continuing recovery in natural gas and natural gas liquids prices, contributed approximately $77.9 million of the total increase.

The 21% increase in production volumes during the first quarter of 2022 compared to the same period in 2021 contributed the remaining $18.7 million of the total increase in royalty income. This production growth is primarily attributable to new well additions between periods.

Lease Bonus Income

Lease bonus income increased during the first quarter of 2022 compared to the same period in 2021 due primarily to leasing certain assets we acquired in the Swallowtail Acquisition to Diamondback.

Production and Ad Valorem Taxes

The following table presents production and ad valorem taxes for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022			2021
	Amount (In thousands)	Per BOE	Percentage of Royalty Income	Amount (In thousands)	Per BOE	Percentage of Royalty Income
Production taxes	$9,870	$3.47	5.1%	$4,823	$2.05	5.0%
Ad valorem taxes	4,000	1.41	2.1	1,826	0.78	1.9
Total production and ad valorem taxes	$13,870	$4.88	7.2%	$6,649	$2.83	6.9%

In general, production taxes are directly related to production revenues and are based upon current year commodity prices. Production taxes as a percentage of royalty income for the first quarter of 2022 remained consistent with the same period in 2021. Ad valorem taxes are based, among other factors, on property values driven by prior year commodity prices. Ad valorem taxes as a percentage of royalty income for first quarter of 2022 compared to the same period in 2021 increased due to higher valuations assigned to our oil and natural gas interests period over period driven by higher commodity prices.

Depletion

The $2.5 million, or 10%, increase in depletion expense for the first quarter of 2022 compared to the same period in 2021 was due primarily to higher production volumes, which was partially offset by a decrease in the depletion rate to $9.65 from $10.61, respectively. The rate decrease largely resulted from higher SEC oil prices utilized in the reserve calculations in the 2022 period, lengthening the economic life of the reserve base and resulting in higher projected remaining reserve volumes on our wells.

Derivative Instruments

The following table shows the net gain (loss) on derivative instruments and the net cash receipts (payments) on derivatives for the periods presented:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Gain (loss) on derivative instruments	$(18,359)	$(31,504)
Net cash receipts (payments) on derivatives(1)	$(10,264)	$(14,942)
(1)The three months ended March 31, 2022 includes cash paid on commodity contracts terminated prior to their contractual maturity of $4.2 million.

We recorded losses on our derivative instruments for the three months ended March 31, 2022 and 2021 primarily due to market prices being higher than the strike prices on our derivative contracts. We are required to recognize all derivative instruments on our balance sheet as either assets or liabilities measured at fair value. We have not designated our derivative instruments as hedges for accounting purposes. As a result, we mark our derivative instruments to fair value and recognize the cash and non-cash changes in fair value on derivative instruments in our condensed consolidated statements of operations under the line item captioned “Gain (loss) on derivative instruments, net.”

Comparison of the Three Months Ended March 31, 2022 and December 31, 2021

As noted in “—Recent Developments”, the markets for oil and natural gas are highly volatile and are influenced by a number of factors which can lead to significant changes in our results of operations and management’s operational strategy on a quarterly basis. As a result, beginning with the first quarter of 2022, we have elected to change our results of operations discussion to focus on a comparison of the current quarter’s results of operations with those of the immediately preceding quarter. We believe the change in our discussion will provide investors with a more meaningful analysis of material operational and financial changes which occurred during the quarter based on current market and operational trends.

Results of Operations

The following table summarizes our income and expenses for the periods indicated:

	Three Months Ended
	March 31, 2022	December 31, 2021
	(In thousands)
Operating income:
Oil income	$155,051	$125,063
Natural gas income	15,190	18,546
Natural gas liquids income	22,848	20,306
Royalty income	193,089	163,915
Lease bonus income	8,682	1,731
Other operating income	132	141
Total operating income	201,903	165,787
Costs and expenses:
Production and ad valorem taxes	13,870	9,132
Depletion	27,411	28,757
General and administrative expenses	1,953	1,682
Total costs and expenses	43,234	39,571
Income (loss) from operations	158,669	126,216
Other income (expense):
Interest expense, net	(9,645)	(9,883)
Gain (loss) on derivative instruments, net	(18,359)	1,240
Other income, net	6	2
Total other expense, net	(27,998)	(8,641)
Income (loss) before income taxes	130,671	117,575
Provision for (benefit from) income taxes	2,630	580
Net income (loss)	128,041	116,995
Net income (loss) attributable to non-controlling interest	111,436	77,530
Net income (loss) attributable to Viper Energy Partners LP	$16,605	$39,465

The following table summarizes our production data, average sales prices and average costs for the periods indicated:

	Three Months Ended
	March 31, 2022	December 31, 2021
Production data:
Oil (MBbls)	1,633	1,690
Natural gas (MMcf)	3,729	3,844
Natural gas liquids (MBbls)	586	554
Combined volumes (MBOE)(1)	2,841	2,885

Average daily oil volumes (BO/d)	18,144	18,370
Average daily combined volumes (BOE/d)	31,567	31,359

Average sales prices:
Oil ($/Bbl)	94.95	74.00
Natural gas ($/Mcf)	4.07	4.82
Natural gas liquids ($/Bbl)	38.99	36.65
Combined ($/BOE)(2)	67.97	56.82

Oil, hedged ($/Bbl)(3)	92.05	55.42
Natural gas, hedged ($/Mcf)(3)	3.71	4.82
Natural gas liquids ($/Bbl)(3)	38.99	36.65
Combined price, hedged ($/BOE)(3)	65.82	45.94

Average costs ($/BOE):
Production and ad valorem taxes	$4.88	$3.17
General and administrative - cash component(4)	0.59	0.48
Total operating expense - cash	$5.47	$3.65

General and administrative - non-cash unit compensation expense	$0.10	$0.10
Interest expense, net	$3.39	$3.43
Depletion	$9.65	$9.97
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

Royalty income increased $29.2 million during the first quarter of 2022, compared to the fourth quarter of 2021. As discussed in “—Recent Developments”, the record high oil prices and to a lesser extent, the continuing recovery in natural gas and natural gas liquids prices, partially offset by a decrease in average natural gas prices, contributed approximately $32.8 million of the total increase.

The 2% decrease in production volumes during the first quarter of 2022 compared to the fourth quarter of 2021 offset approximately $3.6 million of the total increase in royalty income. The decrease in production is primarily due to having two fewer days of production in the first quarter of 2022 compared to the fourth quarter of 2021.

Lease Bonus Income

Lease bonus income increased during the first quarter of 2022 compared to the fourth quarter of 2021 due primarily to leasing certain assets we acquired in the Swallowtail Acquisition to Diamondback.

Production and Ad Valorem Taxes

The following table presents production and ad valorem taxes for the three months ended March 31, 2022 and December 31, 2021:

	Three Months Ended
	March 31, 2022			December 31, 2021
	Amount (In thousands)	Per BOE	Percentage of Royalty Income	Amount (In thousands)	Per BOE	Percentage of Royalty Income
Production taxes	$9,870	$3.47	5.1%	$8,702	$3.02	5.3%
Ad valorem taxes	4,000	1.41	2.1	430	0.15	0.3
Total production and ad valorem taxes	$13,870	$4.88	7.2%	$9,132	$3.17	5.6%

In general, production taxes are directly related to production revenues and are based upon current year commodity prices. Production taxes as a percentage of royalty income for the three months ended March 31, 2022 remained consistent with the three months ended December 31, 2021. Ad valorem taxes are based, among other factors, on property values driven by prior year commodity prices. Ad valorem taxes as a percentage of royalty income for the first quarter of 2022 compared to the fourth quarter of 2021. The increase is primarily due to the fourth quarter of 2021 including a downward revision to ad valorem taxes accrued for the full year of 2021 based on actual assessments received from our tax jurisdictions. Additionally, ad valorem tax accrued in the first quarter of 2022 increased due to higher expected valuations of our oil and natural gas interests in 2022 driven by higher commodity prices.

Depletion

The $1.3 million, or 5%, decrease in depletion expense for the first quarter of 2022 compared to the fourth quarter of 2021 was due primarily to a decrease in production, coupled with a decline in the depletion rate to $9.65 from $9.97, respectively. The rate decrease largely resulted from higher SEC oil prices utilized in the reserve calculations in the 2022 period, lengthening the economic life of the reserve base and resulting in higher projected remaining reserve volumes on our wells.

Derivative Instruments

The following table shows the net gain (loss) on derivative instruments and the net cash receipts (payments) on derivatives for the periods presented:

	Three Months Ended
	March 31, 2022	December 31, 2021
	(In thousands)
Gain (loss) on derivative instruments	$(18,359)	$(1,240)
Net cash receipts (payments) on derivatives(1)	$(10,264)	$(31,397)
(1)The first quarter of 2022 includes cash paid on commodity contracts terminated prior to their contractual maturity of $4.2 million.

We recorded losses on our derivative instruments for the three months ended March 31, 2022 and December 31, 2021 primarily due to market prices being higher than the strike prices on our derivative contracts. We are required to recognize all derivative instruments on our balance sheet as either assets or liabilities measured at fair value. We have not designated our derivative instruments as hedges for accounting purposes. As a result, we mark our derivative instruments to fair value and recognize the cash and non-cash changes in fair value on derivative instruments in our condensed consolidated statements of operations under the line item captioned “Gain (loss) on derivative instruments, net.”

Liquidity and Capital Resources

Overview of Sources and Uses of Cash

As we pursue our business and financial strategy, we regularly consider which capital resources, including cash flow and equity and debt financings, are available to meet our future financial obligations and liquidity requirements. Our future ability to grow proved reserves will be highly dependent on the capital resources available to us. Our primary sources of liquidity have been cash flows from operations, proceeds from sales of non-core assets and investments, equity and debt offerings and borrowings under the Operating Company’s credit agreement. Our primary uses of cash have been distributions to our unitholders, repayment of debt, capital expenditures for the acquisition of our mineral interests and royalty interests in oil and natural gas properties and repurchases of our common units and senior notes. At March 31, 2022, we had approximately $285.1 million of liquidity consisting of $33.1 million in cash and cash equivalents and $252.0 million available under the Operating Company’s credit agreement.

Our working capital requirements are supported by our cash and cash equivalents and the Operating Company’s credit agreement. We may draw on the Operating Company’s credit agreement to meet short-term cash requirements, or issue debt or equity securities as part of our longer-term liquidity and capital management program. Because of the alternatives available to us as discussed above, we believe that our short-term and long-term liquidity are adequate to fund not only our current operations, but also our near-term and long-term funding requirements including our acquisitions of mineral and royalty interests, distributions, debt service obligations and repayment of debt maturities, common unit and senior note repurchases and any amounts that may ultimately be paid in connection with contingencies.

In order to mitigate volatility in oil and natural gas prices, we have entered into commodity derivative contracts as discussed further in Item 3. Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risk.

Continued prolonged volatility in the capital, financial and/or credit markets due to the COVID-19 pandemic, the Russian-Ukrainian military conflict, the depressed commodity markets and, or adverse macroeconomic conditions may limit our access to, or increase our cost of, capital or make capital unavailable on terms acceptable to us or at all. Although we expect that our sources of funding will be adequate to fund our short-term and long-term liquidity requirements, we cannot assure you that the needed capital will be available on acceptable terms or at all.

Cash Flows

The following table presents our cash flows for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Cash Flow Data:
Net cash provided by (used in) operating activities	$135,838	$54,659
Net cash provided by (used in) investing activities	31,957	(74)
Net cash provided by (used in) financing activities	(174,177)	(61,979)
Net increase (decrease) in cash and cash equivalents	$(6,382)	$(7,394)

Operating Activities

Our operating cash flow is sensitive to many variables, the most significant of which are the volatility of prices for oil and natural gas and the volumes of oil and natural gas sold by our producers as discussed in “—Results of Operations” above. Prices for these commodities are determined primarily by prevailing market conditions. Regional and worldwide economic activity, extreme weather conditions and other substantially variable factors influence market conditions for these products. These factors are beyond our control and are difficult to predict. The increase in net cash provided by operating activities during the three months ended March 31, 2022 compared to the same period in 2021 was primarily driven by (i) higher royalty income, (ii) an increase in lease bonus income and (iii) a decrease in cash paid for derivative settlements. These increases in cash flow were partially offset by (i) changes in our working capital accounts, most notably through an increase in our accounts receivable in 2022 compared to 2021 due primarily to higher market prices for our oil sales and the timing of our receipt of royalty income payments from our operators and (ii) an increase in production and ad valorem expenses due to the corresponding increase in royalty income.

Investing Activities

Net cash provided by investing activities during the three months ended March 31, 2022, was primarily related to proceeds from the divestitures of oil and natural gas interests. There were no significant acquisitions or divestitures of oil and natural gas interests during the three months ended March 31, 2021.

Financing Activities

Consistent with our previously announced strategy to return cash flow to unitholders, net cash used in financing activities during the three months ended March 31, 2022, was primarily related to distributions of $78.9 million to our unitholders and $39.3 million of common unit repurchases during the first quarter of 2022 as discussed below. Additionally, we made net repayments of $56.0 million on the Operating Company’s revolving credit facility.

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

Capital Resources

The Operating Company’s Revolving Credit Facility

The Operating Company’s credit agreement, as amended to date, provides for a revolving credit facility in the maximum credit amount of $2.0 billion, with a borrowing base of $580.0 million as of March 31, 2022, based on the Operating Company’s oil and natural gas reserves and other factors. At March 31, 2022, the Operating Company had elected a commitment amount of $500.0 million on its credit agreement with $248.0 million of outstanding borrowings. The borrowing base of $580.0 million is expected to be reaffirmed by the lenders during the regularly scheduled (semi-annual) spring 2022 redetermination in May 2022. During the three months ended March 31, 2022, the weighted average interest rate on borrowings under the Operating Company’s revolving credit facility was 2.58%.

As of March 31, 2022, the Operating Company was in compliance, and expects to be in compliance, with all financial maintenance covenants under its credit agreement.

See Note 6—Debt of the notes to the condensed consolidated financial statements included elsewhere in this report for additional discussion of our outstanding debt at March 31, 2022.

Capital Requirements

Repurchases of Securities

On November 15, 2021, the board of directors of our General Partner approved an increase of the authorization of its common unit repurchase program to $150.0 million of our outstanding common units and extended the authorization indefinitely. During the three months ended March 31, 2022, we repurchased approximately $39.3 million of common units under the repurchase program, which includes approximately $37.3 million for the repurchase of 1.5 million common units from an affiliate in a privately negotiated transaction. As of March 31, 2022, $40.7 million remains available for use to repurchase units under the repurchase program. See Note 7—Unitholders' Equity and Distributions of the notes to our condensed consolidated financial statements included elsewhere in this report for further discussion of the unit repurchase program.

We may also from time to time opportunistically repurchase some of the outstanding Notes in open market purchases or in privately negotiated transactions.

Cash Distributions

The distribution for the first quarter of 2022 of $0.67 per common unit is payable on May 19, 2022 to common unitholders of record at the close of business on May 12, 2022. See Note 7—Unitholders' Equity and Distributions of the notes to the condensed consolidated financial statements included elsewhere in this report for further discussion of our distributions.

Critical Accounting Estimates

There have been no changes to our critical accounting estimates from those disclosed in our Annual Report on Form  10-K for the year ended December 31, 2021.

Recent Accounting Pronouncements

See Note 2—Summary of Significant Accounting Policies to the notes of our condensed consolidated financial statements included elsewhere in this report for a listing of our significant accounting policies.

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

Commodity Price Risk

Our major market risk exposure is in the pricing applicable to the oil and natural gas production of our operators. Realized prices are driven primarily by the prevailing worldwide price for crude oil and prices for natural gas in the United States. Both crude oil and natural gas realized prices are also impacted by the quality of the product, supply and demand balances in local physical markets and the availability of transportation to demand centers. Pricing for oil and natural gas production has been historically volatile and unpredictable and the prices that our operators receive for production depend on many factors outside of our or their control, such as the Russian-Ukrainian military conflict, the COVID-19 pandemic and actions taken by OPEC members and other exporting nations. We cannot predict events that may lead to future price volatility and the near term energy outlook remains subject to heightened levels of uncertainty.

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

At March 31, 2022, we had a net liability derivative position related to our commodity price derivatives of $11.5 million. Utilizing actual derivative contractual volumes under our contracts as of March 31, 2022, a 10% increase in forward curves associated with the underlying commodity would have increased the net liability position by $4.8 million to $16.3 million, while a 10% decrease in forward curves associated with the underlying commodity would have decreased the net liability derivative position by $4.2 million to $7.3 million. However, any cash derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument.

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

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on our indebtedness under the Operating Company’s credit agreement. The terms of the credit agreement provide for interest on borrowings at a floating rate equal to an alternative base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.50% and 3-month LIBOR plus 1.0%) or LIBOR, in each case plus the applicable margin. The applicable margin ranges from 1.00% to 2.00% in the case of the alternative base rate and from 2.00% to 3.00% in the case of LIBOR, in each case depending on the amount of the loan outstanding in relation to the borrowing base. We are obligated to pay a quarterly commitment fee ranging from 0.375% to 0.500% per year on the unused portion of the borrowing base, which is the least of the maximum credit amount, the aggregate elected commitment amount and the borrowing base. As of March 31, 2022, we had $248.0 million in outstanding borrowings. During the three months ended March 31, 2022, the weighted average interest rate on the Operating Company’s revolving credit facility was 2.58%.

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

As of March 31, 2022, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer of our General Partner have concluded that as of March 31, 2022, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

In addition to the information set forth in this report, you should carefully consider the risk factors disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021, and in subsequent filings we make with the SEC. Except as provided below, there have been no material changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended December 31, 2021.

We cannot predict the impact of the ongoing military conflict between Russia and Ukraine and the related humanitarian crisis on the global economy, energy markets, geopolitical stability and our business.

Our mineral and royalty acreage is located primarily in the Permian Basin in West Texas. However, the broader consequences of the Russian-Ukrainian military conflict, which may include further sanctions, embargoes, supply chain disruptions, regional instability and geopolitical shifts, may have adverse effects on global macroeconomic conditions, increase volatility in the price and demand of oil and natural gas, increase exposure to cyberattacks, cause disruptions in global supply chains, increase foreign currency fluctuations, cause constraints or disruption in the capital markets and limit sources of liquidity. We cannot predict the extent of the conflict’s effect on our business and results of operations as well as on the global economy and energy markets.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

Our common unit repurchase activity for the three months ended March 31, 2022 was as follows:

Period	Total Number of Units Purchased(1)	Average Price Paid Per Unit(2)	Total Number of Units Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Units that May Yet Be Purchased Under the Plan(3)
	(In thousands, except unit amounts)
January 1, 2022 - January 31, 2022	1,580,200	$24.85	1,580,200	$40,715
February 1, 2022 - February 28, 2022	—	$—	—	$40,715
March 1, 2022 - March 31, 2022	—	$—	—	$40,715
Total	1,580,200	$24.85	1,580,200
(1)Includes common units repurchased from employees in order to satisfy tax withholding requirements, if any. Such units are cancelled and retired immediately upon repurchase.
(2)The average price paid per common unit includes any commissions paid to repurchase a common unit.
(3)The board of directors of our General Partner initially approved a $100.0 million common unit repurchase program in November of 2020 and, effective November 15, 2021, increased our authorization under this program to acquire up to $150.0 million of our outstanding common units and extended the term of the repurchase program indefinitely. On April 27, 2022, the board of directors of our General Partner increased the authorization of our common unit repurchase program from $150.0 million to $250.0 million. This repurchase program remains subject to market conditions, applicable legal requirements, contractual obligations and other factors and may be suspended from time to time, modified, extended or discontinued by the board of directors of our General Partner at any time.

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

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Unitholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Condensed Notes to Consolidated Financial Statements.

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

VIPER ENERGY PARTNERS LP

		By:	VIPER ENERGY PARTNERS GP LLC
its General Partner

Date:	May 5, 2022	By:	/s/ Travis D. Stice
Travis D. Stice
Chief Executive Officer

Date:	May 5, 2022	By:	/s/ Teresa L. Dick
Teresa L. Dick
Chief Financial Officer