Form 10-Q
period 2022-06-30
Viper Energy Partners LP
filed 2022-08-03
CIK 1602065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-36505

Viper Energy Partners LP
(Exact Name of Registrant As Specified in Its Charter)

DE	46-5001985
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

500 West Texas Ave.
Suite 100
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

As of July 29, 2022, the registrant had outstanding 75,208,255 common units representing limited partner interests and 90,709,946 Class B units representing limited partner interests.

VIPER ENERGY PARTNERS LP
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2022

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
Adjusted EBITDA
Consolidated Adjusted EBITDA, a non-GAAP measure, generally equals its net income (loss) plus net income (loss) attributable to non-controlling interest before interest expense, net, non-cash unit-based compensation expense, depletion expense and non-cash (gain) loss on derivative instruments, (gain) loss on extinguishment of debt and provision for (benefit from) income taxes, which measure is used by management to more effectively evaluate the operating performance and determine distributable amounts for purposes of the distribution policy.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Various statements contained in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which involve risks, uncertainties, and assumptions. All statements, other than statements of historical fact, including statements regarding our: future performance; business strategy; future operations; estimates and projections of operating income, losses, costs and expenses, returns, cash flow, and financial position; production levels on properties in which we have mineral and royalty interests, developmental activity by other operators; reserve estimates and our ability to replace or increase reserves; anticipated benefits of strategic transactions (including acquisitions and divestitures); and plans and objectives of management (including Diamondback’s plans for developing our acreage and our cash distribution policy and repurchases of our common units and/or senior notes) are forward-looking statements. When used in this report, the words “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “guidance,” “intend,” “may,” “model,” “outlook,” “plan,” “positioned,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions (including the negative of such terms) as they relate to us are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. In particular, the factors discussed in this report and detailed under Part II. Item 1A. Risk Factors, our Annual Report on Form 10-K for the year ended December 31, 2021 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 could affect our actual results and cause our actual results to differ materially from expectations, estimates or assumptions expressed, forecasted or implied in such forward-looking statements. Unless the context requires otherwise, references to “we,” “us,” “our” or “the Partnership” are intended to mean the business and operations of the Partnership and the Operating Company.

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
•changes in general economic, business or industry conditions, including changes in foreign currency exchange rates, interest rates, inflation rates and concerns over a potential recession;
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
•transition risks relating to climate change;
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

PART I. FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Viper Energy Partners LP
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2022	2021
	(In thousands, except unit amounts)
Assets
Current assets:
Cash and cash equivalents	$4,312	$39,448
Royalty income receivable (net of allowance for credit losses)	122,444	68,568
Royalty income receivable—related party	10,589	2,144
Derivative instruments	1,010	—
Other current assets	1,502	989
Total current assets	139,857	111,149
Property:
Oil and natural gas interests, full cost method of accounting ($1,409,092 and $1,640,172 excluded from depletion at June 30, 2022 and December 31, 2021, respectively)	3,482,392	3,513,590
Land	5,688	5,688
Accumulated depletion and impairment	(658,536)	(599,163)
Property, net	2,829,544	2,920,115
Derivative instruments	1,439	—
Other assets	1,145	2,757
Total assets	$2,971,985	$3,034,021
Liabilities and Unitholders’ Equity
Current liabilities:
Accounts payable	$9	$69
Accrued liabilities	14,989	20,509
Derivative instruments	9,085	3,417
Income taxes payable	2,759	471
Total current liabilities	26,842	24,466
Long-term debt, net	674,383	776,727
Total liabilities	701,225	801,193
Commitments and contingencies (Note 12)
Unitholders’ equity:
General Partner	689	729
Common units (75,946,203 units issued and outstanding as of June 30, 2022 and 78,546,403 units issued and outstanding as of December 31, 2021)	733,998	813,161
Class B units (90,709,946 units issued and outstanding as of June 30, 2022 and December 31, 2021)	881	931
Total Viper Energy Partners LP unitholders’ equity	735,568	814,821
Non-controlling interest	1,535,192	1,418,007
Total equity	2,270,760	2,232,828
Total liabilities and unitholders’ equity	$2,971,985	$3,034,021

See accompanying notes to condensed consolidated financial statements.

Viper Energy Partners LP
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands, except per unit amounts)
Operating income:
Royalty income	$238,830	$113,458	$431,919	$209,970
Lease bonus income	329	484	9,011	809
Other operating income	163	208	295	347
Total operating income	239,322	114,150	441,225	211,126
Costs and expenses:
Production and ad valorem taxes	16,039	8,152	29,909	14,801
Depletion	31,962	23,978	59,373	48,864
General and administrative expenses	1,880	2,162	3,833	4,383
Total costs and expenses	49,881	34,292	93,115	68,048
Income (loss) from operations	189,441	79,858	348,110	143,078
Other income (expense):
Interest expense, net	(9,782)	(7,973)	(19,427)	(15,833)
Gain (loss) on derivative instruments, net	(1,889)	(29,546)	(20,248)	(61,050)
Other income, net	32	39	38	77
Total other expense, net	(11,639)	(37,480)	(39,637)	(76,806)
Income (loss) before income taxes	177,802	42,378	308,473	66,272
Provision for (benefit from) income taxes	6,182	—	8,812	35
Net income (loss)	171,620	42,378	299,661	66,237
Net income (loss) attributable to non-controlling interest	137,598	37,716	249,034	64,595
Net income (loss) attributable to Viper Energy Partners LP	$34,022	$4,662	$50,627	$1,642

Net income (loss) attributable to common limited partner units:
Basic	$0.44	$0.07	$0.66	$0.03
Diluted	$0.44	$0.07	$0.66	$0.03
Weighted average number of common limited partner units outstanding:
Basic	76,620	64,672	76,861	65,014
Diluted	76,729	64,795	76,978	65,151

See accompanying notes to condensed consolidated financial statements.

Viper Energy Partners LP
Condensed Consolidated Statements of Changes to Unitholders' Equity
(Unaudited)

	Limited Partners				General Partner	Non-Controlling Interest
	Common		Class B		Amount	Amount
	Units	Amount	Units	Amount			Total
	(In thousands)
Balance at December 31, 2021	78,546	$813,161	90,710	$931	$729	$1,418,007	$2,232,828
Unit-based compensation	—	284	—	—	—	—	284
Distribution equivalent rights payments	—	(64)	—	—	—	—	(64)
Distributions to public	—	(35,830)	—	—	—	—	(35,830)
Distributions to Diamondback	—	(344)	—	(25)	—	(42,634)	(43,003)
Distributions to General Partner	—	—	—	—	(20)	—	(20)
Change in ownership of consolidated subsidiaries, net	—	14,195		—	—	(14,195)	—
Repurchased units as part of unit buyback	(1,580)	(39,260)	—	—	—	—	(39,260)
Net income (loss)	—	16,605	—	—	—	111,436	128,041
Balance at March 31, 2022	76,966	768,747	90,710	906	709	1,472,614	2,242,976
Unit-based compensation	—	335	—	—	—	—	335
Distribution equivalent rights payments	—	(113)	—	—	—	—	(113)
Distributions to public	—	(51,077)	—	—	—	—	(51,077)
Distributions to Diamondback	—	(490)	—	(25)	—	(63,497)	(64,012)
Distributions to General Partner	—	—	—	—	(20)	—	(20)
Change in ownership of consolidated subsidiaries, net	—	11,523		—	—	(11,523)	—
Repurchased units as part of unit buyback	(1,020)	(28,949)	—	—	—	—	(28,949)
Net income (loss)	—	34,022	—	—	—	137,598	171,620
Balance at June 30, 2022	75,946	$733,998	90,710	$881	$689	$1,535,192	$2,270,760

See accompanying notes to condensed consolidated financial statements.

Viper Energy Partners LP
Condensed Consolidated Statements of Changes to Unitholders' Equity - (Continued)
(Unaudited)

	Limited Partners				General Partner	Non-Controlling Interest
	Common		Class B		Amount	Amount
	Units	Amount	Units	Amount			Total
	(In thousands)
Balance at December 31, 2020	65,817	$633,415	90,710	$1,031	$809	$1,225,578	$1,860,833
Unit-based compensation	—	315	—	—	—	—	315
Issuance of common units, net	3	—	—	—	—	—	—
Distribution equivalent rights payments	—	(24)	—	—	—	—	(24)
Distributions to public	—	(9,036)	—	—	—	—	(9,036)
Distributions to Diamondback	—	(102)	—	(25)	—	(12,699)	(12,826)
Distributions to General Partner	—	—	—	—	(20)	—	(20)
Change in ownership of consolidated subsidiaries, net	—	2,687	—	—	—	(2,687)	—
Cash paid for tax withholding on vested common units	—	(20)	—	—	—	—	(20)
Repurchased units as part of unit buyback	(870)	(13,043)	—	—	—	—	(13,043)
Net income (loss)	—	(3,020)	—	—	—	26,879	23,859
Balance at March 31, 2021	64,950	611,172	90,710	1,006	789	1,237,071	1,850,038
Unit-based compensation	—	338	—	—	—	—	338
Distribution equivalent rights payments	—	(55)	—	—	—	—	(55)
Distributions to public	—	(15,992)	—	—	—	—	(15,992)
Distributions to Diamondback	—	(183)	—	(25)	—	(22,678)	(22,886)
Distributions to General Partner	—	—	—	—	(20)	—	(20)
Change in ownership of consolidated subsidiaries, net		1,614		—	—	(1,614)	—
Repurchased units as part of unit buyback	(404)	(6,779)		—	—	—	(6,779)
Net income (loss)	—	4,662	—	—	—	37,716	42,378
Balance at June 30, 2021	64,546	$594,777	90,710	$981	$769	$1,250,495	$1,847,022

See accompanying notes to condensed consolidated financial statements.

Viper Energy Partners LP
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2022	2021
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$299,661	$66,237
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion	59,373	48,864
(Gain) loss on derivative instruments, net	20,248	61,050
Net cash receipts (payments) on derivatives	(17,029)	(35,882)
Other	2,893	1,992
Changes in operating assets and liabilities:
Royalty income receivable	(53,876)	(9,801)
Royalty income receivable—related party	(8,445)	(1,681)
Accounts payable and accrued liabilities	(5,580)	(1,107)
Other	1,775	8
Net cash provided by (used in) operating activities	299,020	129,680
Cash flows from investing activities:
Acquisitions of oil and natural gas interests	1,862	(819)
Proceeds from sale of assets	29,336	—
Net cash provided by (used in) investing activities	31,198	(819)
Cash flows from financing activities:
Proceeds from borrowings under credit facility	144,000	25,000
Repayment on credit facility	(198,000)	(47,000)
Repayment of senior notes	(48,963)	—
Repurchased units as part of unit buyback	(68,209)	(19,822)
Distributions to public	(87,084)	(25,107)
Distributions to Diamondback	(107,015)	(35,712)
Other	(83)	(2,919)
Net cash provided by (used in) financing activities	(365,354)	(105,560)
Net increase (decrease) in cash and cash equivalents	(35,136)	23,301
Cash, cash equivalents and restricted cash at beginning of period	39,448	19,121
Cash, cash equivalents and restricted cash at end of period	$4,312	$42,422

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

As of June 30, 2022, Viper Energy Partners GP LLC (the “General Partner”) held a 100% general partner interest in the Partnership and Diamondback Energy, Inc. (“Diamondback”) beneficially owned approximately 55% of the Partnership’s total limited partner units outstanding. Diamondback owns and controls the General Partner.

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

Making accurate estimates and assumptions is particularly difficult in the oil and natural gas industry given the challenges resulting from volatility in oil and natural gas prices. For instance, the effects of COVID-19, the war in Ukraine and actions by OPEC members and other exporting nations on the supply and demand in global oil and natural gas markets continued to contribute to economic and pricing volatility. The financial results of companies in the oil and natural gas industry have been impacted materially as a result of changing market conditions. Such circumstances generally increase uncertainty in the Partnership’s accounting estimates, particularly those involving financial forecasts.

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

Related Party Transactions

During the six months ended June 30, 2022, Diamondback, either directly or through its consolidated subsidiaries, paid the Partnership $6.3 million of lease bonus income related to certain leases acquired in the Swallowtail Acquisition.

There were no other significant related party transactions for the three months ended June 30, 2022 and the three and six months ended June 30, 2021.

Accrued Liabilities

Accrued liabilities consist of the following:

	June 30,	December 31,
	2022	2021
	(In thousands)
Interest payable	$3,875	$4,430
Ad valorem taxes payable	7,946	6,201
Derivatives instruments payable	1,644	8,879
Other	1,524	999
Total accrued liabilities	$14,989	$20,509

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

The following table disaggregates the Partnership’s total royalty income by product type:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Oil income	$191,195	$93,952	$346,246	$172,296
Natural gas income	23,793	9,533	38,983	18,577
Natural gas liquids income	23,842	9,973	46,690	19,097
Total royalty income	$238,830	$113,458	$431,919	$209,970

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

The Partnership had no other significant acquisition or divestiture activity during the six months ended June 30, 2022.

2021 Activity

Swallowtail Acquisition

On October 1, 2021, the Partnership and the Operating Company acquired certain mineral and royalty interests from Swallowtail Royalties LLC and Swallowtail Royalties II LLC (the “Swallowtail entities”) pursuant to a definitive purchase and sale agreement for approximately 15.25 million common units and approximately $225.3 million in cash (the “Swallowtail Acquisition”). The mineral and royalty interests acquired in the Swallowtail Acquisition represent 2,313 net royalty acres primarily in the Northern Midland Basin, of which 62% are operated by Diamondback as of December 31, 2021. The Swallowtail Acquisition has an effective date of August 1, 2021. In accordance with the terms of the purchase agreement, the Partnership deposited $30.0 million into an escrow account in August 2021, which was released upon the closing of the transaction in October 2021. The cash portion of this transaction was funded through a combination of cash on hand and approximately $190.0 million of borrowings under the Operating Company’s revolving credit facility.

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

5.    OIL AND NATURAL GAS INTERESTS

Oil and natural gas interests include the following:

	June 30,	December 31,
	2022	2021
	(In thousands)
Oil and natural gas interests:
Subject to depletion	$2,073,300	$1,873,418
Not subject to depletion	1,409,092	1,640,172
Gross oil and natural gas interests	3,482,392	3,513,590
Accumulated depletion and impairment	(658,536)	(599,163)
Oil and natural gas interests, net	2,823,856	2,914,427
Land	5,688	5,688
Property, net of accumulated depletion and impairment	$2,829,544	$2,920,115

As of June 30, 2022 and December 31, 2021, the Partnership had mineral and royalty interests representing 26,718 and 27,027 net royalty acres, respectively.

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
No impairment expense was recorded on the Partnership’s oil and natural gas interests for the three and six months ended June 30, 2022 and 2021 based on the results of the respective quarterly ceiling tests. In addition to commodity prices, the Partnership’s production rates, levels of proved reserves, transfers of unevaluated properties and other factors will determine its actual ceiling test limitations and impairment analysis in future periods. If the trailing 12-month commodity prices decline as compared to the commodity prices used in prior quarters, the Partnership may have material write-downs in subsequent quarters.

6.    DEBT

Long-term debt consisted of the following as of the dates indicated:

	June 30,	December 31,
	2022	2021
	(In thousands)
5.375% senior unsecured notes due 2027	$430,350	$479,938
Revolving credit facility	250,000	304,000
Unamortized debt issuance costs	(1,441)	(1,757)
Unamortized discount	(4,526)	(5,454)
Total long-term debt	$674,383	$776,727

Repurchases of Notes

During the second quarter of 2022, the Partnership repurchased an aggregate $49.6 million principal amount of the outstanding Notes for total cash consideration of $49.0 million, which resulted in an immaterial loss on extinguishment of debt during the second quarter of 2022. The Partnership funded the debt repurchases through a combination of cash on hand and borrowings under the Operating Company’s revolving credit facility.

The Operating Company’s Revolving Credit Facility

The Operating Company’s credit agreement, as amended to date, provides for a revolving credit facility in the maximum credit amount of $2.0 billion and a borrowing base of $580.0 million based on the Operating Company’s oil and natural gas reserves and other factors. The borrowing base is scheduled to be redetermined semi-annually in May and November. As of June 30, 2022, the Operating Company had elected a commitment amount of $500.0 million, with $250.0 million of outstanding borrowings and $250.0 million available for future borrowings under the Operating Company’s revolving credit facility. During the three and six months ended June 30, 2022 and 2021, the weighted average interest rates on the Operating Company’s revolving credit facility were 3.20%, 2.88%, 1.93% and 1.90%, respectively. The revolving credit facility will mature on June 2, 2025.

As of June 30, 2022, the Operating Company was in compliance with the financial maintenance covenants under its credit agreement.

7.    UNITHOLDERS’ EQUITY AND DISTRIBUTIONS

The Partnership has General Partner and limited partner units. At June 30, 2022, the Partnership had a total of 75,946,203 common units issued and outstanding and 90,709,946 Class B units issued and outstanding, of which 731,500 common units and 90,709,946 Class B units were beneficially owned by Diamondback, representing approximately 55% of the Partnership’s total units outstanding. At June 30, 2022, Diamondback also beneficially owns 90,709,946 Operating Company units, representing a 54% non-controlling ownership interest in the Operating Company. The Operating Company units and the Partnership’s Class B units beneficially owned by Diamondback are exchangeable from time to time for the Partnership’s common units (that is, one Operating Company unit and one Partnership Class B unit, together, will be exchangeable for one Partnership common unit).

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
Common Unit Repurchase Program

The board of directors of the Partnership’s General Partner has approved a common unit repurchase program to acquire up to $250.0 million of the Partnership’s outstanding common units over an indefinite period of time. The Partnership intends to purchase common units under the repurchase program opportunistically with funds from cash on hand, free cash flow from operations and potential liquidity events such as the sale of assets. This repurchase program may be suspended from time to time, modified, extended or discontinued by the board of directors of the Partnership’s General Partner at any time. During the three and six months ended June 30, 2022 and 2021, the Partnership repurchased approximately $28.9 million, $68.2 million, $6.8 million and $19.8 million of common units under the repurchase program, respectively. Repurchases for the six months ended June 30, 2022 include approximately $37.3 million for the repurchase of 1.5 million common units from a significant unitholder in a privately negotiated transaction in the first quarter of 2022. As of June 30, 2022, $111.8 million remains available for use to repurchase common units under the repurchase program. See also Note 13—Subsequent Events discussing the increase in the repurchase program authorization approved on July 26, 2022.

Cash Distributions on Common Units

The board of directors of the General Partner has established a distribution policy whereby the Operating Company distributes all or a portion of its available cash on a quarterly basis to its unitholders (including Diamondback and the Partnership). The Partnership in turn distributes all or a portion of the available cash it receives from the Operating Company to its common unitholders. The Partnership’s available cash and the available cash of the Operating Company for each quarter is determined by the board of directors of the General Partner following the end of such quarter. The cash available for distribution by the Operating Company, a non-GAAP measure, generally equals the Partnership’s consolidated Adjusted EBITDA for the applicable quarter, less cash needed for debt service and other contractual obligations, fixed charges and reserves for future operating or capital needs that the board of directors of the General Partner deems necessary or appropriate, if any. The Partnership’s cash available for distribution for each quarter generally equals the Partnership’s proportional share of the cash distributed by the Operating Company for the quarter, less cash needed by the Partnership for the payment of income taxes, if any, and the preferred distribution. The percentage of cash available for distribution pursuant to the distribution policy discussed above may change quarterly to enable the Operating Company to retain cash flow to help strengthen the Partnership’s balance sheet while also expanding the return of capital program through the Partnership’s common unit repurchase program. The Partnership is not required to pay distributions to its common unitholders on a quarterly or other basis.

The following table presents information regarding cash distributions approved by the board of directors of the General Partner for the periods presented:

		Distributions
		(In thousands)
Period	Amount per Unit	Operating Company Distributions to Diamondback	Common Unitholders(1)	Declaration Date	Unitholder Record Date	Payment Date
Q4 2021	$0.47	$42,634	$36,238	February 16, 2022	March 4, 2022	March 11, 2022
Q1 2022	$0.67	$63,497	$51,680	April 27, 2022	May 12, 2022	May 19, 2022
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Net income (loss) attributable to the Partnership	$34,022	$4,662	$50,627	$1,642
Change in ownership of consolidated subsidiaries	11,523	1,614	25,718	4,301
Change from net income (loss) attributable to the Partnership's unitholders and transfers to non-controlling interest	$45,545	$6,276	$76,345	$5,943

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

8.    EARNINGS PER COMMON UNIT

The net income (loss) per common unit on the condensed consolidated statements of operations is based on the net income (loss) of the Partnership for the three and six months ended June 30, 2022 and 2021, which is the amount of net income (loss) attributable to the Partnership’s common units.

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

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
A reconciliation of the components of basic and diluted earnings per common unit is presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands, except per unit amounts)
Net income (loss) attributable to the period	$34,022	$4,662	$50,627	$1,642
Less: net income (loss) allocated to participating securities(1)	(113)	(55)	(177)	(79)
Net income (loss) attributable to common unitholders	$33,909	$4,607	$50,450	$1,563
Weighted average common units outstanding:
Basic weighted average common units outstanding	76,620	64,672	76,861	65,014
Effect of dilutive securities:
Potential common units issuable(2)	109	123	117	137
Diluted weighted average common units outstanding	76,729	64,795	76,978	65,151
Net income (loss) per common unit, basic	$0.44	$0.07	$0.66	$0.03
Net income (loss) per common unit, diluted	$0.44	$0.07	$0.66	$0.03
(1)    Distribution equivalent rights granted to employees are considered participating securities.
(2) For the three and six months ended June 30, 2022, there were no potential common units excluded from the computation of diluted earnings per common unit because their inclusion would have been anti-dilutive. For the three and six months ended June 30, 2021, 39 and 4,974, respectively, potential common units were excluded in the computation of diluted earnings per common unit because their inclusion would have been anti-dilutive as a result of recording a net loss attributable to the common unitholders for the period.

9.    INCOME TAXES

The following table provides the Partnership’s provision for (benefit from) income taxes and the effective income tax rate for the dates indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands, except for tax rate)
Provision for (benefit from) income taxes	$6,182	$—	$8,812	$35
Effective tax rate	3.5%	—%	2.9%	0.1%

The Partnership’s effective income tax rates for the three and six months ended June 30, 2022 and 2021 differed from amounts computed by applying the United States federal statutory tax rate to pre-tax income for the period primarily due to net income attributable to the non-controlling interest and the impact of maintaining a valuation allowance on the Partnership’s deferred tax assets.

As of June 30, 2022 and 2021, the Partnership maintained a full valuation allowance against its deferred tax assets, based on its assessment of all available evidence, both positive and negative, supporting realizability of the Partnership’s deferred tax assets.

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

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
Commodity Contracts

The Partnership historically has used fixed price swap contracts, fixed price basis swap contracts and costless collars with corresponding put and call options to reduce price volatility associated with certain of its royalty income. At June 30, 2022, the Partnership has costless collars, put options and basis swaps outstanding.

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

By using derivative instruments to economically hedge exposure to changes in commodity prices, the Partnership exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Partnership, which creates credit risk. The Partnership’s counterparties are all participants in the amended and restated credit agreement, which is secured by substantially all of the assets of the Operating Company; therefore, the Partnership is not required to post any collateral. The Partnership’s counterparties have been determined to have an acceptable credit risk; therefore, the Partnership does not require collateral from its counterparties.

As of June 30, 2022, the Partnership had the following outstanding derivative contracts. When aggregating multiple contracts, the weighted average contract price is disclosed.

					Swaps	Collars		Puts
Settlement Month	Settlement Year	Type of Contract	Bbls/Mcf Per Day	Index	Weighted Average Differential	Weighted Average Floor Price	Weighted Average Ceiling Price	Strike Price
OIL
Jul. - Sep.	2022	Collars	4,000	WTI Cushing	$—	$45.00	$92.65	$—
Oct. - Dec.	2022	Collars	4,000	WTI Cushing	$—	$50.00	$128.01	$—
Jul. - Sep.	2022	Puts(1)	8,000	WTI Cushing	$—	$—	$—	$47.50
Oct. - Dec.	2022	Puts(2)	8,000	WTI Cushing	$—	$—	$—	$55.00
Jan. - Mar.	2023	Puts(3)	6,000	WTI Cushing	$—	$—	$—	$55.00
NATURAL GAS
Jul. - Dec.	2022	Collars	20,000	Henry Hub	$—	$2.50	$4.62	$—
Jan. - Dec.	2023	Basis Swap(4)	20,000	Waha Hub	$(1.36)	$—	$—	$—
(1) Includes a deferred premium at a weighted average price of $1.52/Bbl.
(2) Includes a deferred premium at a weighted average price of $1.54/Bbl.
(3) Includes a deferred premium at a weighted average price of $1.87/Bbl.
(4) The Partnership has fixed price basis swaps for the spread between the Henry Hub natural gas price and the Waha Hub natural gas price. The weighted average differential represents the amount of reduction to the Waha Hub natural gas price for the notional volumes covered by the basis swap contracts.

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

Gains and Losses on Derivative Instruments

The following table summarizes the gains and losses on derivative instruments included in the condensed consolidated statements of operations and the net cash receipts (payments) on derivatives for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Gain (loss) on derivative instruments	$(1,889)	$(29,546)	$(20,248)	$(61,050)
Net cash receipts (payments) on derivatives(1)	$(6,765)	$(20,940)	$(17,029)	$(35,882)
(1)The six months ended June 30, 2022 includes cash paid on commodity contracts terminated prior to their contractual maturity of $4.2 million.

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

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
The following table provides (i) fair value measurement information for financial assets and liabilities measured at fair value on a recurring basis, (ii) the gross amounts of recognized derivative assets and liabilities, (iii) the amounts offset under master netting arrangements with counterparties and (iv) the resulting net amounts presented in the Partnership’s condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021. The net amounts are classified as current or noncurrent based on their anticipated settlement dates.

	As of June 30, 2022
	Level 1	Level 2	Level 3	Total Gross Fair Value	Gross Amounts Offset in Balance Sheet	Net Fair Value Presented in Balance Sheet
	(In thousands)
Assets:
Current:
Derivative instruments	$—	$4,796	$—	$4,796	$(3,786)	$1,010
Non-current:
Derivative instruments	$—	$1,674	$—	$1,674	$(235)	$1,439
Liabilities:
Current:
Derivative instruments	$—	$12,871	$—	$12,871	$(3,786)	$9,085
Non-current:
Derivative instruments	$—	$235	$—	$235	$(235)	$—

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total Gross Fair Value	Gross Amounts Offset in Balance Sheet	Net Fair Value Presented in Balance Sheet
	(In thousands)
Assets:
Current:
Derivative instruments	$—	$1,921	$—	$1,921	$(1,921)	$—
Liabilities:
Current:
Derivative instruments	$—	$5,338	$—	$5,338	$(1,921)	$3,417

Assets and Liabilities Not Recorded at Fair Value

The following table provides the fair value of financial instruments that are not recorded at fair value in the condensed consolidated balance sheets:

	June 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Debt:
Revolving credit facility	$250,000	$250,000	$304,000	$304,000
5.375% senior notes due 2027(1)	$424,383	$411,802	$472,727	$498,992
(1) The carrying value includes associated deferred loan costs and any discount.

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
The fair value of the Operating Company’s revolving credit facility approximates the carrying value based on borrowing rates available to the Partnership for bank loans with similar terms and maturities and is classified as Level 2 in the fair value hierarchy. The fair value of the Notes was determined using the June 30, 2022 quoted market price, a Level 1 classification in the fair value hierarchy.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis in certain circumstances. These assets and liabilities can include mineral and royalty interests acquired in asset acquisitions and subsequent write-downs of our proved oil and natural gas interests to fair value when they are impaired or held for sale.

Fair Value of Financial Assets

The Partnership has other financial instruments consisting of cash and cash equivalents, royalty income receivable, other current assets, accounts payable and accrued liabilities. The carrying value of these instruments approximate their fair value because of the short-term nature of the instruments.

12.    COMMITMENTS AND CONTINGENCIES

The Partnership is a party to various routine legal proceedings, disputes and claims from time to time arising in the ordinary course of its business. While the ultimate outcome of the pending proceedings, disputes or claims, and any resulting impact on the Partnership, cannot be predicted with certainty, the Partnership’s management believes that none of these matters, if ultimately decided adversely, will have a material adverse effect on the Partnership’s financial condition, results of operations or cash flows. The Partnership’s assessment is based on information known about the pending matters and its experience in contesting, litigating and settling similar matters. Actual outcomes could differ materially from the Partnership’s assessment. The Partnership records reserves for contingencies related to outstanding legal proceedings, disputes or claims when information available indicates that a loss is probable and the amount of the loss can be reasonably estimated.

13.    SUBSEQUENT EVENTS

Cash Distribution

On July 26, 2022, the board of directors of the General Partner approved a cash distribution for the second quarter of 2022 of $0.81 per common unit, payable on August 23, 2022, to eligible unitholders of record at the close of business on August 16, 2022.

Common Unit Repurchase Program

On July 26, 2022, the board of directors of the General Partner increased the authorization of its common unit repurchase program from $250.0 million to $750.0 million.

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

As of June 30, 2022, our General Partner held a 100% General Partner interest in us, and Diamondback owned 731,500 of our common units and beneficially owned all of our 90,709,946 outstanding Class B units, representing approximately 55% of our total units outstanding. Diamondback also owns and controls our General Partner.

Recent Developments

Commodity Prices

Prices for oil, natural gas and natural gas liquids are determined primarily by prevailing market conditions. Regional and worldwide economic activity, extreme weather conditions and other substantially variable factors influence market conditions for these products. These factors are beyond our control and are difficult to predict. During 2021 and the first half of 2022, NYMEX WTI, has ranged from $47.62 to $123.70 per Bbl, and the NYMEX Henry Hub price of natural gas has ranged from $2.45 to $9.32 per MMBtu, with seven-year highs reached in 2022. The war in Ukraine, the COVID-19 pandemic, and recent measures to combat inflation have continued to contribute to economic and pricing volatility during 2022. Additionally, OPEC and its non-OPEC allies, known collectively as OPEC+, continues to meet regularly to evaluate the state of global oil supply, demand and inventory levels, and has planned production increases throughout 2022, however such increases cannot be guaranteed. As such, pricing may remain volatile during the second half of 2022.

Although demand for oil and natural gas and commodity prices have increased in the current year, Diamondback and certain of our other operators have kept production on our acreage relatively flat during 2022, using excess cash flow for debt repayment and/or return to their stockholders rather than expanding their drilling programs. Diamondback also indicated that it intends to continue exercising capital discipline and will maintain its fourth quarter 2021 oil production levels flat in 2022. We cannot reasonably predict whether production levels will remain at current levels or the impact the full extent of the events above and subsequent recovery may have on our industry and our business.

Due to the improved commodity prices and industry conditions, we were not required to record an impairment on our proved oil and natural gas interests for the quarter ended June 30, 2022, based on the results of the quarterly ceiling test. If commodity prices fall below current levels, we may be required to record impairments in future periods and such impairments could be material. Further, if commodity prices decrease, our production, proved reserves and cash flows may be adversely impacted. Our business may also be adversely impacted by any pipeline capacity and storage constraints.

Acquisitions Update

We have had no significant acquisitions during of 2022. Our footprint of mineral and royalty interests totaled 26,718 net royalty acres at June 30, 2022.

Cash Distributions on Common Units

On July 26, 2022, the board of directors of our General Partner declared a cash distribution for the three months ended June 30, 2022 of $0.81 per common unit. The distribution is payable in the third quarter of 2022.

In July 2022, the board of directors of our General Partner approved a distribution policy, consisting of a base and variable distribution, that takes into account capital returned to unitholders via our unit buyback program. This policy will be effective beginning with our distribution payable following the third quarter of 2022 and contemplates that we will return to our unitholders at least 75% of our cash available for distribution through a combination of base distribution, variable distribution and repurchases of limited partner units. The base distribution is intended initially to be $0.25 per unit quarterly ($1.00 per unit annually).

Repurchases of Notes

During the second quarter of 2022, the Partnership repurchased an aggregate $49.6 million principal amount of its outstanding 5.375% 2027 Senior Notes with a combination of cash on hand and borrowing under the Operating Company’s revolving credit facility. For additional discussion of our debt transactions during the second quarter of 2022, see Note 6—Debt of the notes to the condensed consolidated financial statements included elsewhere in this report.

Production and Operational Update

Third party operated net wells turned to production on our acreage during the second quarter of 2022 are at their highest level since the second quarter of 2019, and third party operated gross wells turned to production during the quarter were the highest in the Partnership’s history. There are currently 47 rigs operating on our mineral and royalty acreage, seven of which are operated by Diamondback. Our production and free cash flow outlooks are expected to be driven by Diamondback’s continued focus on developing our acreage, as well as our exposure to other well-capitalized operators in the Permian Basin. As a result of Diamondback’s consistent focus on developing our high concentration royalty acreage, primarily in the Northern Midland Basin, we increased our full year 2022 guidance for oil production by approximately 4% at the midpoint from the previous guidance.

The following table summarizes our gross well information as of the dates indicated:

	Diamondback Operated	Third Party Operated	Total
Horizontal wells turned to production (second quarter 2022)(1):
Gross wells	54	126	180
Net 100% royalty interest wells	4.8	0.9	5.7
Average percent net royalty interest	8.9%	0.7%	3.2%

Horizontal producing well count (as of July 13, 2022):
Gross wells	1,451	4,521	5,972
Net 100% royalty interest wells	109.7	61.9	171.6
Average percent net royalty interest	7.6%	1.4%	2.9%

Horizontal active development well count (as of July 13, 2022)(2):
Gross wells	75	475	550
Net 100% royalty interest wells	4.2	4.8	9.0
Average percent net royalty interest	5.6%	1.0%	1.6%

Line of sight wells (as of July 13, 2022)(3):
Gross wells	145	413	558
Net 100% royalty interest wells	8.3	4.2	12.5
Average percent net royalty interest	5.7%	1.0%	2.2%
(1) Average lateral length of 9,785.
(2) The total 550 gross wells currently in the process of active development are those wells that have been spud and are expected to be turned to production within approximately the next six to eight months.
(3) The total 558 gross line-of-sight wells are those that are not currently in the process of active development, but for which we have reason to believe that they will be turned to production within approximately the next 15 to 18 months. The expected timing of these line-of-sight wells is based primarily on permitting by third party operators or Diamondback’s current expected completion schedule. Existing permits or active development of our royalty acreage does not ensure that those wells will be turned to production given the volatility in oil prices.

Comparison of the Three Months Ended June 30, 2022 and March 31, 2022

As noted in “—Recent Developments,” the markets for oil and natural gas are highly volatile and are influenced by a number of factors which can lead to significant changes in our results of operations and management’s operational strategy on a quarterly basis. Accordingly, our results of operations discussion focuses on a comparison of the current quarter’s results of operations with those of the immediately preceding quarter. We believe our discussion provides investors with a more meaningful analysis of material operational and financial changes which occurred during the quarter based on current market and operational trends.

Results of Operations

The following table summarizes our income and expenses for the periods indicated:

	Three Months Ended
	June 30, 2022	March 31, 2022
	(In thousands)
Operating income:
Oil income	$191,195	$155,051
Natural gas income	23,793	15,190
Natural gas liquids income	23,842	22,848
Royalty income	238,830	193,089
Lease bonus income	329	8,682
Other operating income	163	132
Total operating income	239,322	201,903
Costs and expenses:
Production and ad valorem taxes	16,039	13,870
Depletion	31,962	27,411
General and administrative expenses	1,880	1,953
Total costs and expenses	49,881	43,234
Income (loss) from operations	189,441	158,669
Other income (expense):
Interest expense, net	(9,782)	(9,645)
Gain (loss) on derivative instruments, net	(1,889)	(18,359)
Other income, net	32	6
Total other expense, net	(11,639)	(27,998)
Income (loss) before income taxes	177,802	130,671
Provision for (benefit from) income taxes	6,182	2,630
Net income (loss)	171,620	128,041
Net income (loss) attributable to non-controlling interest	137,598	111,436
Net income (loss) attributable to Viper Energy Partners LP	$34,022	$16,605

The following table summarizes our production data, average sales prices and average costs for the periods indicated:

	Three Months Ended
	June 30, 2022	March 31, 2022
Production data:
Oil (MBbls)	1,798	1,633
Natural gas (MMcf)	3,898	3,729
Natural gas liquids (MBbls)	607	586
Combined volumes (MBOE)(1)	3,054	2,841

Average daily oil volumes (BO/d)	19,758	18,144
Average daily combined volumes (BOE/d)	33,560	31,567

Average sales prices:
Oil ($/Bbl)	$106.34	$94.95
Natural gas ($/Mcf)	$6.10	$4.07
Natural gas liquids ($/Bbl)	$39.28	$38.99
Combined ($/BOE)(2)	$78.20	$67.97

Oil, hedged ($/Bbl)(3)	$105.59	$92.05
Natural gas, hedged ($/Mcf)(3)	$4.72	$3.71
Natural gas liquids ($/Bbl)(3)	$39.28	$38.99
Combined price, hedged ($/BOE)(3)	$75.99	$65.82

Average costs ($/BOE):
Production and ad valorem taxes	$5.25	$4.88
General and administrative - cash component(4)	0.51	0.59
Total operating expense - cash	$5.76	$5.47

General and administrative - non-cash unit compensation expense	$0.11	$0.10
Interest expense, net	$3.20	$3.39
Depletion	$10.47	$9.65
(1)Bbl equivalents are calculated using a conversion rate of six Mcf per one Bbl.
(2)Realized price net of all deducts for gathering, transportation and processing.
(3)Hedged prices reflect the impact of cash settlements of our matured commodity derivative transactions on our average sales prices.
(4)Excludes non-cash unit-based compensation expense for the respective periods presented.

Royalty Income

Our royalty income is a function of oil, natural gas, and natural gas liquids production volumes sold and average prices received for those volumes.

Royalty income increased $45.7 million during the second quarter of 2022, compared to the first quarter of 2022. As discussed in “—Recent Developments,” higher oil prices and to a lesser extent, natural gas and natural gas liquids prices, contributed approximately $28.5 million of the total increase.

The remaining increase of $17.2 million stemmed from production growth of 8% primarily attributable to production from new wells and having one additional day of production in the second quarter of 2022 compared to the first quarter of 2022.

Lease Bonus Income

Lease bonus income decreased during the second quarter of 2022 as a result of recording non-recurring income from leasing certain assets we acquired in the Swallowtail Acquisition to Diamondback in the first quarter of 2022.

Production and Ad Valorem Taxes

The following table presents production and ad valorem taxes for the three months ended June 30, 2022 and March 31, 2022:

	Three Months Ended
	June 30, 2022			March 31, 2022
	Amount (In thousands)	Per BOE	Percentage of Royalty Income	Amount (In thousands)	Per BOE	Percentage of Royalty Income
Production taxes	$12,023	$3.94	5.0%	$9,870	$3.47	5.1%
Ad valorem taxes	4,016	1.31	1.7	4,000	1.41	2.1
Total production and ad valorem taxes	$16,039	$5.25	6.7%	$13,870	$4.88	7.2%

In general, production taxes are directly related to production revenues and are based upon current year commodity prices. Production taxes as a percentage of royalty income for the second quarter of 2022 remained consistent with the first quarter of 2022. Ad valorem taxes are based, among other factors, on property values driven by prior year commodity prices. Ad valorem taxes were consistent between periods and decreased as a percentage of royalty income for the second quarter of 2022 compared to the first quarter of 2022, primarily due to the increase in royalty income from higher oil and natural gas prices.

Depletion

The $4.6 million, or 17%, increase in depletion expense for the second quarter of 2022 compared to the first quarter of 2022 was due primarily to higher production, coupled with an increase in the average depletion rate to $10.47 from $9.65, respectively. The rate increase resulted from higher value leasehold being transferred into the amortization base during the second quarter of 2022.

Derivative Instruments

The following table shows the net gain (loss) on derivative instruments and the net cash receipts (payments) on derivatives for the periods presented:

	Three Months Ended
	June 30, 2022	March 31, 2022
	(In thousands)
Gain (loss) on derivative instruments	$(1,889)	$(18,359)
Net cash receipts (payments) on derivatives(1)	$(6,765)	$(10,264)
(1)The three months ended March 31, 2022 includes cash paid on commodity contracts terminated prior to their contractual maturity of $4.2 million.

We recorded losses on our derivative instruments for the first and second quarters of 2022 primarily due to market prices being higher than the strike prices on our derivative contracts. However, due to the early termination of certain commodity contracts in the first quarter of 2022 and the continued settlement of contracts with more unfavorable pricing in the second quarter of 2022, market prices were closer to the strike prices on our open contracts at June 30, 2022 compared to March 31, 2022, which reduced our overall loss. We are required to recognize all derivative instruments on our balance sheet as either assets or liabilities measured at fair value. We have not designated our derivative instruments as hedges for accounting purposes. As a result, we mark our derivative instruments to fair value and recognize the cash and non-cash changes in fair value on derivative instruments in our condensed consolidated statements of operations under the line item captioned “Gain (loss) on derivative instruments, net.” See Note 10—Derivatives of the notes to the condensed consolidated financial statements included elsewhere in this report for additional discussion of our open contracts at June 30, 2022.

Provision for (Benefit from) Income Taxes

The $3.6 million increase in income tax expense for the second quarter of 2022 compared to the first quarter of 2022. primarily resulted from higher pre-tax net income driven primarily by an increase in royalty income and a decrease in losses on our derivative contracts as discussed above. See Note 9—Income Taxes of the notes to the condensed consolidated financial statements included elsewhere in this report for further details.

Comparison of the Six Months Ended June 30, 2022 and 2021

Results of Operations

The following table summarizes our income and expenses for the periods indicated:

	Six Months Ended June 30,
	2022	2021
	(In thousands)
Operating income:
Oil income	$346,246	$172,296
Natural gas income	38,983	18,577
Natural gas liquids income	46,690	19,097
Royalty income	431,919	209,970
Lease bonus income	9,011	809
Other operating income	295	347
Total operating income	441,225	211,126
Costs and expenses:
Production and ad valorem taxes	29,909	14,801
Depletion	59,373	48,864
General and administrative expenses	3,833	4,383
Total costs and expenses	93,115	68,048
Income (loss) from operations	348,110	143,078
Other income (expense):
Interest expense, net	(19,427)	(15,833)
Gain (loss) on derivative instruments, net	(20,248)	(61,050)
Other income, net	38	77
Total other expense, net	(39,637)	(76,806)
Income (loss) before income taxes	308,473	66,272
Provision for (benefit from) income taxes	8,812	35
Net income (loss)	299,661	66,237
Net income (loss) attributable to non-controlling interest	249,034	64,595
Net income (loss) attributable to Viper Energy Partners LP	$50,627	$1,642

The following table summarizes our production data, average sales prices and average costs for the periods indicated:

	Six Months Ended June 30,
	2022	2021
Production data:
Oil (MBbls)	3,431	2,898
Natural gas (MMcf)	7,627	6,481
Natural gas liquids (MBbls)	1,193	856
Combined volumes (MBOE)(1)	5,895	4,834

Average daily oil volumes (BO/d)	18,956	16,011
Average daily combined volumes (BOE/d)	32,569	26,707

Average sales prices:
Oil ($/Bbl)	$100.92	$59.45
Natural gas ($/Mcf)	$5.11	$2.87
Natural gas liquids ($/Bbl)	$39.14	$22.31
Combined ($/BOE)(2)	$73.27	$43.44

Oil, hedged ($/Bbl)(3)	$99.14	$47.07
Natural gas, hedged ($/Mcf)(3)	$4.22	$2.87
Natural gas liquids ($/Bbl)(3)	$39.14	$22.31
Combined price, hedged ($/BOE)(3)	$71.09	$36.01

Average costs ($/BOE):
Production and ad valorem taxes	$5.07	$3.06
General and administrative - cash component(4)	0.55	0.77
Total operating expense - cash	$5.62	$3.83

General and administrative - non-cash unit compensation expense	$0.11	$0.14
Interest expense, net	$3.30	$3.28
Depletion	$10.07	$10.11
(1)Bbl equivalents are calculated using a conversion rate of six Mcf per one Bbl.
(2)Realized price net of all deducts for gathering, transportation and processing.
(3)Hedged prices reflect the impact of cash settlements of our matured commodity derivative transactions on our average sales prices.
(4)Excludes non-cash unit-based compensation expense for the respective periods presented.

Royalty Income

Our royalty income is a function of oil, natural gas, and natural gas liquids production volumes sold and average prices received for those volumes.

Royalty income increased $221.9 million during the six months ended June 30, 2022 compared to the same period in 2021. As discussed in “—Recent Developments,” the record high oil prices and to a lesser extent, the continuing recovery in natural gas and natural gas liquids prices, contributed approximately $179.4 million of the total increase.

The 22% increase in production volumes during the six months ended June 30, 2022 compared to the same period in 2021 contributed to the remaining $42.5 million of the total increase in royalty income. This production growth is primarily attributable to new well additions between periods, largely resulting from the Swallowtail Acquisition.

Lease Bonus Income

Lease bonus income increased during the six months ended June 30, 2022 compared to the same period in 2021 due primarily to leasing certain assets we acquired in the Swallowtail Acquisition to Diamondback in the first quarter of 2022.

Production and Ad Valorem Taxes

The following table presents production and ad valorem taxes for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022			2021
	Amount (In thousands)	Per BOE	Percentage of Royalty Income	Amount (In thousands)	Per BOE	Percentage of Royalty Income
Production taxes	$21,894	$3.71	5.1%	$10,514	$2.17	5.0%
Ad valorem taxes	8,015	1.36	1.9	4,287	0.89	2.0
Total production and ad valorem taxes	$29,909	$5.07	7.0%	$14,801	$3.06	7.0%

In general, production taxes are directly related to production revenues and are based upon current year commodity prices. Production taxes as a percentage of royalty income for the six months ended June 30, 2022 remained consistent with the same period in 2021. Ad valorem taxes are based, among other factors, on property values driven by prior year commodity prices. The increase in ad valorem taxes is primarily due to accruing taxes for the properties acquired in the Swallowtail Acquisition, as well as higher valuations assigned to our other oil and natural gas interests period over period driven by higher commodity prices. Ad valorem taxes remained consistent as a percentage of royalty income for the six months ended June 30, 2022 compared to the same period in 2021.

Depletion

The $10.5 million, or 22%, increase in depletion expense for the six months ended June 30, 2022 compared to the same period in 2021 was due primarily to production growth between the periods. The average depletion rate of $10.07 for the six months ended June 30, 2022 remained consistent with the rate of $10.11 for the same period in 2021.

Derivative Instruments

The following table shows the net gain (loss) on derivative instruments and the net cash receipts (payments) on derivatives for the periods presented:

	Six Months Ended June 30,
	2022	2021
	(In thousands)
Gain (loss) on derivative instruments	$(20,248)	$(61,050)
Net cash receipts (payments) on derivatives(1)	$(17,029)	$(35,882)
(1)The six months ended June 30, 2022 includes cash paid on commodity contracts terminated prior to their contractual maturity of $4.2 million.

We recorded losses on our derivative instruments for the six months ended June 30, 2022 and 2021 primarily due to market prices being higher than the strike prices on our derivative contracts. We are required to recognize all derivative instruments on our balance sheet as either assets or liabilities measured at fair value. We have not designated our derivative instruments as hedges for accounting purposes. As a result, we mark our derivative instruments to fair value and recognize the cash and non-cash changes in fair value on derivative instruments in our condensed consolidated statements of operations under the line item captioned “Gain (loss) on derivative instruments, net.”

Provision for (Benefit from) Income Taxes

Income tax expense for the six months ended June 30, 2022 of $8.8 million resulted from the increase in pre-tax income, which was driven largely by increases in royalty income and lease bonus income as well as a decrease in losses from our derivative contracts as discussed above. See Note 9—Income Taxes of the notes to the condensed consolidated financial statements included elsewhere in this report for further details.

Liquidity and Capital Resources

Overview of Sources and Uses of Cash

As we pursue our business and financial strategy, we regularly consider which capital resources, including cash flow and equity and debt financings, are available to meet our future financial obligations and liquidity requirements. Our future ability to grow proved reserves will be highly dependent on the capital resources available to us. Our primary sources of liquidity have been cash flows from operations, proceeds from sales of non-core assets and investments, equity and debt offerings and borrowings under the Operating Company’s credit agreement. Our primary uses of cash have been distributions to our unitholders, repayment of debt, capital expenditures for the acquisition of our mineral interests and royalty interests in oil and natural gas properties and repurchases of our common units and senior notes. At June 30, 2022, we had approximately $254.3 million of liquidity consisting of $4.3 million in cash and cash equivalents and $250.0 million available under the Operating Company’s credit agreement.

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

Continued prolonged volatility in the capital, financial and/or credit markets due to the COVID-19 pandemic, the war in Ukraine, the depressed commodity markets and, or adverse macroeconomic conditions, including persistent inflation, rising interests rates and increasing concerns over a potential recession, may limit our access to, or increase our cost of, capital or make capital unavailable on terms acceptable to us or at all. Although we expect that our sources of funding will be adequate to fund our short-term and long-term liquidity requirements, we cannot assure you that the needed capital will be available on acceptable terms or at all.

Cash Flows

The following table presents our cash flows for the periods indicated:

	Six Months Ended June 30,
	2022	2021
	(In thousands)
Cash Flow Data:
Net cash provided by (used in) operating activities	$299,020	$129,680
Net cash provided by (used in) investing activities	31,198	(819)
Net cash provided by (used in) financing activities	(365,354)	(105,560)
Net increase (decrease) in cash and cash equivalents	$(35,136)	$23,301

Operating Activities

Our operating cash flow is sensitive to many variables, the most significant of which are the volatility of prices for oil and natural gas and the volumes of oil and natural gas sold by our producers as discussed in “—Results of Operations” above. The increase in net cash provided by operating activities during the six months ended June 30, 2022 compared to the same period in 2021 was primarily driven by (i) higher royalty income, (ii) an increase in lease bonus income and (iii) a decrease in cash paid for derivative settlements. These increases in cash flow were partially offset by (i) changes in our working capital accounts, most notably through an increase in our accounts receivable in 2022 compared to 2021 due primarily to higher market prices for our oil sales and the timing of our receipt of royalty income payments from our operators (ii) an increase in production and ad valorem expenses due to the corresponding increase in royalty income and (iii) an increase in cash paid for taxes, as our tax provision reflects an increase in current cash income taxes.

Investing Activities

Net cash provided by investing activities during the six months ended June 30, 2022, was primarily related to proceeds from the divestitures of oil and natural gas interests. There were no significant acquisitions or divestitures of oil and natural gas interests during the six months ended June 30, 2021.

Financing Activities

Consistent with our previously announced strategy to return cash flow to unitholders, net cash used in financing activities during the six months ended June 30, 2022 was primarily related to distributions of $194.1 million to our unitholders and $68.2 million of common unit repurchases which included approximately $37.3 million for the repurchase of 1.5 million common units from a significant unitholder in a privately negotiated transaction. Additionally, we paid $49.0 million for the repurchase of principal outstanding on the Notes as discussed in “—2022 Debt Transactions” below and made net repayments of $54.0 million on the Operating Company’s revolving credit facility.

Net cash used in financing activities during the six months ended June 30, 2021, was primarily related to the net repayment of $22.0 million of borrowings under the Operating Company’s revolving credit facility, distributions of $60.8 million to our unitholders and $19.8 million of repurchases of our common units during the second quarter of 2021.

Capital Resources

The Operating Company’s Revolving Credit Facility

The Operating Company’s credit agreement, as amended to date, provides for a revolving credit facility in the maximum credit amount of $2.0 billion, with a borrowing base of $580.0 million as of June 30, 2022, based on the Operating Company’s oil and natural gas reserves and other factors. At June 30, 2022, the Operating Company had elected a commitment amount of $500.0 million on its credit agreement with $250.0 million of outstanding borrowings. During the three and six months ended June 30, 2022, the weighted average interest rate on borrowings under the Operating Company’s revolving credit facility was 3.20% and 2.88%, respectively.

2022 Debt Transactions

During the second quarter of 2022, the Operating Company used a combination of cash on hand and borrowings under the Operating Company’s credit agreement to repurchase a portion of the 5.375% 2027 Senior Notes in the aggregate principal amount of $49.6 million.

The Operating Company is currently in compliance, and expects to be in compliance, with all financial maintenance covenants under its credit agreement.

See Note 6—Debt of the notes to the condensed consolidated financial statements included elsewhere in this report for additional discussion of our outstanding debt at June 30, 2022.

Capital Requirements

Repurchases of Securities

On April 27, 2022, the board of directors of our General Partner approved an increase of the authorization of its common unit repurchase program to $250.0 million of our outstanding common units and extended the authorization indefinitely. On July 26, 2022, the board of directors of our General Partner increased the authorization of our common unit repurchase program from $250.0 million to $750.0 million. As of June 30, 2022, $111.8 million remains available for use to repurchase units under the repurchase program. See Note 7—Unitholders' Equity and Distributions of the notes to our condensed consolidated financial statements included elsewhere in this report for further discussion of the unit repurchase program.

We may also from time to time opportunistically repurchase some of the outstanding Notes in open market purchases or in privately negotiated transactions.

Cash Distributions

The distribution for the second quarter of 2022 was $0.81 per common unit payable on August 23, 2022 to common unitholders of record at the close of business on August 16, 2022. See “—Recent Developments—Cash Distributions on Common Units” and Note 7—Unitholders' Equity and Distributions of the notes to the condensed consolidated financial statements included elsewhere in this report for further discussion of our distributions.

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

Commodity Price Risk

Our major market risk exposure is in the pricing applicable to the oil and natural gas production of our operators. Realized prices are driven primarily by the prevailing worldwide price for crude oil and prices for natural gas in the United States. Both crude oil and natural gas realized prices are also impacted by the quality of the product, supply and demand balances in local physical markets and the availability of transportation to demand centers. Pricing for oil and natural gas production has been historically volatile and unpredictable and the prices that our operators receive for production depend on many factors outside of our or their control, such as the war in Ukraine, the COVID-19 pandemic and actions taken by OPEC members and other exporting nations. We cannot predict events that may lead to future price volatility and the near term energy outlook remains subject to heightened levels of uncertainty.

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

At June 30, 2022, we had a net liability derivative position related to our commodity price derivatives of $6.6 million. Utilizing actual derivative contractual volumes under our contracts as of June 30, 2022, a 10% increase in forward curves associated with the underlying commodity would have increased the net liability position by $4.7 million to $11.3 million, while a 10% decrease in forward curves associated with the underlying commodity would have decreased the net liability derivative position by $3.7 million to $2.9 million. However, any cash derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument.

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

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on our indebtedness under the Operating Company’s credit agreement. The terms of the credit agreement provide for interest on borrowings at a floating rate equal to an alternative base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.50% and 3-month LIBOR plus 1.0%) or LIBOR, in each case plus the applicable margin. The applicable margin ranges from 1.00% to 2.00% in the case of the alternative base rate and from 2.00% to 3.00% in the case of LIBOR, in each case depending on the amount of the loan outstanding in relation to the borrowing base. We are obligated to pay a quarterly commitment fee ranging from 0.375% to 0.500% per year on the unused portion of the borrowing base, which is the least of the maximum credit amount, the aggregate elected commitment amount and the borrowing base. As of June 30, 2022, we had $250.0 million in outstanding borrowings. During the three and six months ended June 30, 2022, the weighted average interest rate on the Operating Company’s revolving credit facility was 3.20% and 2.88%, respectively.

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

As of June 30, 2022, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer of our General Partner have concluded that as of June 30, 2022, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

As of the date of this filing, we continue to be subject to the risk factors previously disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 24, 2022, Part II, Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, filed with the SEC on May 5, 2022, and in subsequent filings we make with the SEC. Except as provided below, there have been no material changes in our risk factors from those described in such reports.

Transition risks relating to climate change may have a material and adverse effect on us.

Governmental and regulatory bodies, investors, consumers, industry and other stakeholders have been increasingly focused on climate change matters in recent years. This focus, together with changes in consumer and industrial/commercial behavior, preferences and attitudes with respect to the generation and consumption of energy, the use of hydrocarbons, and the use of products manufactured with, or powered by, hydrocarbons, may result in:

•the enactment of climate change-related regulations, policies and initiatives by governments, investors, and other companies, including alternative energy or “zero carbon” requirements and fuel or energy conservation measures;
•technological advances with respect to the generation, transmission, storage and consumption of energy (including advances in wind, solar and hydrogen power, as well as battery technology);
•increased availability of, and increased demand from consumers and industry for, energy sources other than oil and natural gas (including wind, solar, nuclear, and geothermal sources as well as electric vehicles); and
•development of, and increased demand from consumers and industry for, lower-emission products and services (including electric vehicles and renewable residential and commercial power supplies) as well as more efficient products and services.

Any of these developments, which relate to the transition from hydrocarbon energy sources to alternative energy sources and therefore to a lower-carbon economy, may reduce the demand for products manufactured with (or powered by) hydrocarbons and the demand for, and in turn the prices of, the oil and natural gas that our operators produce and sell, which would likely have a material and adverse impact on us. Please see the risk factor in our Annual Report on Form 10-K for the year ended December 31, 2021 titled “Our business has been and could continue to be adversely affected by the ongoing COVID-19 pandemic and volatility in the oil and natural gas markets” and “We depend on a small number of operators for a substantial portion of the development and production on the properties underlying our mineral interests. A reduction in the expected number of wells to be drilled on our acreage by these operators or the failure of an operator to adequately and efficiently develop and operate our acreage could have an adverse effect on our expected growth and our results of operations” for more information regarding the potential impact on us of reduced demand for oil and natural gas.

If any of these developments reduce the desirability of participating in the oilfield services, midstream or downstream portions of the oil and gas industry, then these developments may also reduce the availability to our operators of necessary third-party services and facilities that they rely on, which could increase their operational costs and adversely affect their ability to explore for, produce, transport and process oil and natural gas and successfully carry out their business and financial strategy, which in turn could have an adverse effect on our business, financial condition and cash flow. These developments could also reduce the number of customers willing to purchase the oil and natural gas that our operators produce.

In addition to potentially reducing demand for oil and natural gas and potentially reducing the availability of oilfield services and midstream and downstream customers to our operators, any of these developments may also create reputational risks associated with the oil and gas sector, which may adversely affect the availability and cost of capital to us. For example, a number of prominent investors have publicly announced their intention to no longer invest in the oil and gas sector in response to concerns related to climate change, and other financial institutions and investors may decide to do likewise in the future. If financial institutions and other investors refuse to invest in or provide capital to the oil and gas sector in the future because of these reputational risks, that could result in capital being unavailable to us, or only at significantly increased cost. Please see the risk factor in our Annual Report on Form 10-K for the year ended December 31, 2021 titled “Increased costs of capital could adversely affect our business” for more information regarding our need for capital and the potential impact on us of an increased cost of, or unavailability of, capital.

In addition, the enactment of climate change-related regulations, policies and initiatives may also result in increases in our operators’ compliance and other operating costs and have other adverse effects, such as a greater potential for governmental investigations or litigation, which may impair their ability to explore and develop our mineral and royalty acreage, all of which could adversely impact our business, financial condition and cash flows. For further discussion regarding the risks to us and our operators of climate change-related regulations, policies and initiatives, please see the discussion in our Annual Report on Form 10-K for the year ended December 31, 2021 in the section entitled “Business—Regulation—Climate Change.” Please also see the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2021 titled “Changes in environmental laws could increase our operators’ costs and adversely impact our business, financial condition and cash flows” for more information regarding the potential impact on us and our operators of increased environmental regulations.

Continuing political and social concerns relating to climate change may result in significant litigation and related expenses.

Increasing attention to global climate change has resulted in increased investor attention and an increased risk of public and private litigation, which could increase our costs or otherwise adversely affect us. For example, shareholder activism has recently been increasing in our industry. Because of our structure as a limited partnership, we do not hold annual meetings or file proxy statements and our unitholders have limited voting rights. They may, however, attempt to effect changes to our business or governance to deal with climate change-related issues by public campaigns, investor communications, regulatory lobbying efforts or otherwise, which may result in significant management distraction and potentially significant expense.

Additionally, cities, counties, and other governmental entities in several states in the U.S. have filed lawsuits against energy companies seeking damages allegedly associated with climate change. Similar lawsuits may be filed in other jurisdictions. If any such lawsuits were to be filed against us, we could incur substantial legal defense costs and, if any such litigation were adversely determined, we could incur substantial damages.

Any of these climate change-related litigation risks could result in unexpected costs, negative sentiments about our company, disruptions to our business, and increases to our operating expenses, which in turn could have an adverse effect on our business, financial condition and cash flow.

The producing properties in which we have mineral and royalty interests are concentrated in the Permian Basin of West Texas, making us vulnerable to risks (including weather-related risks) associated with a single geographic area. In addition, a large amount of our proved reserves is attributable to a small number of producing horizons within this area.

The producing properties in which we have mineral and royalty interests are currently geographically concentrated in the Permian Basin of West Texas. As a result of this concentration, we may be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in this area caused by governmental regulation, processing or transportation capacity constraints faced by our operators or their customers, availability of equipment, facilities, personnel or services market limitations or interruption of the processing or transportation of crude oil, natural gas or natural gas liquids on our mineral and royalty acreage, and extreme weather conditions, such as the severe winter storms in the Permian Basin in February 2021, and their adverse impact on production volumes, availability of electrical power, road accessibility and transportation facilities on our mineral and royalty acreage.

Extreme regional weather events may occur that can affect our operators’ suppliers or customers, which could adversely affect us. For example, a significant hurricane or similar weather event could damage refining and other oil and natural gas-related facilities on the Gulf Coast of Texas and Louisiana, which (if significant enough) could limit the availability of gathering and transportation facilities across Texas and could then cause production in the Permian Basin (including potentially production on our mineral and royalty acreage) to be curtailed or shut in or (in the case of natural gas) flared. Further, any increase in flaring of natural gas production on our mineral and royalty acreage due to weather-related events or otherwise could expose us to reputational risks and adversely impact our or our operators’ contractual and other business relationships. Any of the above-referenced events could have a material adverse effect on us. Likewise, a weather event like the severe winter storms in the Permian Basin in February 2021 could reduce the availability of electrical power, road accessibility, and transportation facilities, which could have an adverse impact on production volumes on our mineral and royalty acreage (and therefore on our financial condition and results of operations).

In addition, the effect of fluctuations on supply and demand may become more pronounced within specific geographic oil and natural gas producing areas such as the Permian Basin, which may cause these conditions to occur with greater frequency or magnify the effects of these conditions. Due to the concentrated nature of our mineral and royalty acreage, we could experience any of these conditions at the same time, resulting in a relatively greater impact on us than they might have on other companies that have a more diversified portfolio of assets. Such delays or interruptions could have a material adverse effect on our business, financial condition and cash flow.

In addition to the geographic concentration of our mineral and royalty acreage, as of December 31, 2021, most of our proved reserves are concentrated in the Wolfberry play in the Midland Basin. This concentration of assets within a small number of producing horizons exposes us to additional risks, such as changes in field-wide rules and regulations that could cause our operators to permanently or temporarily shut-in all of wells on our mineral and royalty acreage.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

Our common unit repurchase activity for the three months ended June 30, 2022 was as follows:

Period	Total Number of Units Purchased(1)	Average Price Paid Per Unit(2)	Total Number of Units Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Units that May Yet Be Purchased Under the Plan(3)
	(In thousands, except unit amounts)
April 1, 2022 - April 30, 2022	—	$—	—	$140,715
May 1, 2022 - May 31, 2022	600,000	$28.98	600,000	$123,330
June 1, 2022 - June 30, 2022	420,000	$27.53	420,000	$111,766
Total	1,020,000	$28.38	1,020,000
(1)Includes common units repurchased from employees in order to satisfy tax withholding requirements, if any. Such units are cancelled and retired immediately upon repurchase.
(2)The average price paid per common unit includes any commissions paid to repurchase a common unit.
(3)The board of directors of our General Partner initially approved a $100.0 million common unit repurchase program in November of 2020 and, effective November 15, 2021, increased our authorization under this program to acquire up to $150.0 million of our outstanding common units and extended the term of the repurchase program indefinitely. In April 2022, the repurchase program authorization was further increased to $250.0 million. On July 26, 2022 the board of directors of our General Partner increased the authorization of our common unit repurchase program to $750.0 million. This repurchase program remains subject to market conditions, applicable legal requirements, contractual obligations and other factors and may be suspended from time to time, modified, extended or discontinued by the board of directors of our General Partner at any time.

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

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Unitholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Condensed Notes to Consolidated Financial Statements.

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

VIPER ENERGY PARTNERS LP

		By:	VIPER ENERGY PARTNERS GP LLC
its General Partner

Date:	August 3, 2022	By:	/s/ Travis D. Stice
Travis D. Stice
Chief Executive Officer

Date:	August 3, 2022	By:	/s/ Teresa L. Dick
Teresa L. Dick
Chief Financial Officer