Form 10-Q
period 2022-09-30
Viper Energy Partners LP
filed 2022-11-08
CIK 1602065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2022
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

As of November 4, 2022, the registrant had outstanding 74,185,141 common units representing limited partner interests and 90,709,946 Class B units representing limited partner interests.

VIPER ENERGY PARTNERS LP
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2022

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
Adjusted EBITDA
Consolidated Adjusted EBITDA, a non-GAAP measure, generally equals its net income (loss) plus net income (loss) attributable to non-controlling interest before interest expense, net, non-cash unit-based compensation expense, depletion expense, non-cash (gain) loss on derivative instruments and provision for (benefit from) income taxes, which measure is used by management to more effectively evaluate the operating performance and determine distributable amounts for purposes of the distribution policy.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Various statements contained in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which involve risks, uncertainties, and assumptions. All statements, other than statements of historical fact, including statements regarding our: future performance; business strategy; future operations; estimates and projections of operating income, losses, costs and expenses, returns, cash flow, and financial position; production levels on properties in which we have mineral and royalty interests, developmental activity by other operators; reserve estimates and our ability to replace or increase reserves; anticipated benefits of strategic transactions (including acquisitions and divestitures); and plans and objectives of management (including Diamondback’s plans for developing our acreage and our cash distribution policy and repurchases of our common units and/or senior notes) are forward-looking statements. When used in this report, the words “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “guidance,” “intend,” “may,” “model,” “outlook,” “plan,” “positioned,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions (including the negative of such terms) as they relate to us are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. In particular, the factors discussed in this report and detailed under Part II. Item 1A. Risk Factors, our Annual Report on Form 10-K for the year ended December 31, 2021, our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022 could affect our actual results and cause our actual results to differ materially from expectations, estimates or assumptions expressed, forecasted or implied in such forward-looking statements. Unless the context requires otherwise, references to “we,” “us,” “our” or “the Partnership” are intended to mean the business and operations of the Partnership and the Operating Company.

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
•changes in general economic, business or industry conditions, including changes in foreign currency exchange rates, interest rates, inflation rates and concerns over a potential economic downturn or recession;
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
•physical and transition risks relating to climate change;
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

PART I. FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Viper Energy Partners LP
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2022	2021
	(In thousands, except unit amounts)
Assets
Current assets:
Cash and cash equivalents	$11,616	$39,448
Royalty income receivable (net of allowance for credit losses)	94,215	68,568
Royalty income receivable—related party	10,267	2,144
Derivative instruments	4,686	—
Other current assets	3,506	989
Total current assets	124,290	111,149
Property:
Oil and natural gas interests, full cost method of accounting ($1,460,744 and $1,640,172 excluded from depletion at September 30, 2022 and December 31, 2021, respectively)	3,493,979	3,513,590
Land	5,688	5,688
Accumulated depletion and impairment	(688,996)	(599,163)
Property, net	2,810,671	2,920,115
Derivative instruments	839	—
Deferred income taxes (net of allowances)	49,656	—
Other assets	301	2,757
Total assets	$2,985,757	$3,034,021
Liabilities and Unitholders’ Equity
Current liabilities:
Accounts payable	$17	$69
Accrued liabilities	24,173	20,509
Derivative instruments	891	3,417
Income taxes payable	—	471
Total current liabilities	25,081	24,466
Long-term debt, net	669,638	776,727
Derivative instruments	125	—
Total liabilities	694,844	801,193
Commitments and contingencies (Note 12)
Unitholders’ equity:
General Partner	669	729
Common units (74,156,051 units issued and outstanding as of September 30, 2022 and 78,546,403 units issued and outstanding as of December 31, 2021)	722,397	813,161
Class B units (90,709,946 units issued and outstanding as of September 30, 2022 and December 31, 2021)	857	931
Total Viper Energy Partners LP unitholders’ equity	723,923	814,821
Non-controlling interest	1,566,990	1,418,007
Total equity	2,290,913	2,232,828
Total liabilities and unitholders’ equity	$2,985,757	$3,034,021

See accompanying notes to condensed consolidated financial statements.

Viper Energy Partners LP
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands, except per unit amounts)
Operating income:
Royalty income	$219,909	$127,649	$651,828	$337,619
Lease bonus income	1,497	223	10,508	1,032
Other operating income	211	132	506	479
Total operating income	221,617	128,004	662,842	339,130
Costs and expenses:
Production and ad valorem taxes	15,638	8,625	45,547	23,426
Depletion	30,460	25,366	89,833	74,230
General and administrative expenses	2,139	1,735	5,972	6,118
Total costs and expenses	48,237	35,726	141,352	103,774
Income (loss) from operations	173,380	92,278	521,490	235,356
Other income (expense):
Interest expense, net	(10,731)	(8,328)	(30,158)	(24,161)
Gain (loss) on derivative instruments, net	882	(9,599)	(19,366)	(70,649)
Other income, net	162	—	200	77
Total other expense, net	(9,687)	(17,927)	(49,324)	(94,733)
Income (loss) before income taxes	163,693	74,351	472,166	140,623
Provision for (benefit from) income taxes	(46,409)	906	(37,597)	941
Net income (loss)	210,102	73,445	509,763	139,682
Net income (loss) attributable to non-controlling interest	130,762	56,613	379,796	121,208
Net income (loss) attributable to Viper Energy Partners LP	$79,340	$16,832	$129,967	$18,474

Net income (loss) attributable to common limited partner units:
Basic	$1.06	$0.26	$1.70	$0.28
Diluted	$1.06	$0.26	$1.70	$0.28
Weighted average number of common limited partner units outstanding:
Basic	74,943	64,152	76,215	64,724
Diluted	74,943	64,241	76,325	64,815

See accompanying notes to condensed consolidated financial statements.

Viper Energy Partners LP
Condensed Consolidated Statements of Changes to Unitholders' Equity
(Unaudited)

	Limited Partners				General Partner	Non-Controlling Interest
	Common		Class B		Amount	Amount
	Units	Amount	Units	Amount			Total
	(In thousands)
Balance at December 31, 2021	78,546	$813,161	90,710	$931	$729	$1,418,007	$2,232,828
Unit-based compensation	—	284	—	—	—	—	284
Distribution equivalent rights payments	—	(64)	—	—	—	—	(64)
Distributions to public	—	(35,830)	—	—	—	—	(35,830)
Distributions to Diamondback	—	(344)	—	(25)	—	(42,634)	(43,003)
Distributions to General Partner	—	—	—	—	(20)	—	(20)
Change in ownership of consolidated subsidiaries, net	—	14,195	—	—	—	(14,195)	—
Repurchased units as part of unit buyback	(1,580)	(39,260)	—	—	—	—	(39,260)
Net income (loss)	—	16,605	—	—	—	111,436	128,041
Balance at March 31, 2022	76,966	768,747	90,710	906	709	1,472,614	2,242,976
Unit-based compensation	—	335	—	—	—	—	335
Distribution equivalent rights payments	—	(113)	—	—	—	—	(113)
Distributions to public	—	(51,077)	—	—	—	—	(51,077)
Distributions to Diamondback	—	(490)	—	(25)	—	(63,497)	(64,012)
Distributions to General Partner	—	—	—	—	(20)	—	(20)
Change in ownership of consolidated subsidiaries, net	—	11,523	—	—	—	(11,523)	—
Repurchased units as part of unit buyback	(1,020)	(28,949)	—	—	—	—	(28,949)
Net income (loss)	—	34,022	—	—	—	137,598	171,620
Balance at June 30, 2022	75,946	733,998	90,710	881	689	1,535,192	2,270,760
Unit-based compensation	—	362	—	—	—	—	362
Vesting of restricted stock units	28	—	—	—	—	—	—
Distribution equivalent rights payments	—	(132)	—	—	—	—	(132)
Distributions to public	—	(59,901)	—	—	—	—	(59,901)
Distributions to Diamondback	—	(593)	—	(24)	—	(78,918)	(79,535)
Distributions to General Partner	—	—	—	—	(20)	—	(20)
Change in ownership of consolidated subsidiaries, net	—	20,046	—	—	—	(20,046)	—
Repurchased units as part of unit buyback	(1,818)	(50,723)	—	—	—	—	(50,723)
Net income (loss)	—	79,340	—	—	—	130,762	210,102
Balance at September 30, 2022	74,156	$722,397	90,710	$857	$669	$1,566,990	$2,290,913

See accompanying notes to condensed consolidated financial statements.

Viper Energy Partners LP
Condensed Consolidated Statements of Changes to Unitholders' Equity - (Continued)
(Unaudited)

	Limited Partners				General Partner	Non-Controlling Interest
	Common		Class B		Amount	Amount
	Units	Amount	Units	Amount			Total
	(In thousands)
Balance at December 31, 2020	65,817	$633,415	90,710	$1,031	$809	$1,225,578	$1,860,833
Unit-based compensation	—	315	—	—	—	—	315
Vesting of restricted stock units	3	—	—	—	—	—	—
Distribution equivalent rights payments	—	(24)	—	—	—	—	(24)
Distributions to public	—	(9,036)	—	—	—	—	(9,036)
Distributions to Diamondback	—	(102)	—	(25)	—	(12,699)	(12,826)
Distributions to General Partner	—	—	—	—	(20)	—	(20)
Change in ownership of consolidated subsidiaries, net	—	2,687	—	—	—	(2,687)	—
Cash paid for tax withholding on vested common units	—	(20)	—	—	—	—	(20)
Repurchased units as part of unit buyback	(870)	(13,043)	—	—	—	—	(13,043)
Net income (loss)	—	(3,020)	—	—	—	26,879	23,859
Balance at March 31, 2021	64,950	611,172	90,710	1,006	789	1,237,071	1,850,038
Unit-based compensation	—	338	—	—	—	—	338
Distribution equivalent rights payments	—	(55)	—	—	—	—	(55)
Distributions to public	—	(15,992)	—	—	—	—	(15,992)
Distributions to Diamondback	—	(183)	—	(25)	—	(22,678)	(22,886)
Distributions to General Partner	—	—	—	—	(20)	—	(20)
Change in ownership of consolidated subsidiaries, net	—	1,614	—	—	—	(1,614)	—
Repurchased units as part of unit buyback	(404)	(6,779)		—	—	—	(6,779)
Net income (loss)	—	4,662	—	—	—	37,716	42,378
Balance at June 30, 2021	64,546	594,777	90,710	981	769	1,250,495	1,847,022
Unit-based compensation	—	243	—	—	—	—	243
Vesting of restricted stock units	50	—	—	—	—	—	—
Distribution equivalent rights payments	—	(62)	—	—	—	—	(62)
Distributions to public	—	(20,933)	—	—	—	—	(20,933)
Distributions to Diamondback	—	(240)	—	(25)	—	(29,936)	(30,201)
Distributions to General Partner	—	—	—	—	(20)	—	(20)
Change in ownership of consolidated subsidiaries, net	—	4,115	—	—	—	(4,115)	—
Repurchased units as part of unit buyback	(765)	(13,740)	—	—	—	—	(13,740)
Net income (loss)	—	16,832	—	—	—	56,613	73,445
Balance at September 30, 2021	63,831	$580,992	90,710	$956	$749	$1,273,057	$1,855,754

See accompanying notes to condensed consolidated financial statements.

Viper Energy Partners LP
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$509,763	$139,682
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for (benefit from) deferred income taxes	(49,656)	—
Depletion	89,833	74,230
(Gain) loss on derivative instruments, net	19,366	70,649
Net cash receipts (payments) on derivatives	(27,292)	(61,188)
Other	4,372	3,332
Changes in operating assets and liabilities:
Royalty income receivable	(25,647)	(14,923)
Royalty income receivable—related party	(8,123)	(20,024)
Accounts payable and accrued liabilities	3,612	7,902
Other	(2,987)	12
Net cash provided by (used in) operating activities	513,241	199,672
Cash flows from investing activities:
Acquisitions of oil and natural gas interests	(38,334)	(6,728)
Proceeds from sale of oil and natural gas interests	57,945	—
Net cash provided by (used in) investing activities	19,611	(6,728)
Cash flows from financing activities:
Proceeds from borrowings under credit facility	229,000	87,000
Repayment on credit facility	(288,000)	(79,000)
Repayment of senior notes	(48,963)	—
Repurchased units as part of unit buyback	(118,932)	(33,562)
Distributions to public	(147,117)	(46,102)
Distributions to Diamondback	(186,550)	(65,913)
Other	(122)	(2,948)
Net cash provided by (used in) financing activities	(560,684)	(140,525)
Net increase (decrease) in cash and cash equivalents	(27,832)	52,419
Cash, cash equivalents and restricted cash at beginning of period	39,448	19,121
Cash, cash equivalents and restricted cash at end of period	$11,616	$71,540

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

As of September 30, 2022, Viper Energy Partners GP LLC (the “General Partner”) held a 100% general partner interest in the Partnership and Diamondback Energy, Inc. (“Diamondback”) beneficially owned approximately 55% of the Partnership’s total limited partner units outstanding. Diamondback owns and controls the General Partner.

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

The Partnership evaluates these estimates on an ongoing basis, using historical experience, consultation with experts and other methods the Partnership considers reasonable in each particular circumstance. Nevertheless, actual results may differ significantly from the Partnership’s estimates. Any effects on the Partnership’s business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. Significant items subject to such estimates and assumptions include estimates of proved oil and natural gas reserves and related present value estimates of future net cash flows therefrom, the carrying value of oil and natural gas interests, the recoverability of costs of unevaluated properties, the fair value determination of assets and liabilities, including

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
those acquired by the Partnership, fair value estimates of commodity derivatives and estimates of income taxes, including deferred tax valuation allowances.

Related Party Transactions

During the three and nine months ended September 30, 2022, Diamondback, either directly or through its consolidated subsidiaries, paid the Partnership $0.4 million and $6.7 million, respectively, of lease bonus income primarily related to certain leases acquired in the Swallowtail Acquisition.

All other significant related party transactions with Diamondback or its affiliates have been stated on the face of the consolidated financial statements included elsewhere in this report as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021.

Accrued Liabilities

Accrued liabilities consist of the following:

	September 30,	December 31,
	2022	2021
	(In thousands)
Interest payable	$9,694	$4,430
Ad valorem taxes payable	11,075	6,201
Derivatives instruments payable	2,252	8,879
Other	1,152	999
Total accrued liabilities	$24,173	$20,509

Recent Accounting Pronouncements

Recently Adopted Pronouncements

There are no recently adopted pronouncements.

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

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
The following table disaggregates the Partnership’s total royalty income by product type:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Oil income	$167,934	$100,154	$514,180	$272,450
Natural gas income	28,638	12,074	67,621	30,651
Natural gas liquids income	23,337	15,421	70,027	34,518
Total royalty income	$219,909	$127,649	$651,828	$337,619

4.    ACQUISITIONS AND DIVESTITURES

2022 Activity

Acquisitions

In the third quarter of 2022, the Partnership acquired, from unrelated third-party sellers, mineral and royalty interests representing 165 net royalty acres in the Permian Basin for an aggregate purchase price of approximately $40.1 million, subject to post-closing adjustments. The Partnership funded these acquisitions with cash on hand and borrowings under the Operating Company’s revolving credit facility.

Divestitures

In the first quarter of 2022, the Partnership divested 325 net royalty acres of third party operated acreage located entirely in Upton and Reagan counties in the Midland Basin for a net sales price of $29.3 million, including post-closing adjustments.

In the third quarter of 2022, the Partnership divested 93 net royalty acres of third party operated acreage located entirely in Loving county in the Delaware Basin for an aggregate sales price of $29.9 million, subject to closing adjustments.

2021 Activity

Swallowtail Acquisition

On October 1, 2021, the Partnership and the Operating Company acquired certain mineral and royalty interests from Swallowtail Royalties LLC and Swallowtail Royalties II LLC (the “Swallowtail entities”) pursuant to a definitive purchase and sale agreement for approximately 15.25 million common units and approximately $225.3 million in cash (the “Swallowtail Acquisition”). The mineral and royalty interests acquired in the Swallowtail Acquisition represent 2,313 net royalty acres primarily in the Northern Midland Basin, of which 62% were operated by Diamondback as of December 31, 2021. The Swallowtail Acquisition has an effective date of August 1, 2021. In accordance with the terms of the purchase agreement, the Partnership deposited $30.0 million into an escrow account in August 2021, which was released upon the closing of the transaction in October 2021. The cash portion of this transaction was funded through a combination of cash on hand and approximately $190.0 million of borrowings under the Operating Company’s revolving credit facility.

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

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
5.    OIL AND NATURAL GAS INTERESTS

Oil and natural gas interests include the following:

	September 30,	December 31,
	2022	2021
	(In thousands)
Oil and natural gas interests:
Subject to depletion	$2,033,235	$1,873,418
Not subject to depletion	1,460,744	1,640,172
Gross oil and natural gas interests	3,493,979	3,513,590
Accumulated depletion and impairment	(688,996)	(599,163)
Oil and natural gas interests, net	2,804,983	2,914,427
Land	5,688	5,688
Property, net of accumulated depletion and impairment	$2,810,671	$2,920,115

As of September 30, 2022 and December 31, 2021, the Partnership had mineral and royalty interests representing 26,789 and 27,027 net royalty acres, respectively.

No impairment expense was recorded on the Partnership’s oil and natural gas interests for the three and nine months ended September 30, 2022 and 2021 based on the results of the respective quarterly ceiling tests. In addition to commodity prices, the Partnership’s production rates, levels of proved reserves, transfers of unevaluated properties and other factors will determine its actual ceiling test limitations and impairment analysis in future periods. If the trailing 12-month commodity prices decline as compared to the commodity prices used in prior quarters, the Partnership may have material write-downs in subsequent quarters.

6.    DEBT

Long-term debt consisted of the following as of the dates indicated:

	September 30,	December 31,
	2022	2021
	(In thousands)
5.375% senior unsecured notes due 2027	$430,350	$479,938
Revolving credit facility	245,000	304,000
Unamortized debt issuance costs	(1,374)	(1,757)
Unamortized discount	(4,338)	(5,454)
Total long-term debt	$669,638	$776,727

Repurchases of Notes

During the nine months ended September 30, 2022, the Partnership repurchased an aggregate $49.6 million principal amount of the outstanding Notes for total cash consideration of $49.0 million, which resulted in an immaterial loss on extinguishment of debt during the nine months ended September 30, 2022 after including accrued interest and the write-off of related unamortized costs. The Partnership funded the debt repurchases through a combination of cash on hand and borrowings under the Operating Company’s revolving credit facility.

The Operating Company’s Revolving Credit Facility

The Operating Company’s credit agreement, as amended to date, provides for a revolving credit facility in the maximum credit amount of $2.0 billion and a borrowing base of $580.0 million based on the Operating Company’s oil and natural gas reserves and other factors. The borrowing base is scheduled to be redetermined semi-annually in May and November. As of September 30, 2022, the Operating Company had elected a commitment amount of $500.0 million, with

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
$245.0 million of outstanding borrowings and $255.0 million available for future borrowings. During the three and nine months ended September 30, 2022 and 2021, the weighted average interest rates on the Operating Company’s revolving credit facility were 4.75%, 3.53%, 1.98% and 2.14%, respectively. The revolving credit facility will mature on June 2, 2025.

As of September 30, 2022, the Operating Company was in compliance with the financial maintenance covenants under its credit agreement.

7.    UNITHOLDERS’ EQUITY AND DISTRIBUTIONS

The Partnership has General Partner and limited partner units. At September 30, 2022, the Partnership had a total of 74,156,051 common units issued and outstanding and 90,709,946 Class B units issued and outstanding, of which 731,500 common units and 90,709,946 Class B units were beneficially owned by Diamondback, representing approximately 55% of the Partnership’s total units outstanding. At September 30, 2022, Diamondback also beneficially owns 90,709,946 Operating Company units, representing a 55% non-controlling ownership interest in the Operating Company. The Operating Company units and the Partnership’s Class B units beneficially owned by Diamondback are exchangeable from time to time for the Partnership’s common units (that is, one Operating Company unit and one Partnership Class B unit, together, will be exchangeable for one Partnership common unit).

Common Unit Repurchase Program

The board of directors of the Partnership’s General Partner has approved a common unit repurchase program to acquire up to $750.0 million of the Partnership’s outstanding common units over an indefinite period of time. The Partnership intends to purchase common units under the repurchase program opportunistically with funds from cash on hand, free cash flow from operations and potential liquidity events such as the sale of assets. This repurchase program may be suspended from time to time, modified, extended or discontinued by the board of directors of the Partnership’s General Partner at any time. During the three and nine months ended September 30, 2022 and 2021, the Partnership repurchased approximately $50.7 million, $118.9 million, $13.7 million and $33.6 million of common units under the repurchase program, respectively. Repurchases for the nine months ended September 30, 2022 include approximately $37.3 million for the repurchase of 1.5 million common units from a significant unitholder in a privately negotiated transaction in the first quarter of 2022. As of September 30, 2022, $561.0 million remains available for use to repurchase common units under the repurchase program.

Cash Distributions on Common Units

The board of directors of the General Partner has established a distribution policy whereby the Operating Company distributes all or a portion of its available cash on a quarterly basis to its unitholders (including Diamondback and the Partnership). The Partnership in turn distributes all or a portion of the available cash it receives from the Operating Company to its common unitholders. The Partnership’s available cash and the available cash of the Operating Company for each quarter is determined by the board of directors of the General Partner following the end of such quarter. The cash available for distribution by the Operating Company, a non-GAAP measure, generally equals the Partnership’s consolidated Adjusted EBITDA for the applicable quarter, less cash needed for income taxes payable, debt service, contractual obligations, fixed charges and reserves for future operating or capital needs that the board of directors of the General Partner deems necessary or appropriate, lease bonus income, distribution equivalent rights payments and preferred distributions, if any. The Partnership’s cash available for distribution for each quarter generally equals the Partnership’s proportional share of the cash distributed by the Operating Company for the quarter, less cash needed by the Partnership for the payment of income taxes, if any, and the preferred distribution. Further, in July 2022, the board of directors of the General Partner approved a distribution policy, effective beginning with the Partnership’s distribution payable for the third quarter of 2022, consisting of a base and variable distribution, that takes into account capital returned to unitholders via our common unit repurchase program. The board updated the distribution policy in November 2022, providing that lease bonus payments and other similar, one-time, non-recurring payments will be excluded from the calculation of the Partnership’s and the Operating Company’s available cash.

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

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
The following table presents information regarding cash distributions approved by the board of directors of the General Partner for the periods presented (in thousands, except for per share amounts):

Period	Amount per Operating Company Unit	Operating Company Distributions to Diamondback	Amount per Common Unit	Distributions to Common Unitholders(1)	Declaration Date	Unitholder Record Date	Payment Date
Q4 2021	$0.47	$42,634	$0.47	$36,238	February 16, 2022	March 4, 2022	March 11, 2022
Q1 2022	$0.70	$63,497	$0.67	$51,680	April 27, 2022	May 12, 2022	May 19, 2022
Q2 2022	$0.87	$78,918	$0.81	$60,626	July 26, 2022	August 16, 2022	August 23, 2022
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Net income (loss) attributable to the Partnership	$79,340	$16,832	$129,967	$18,474
Change in ownership of consolidated subsidiaries	20,046	4,115	45,764	8,416
Change from net income (loss) attributable to the Partnership's unitholders and transfers to non-controlling interest	$99,386	$20,947	$175,731	$26,890

Allocation of Net Income

The Partnership, as managing member of the Operating Company, has entered into an agreement, as amended on December 28, 2021, whereby special allocations of the Operating Company’s income and gains over losses and deductions (but before depletion) are to be made to Diamondback through December 31, 2022. These special income allocations reduce the taxable income allocated to the Partnership’s common unitholders.

8.    EARNINGS PER COMMON UNIT

The net income (loss) per common unit on the condensed consolidated statements of operations is based on the net income (loss) attributable to the Partnership’s common units for the three and nine months ended September 30, 2022 and 2021.
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

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
A reconciliation of the components of basic and diluted earnings per common unit is presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands, except per unit amounts)
Net income (loss) attributable to the period	$79,340	$16,832	$129,967	$18,474
Less: net income (loss) allocated to participating securities(1)	(173)	(62)	(309)	(141)
Net income (loss) attributable to common unitholders	$79,167	$16,770	$129,658	$18,333
Weighted average common units outstanding:
Basic weighted average common units outstanding	74,943	64,152	76,215	64,724
Effect of dilutive securities:
Potential common units issuable(2)	—	89	110	91
Diluted weighted average common units outstanding	74,943	64,241	76,325	64,815
Net income (loss) per common unit, basic	$1.06	$0.26	$1.70	$0.28
Net income (loss) per common unit, diluted	$1.06	$0.26	$1.70	$0.28
(1)    Restricted stock units with non-forfeitable distribution equivalent rights granted to employees are considered participating securities.
(2) For the three and nine months ended September 30, 2022, and the three months ended September 30, 2021,there were no potential common units excluded from the computation of diluted earnings per common unit because their inclusion would have been anti-dilutive. For the nine months ended September 30, 2021, 2,955 potential common units were excluded in the computation of diluted earnings per common unit because their inclusion would have been anti-dilutive.

9.    INCOME TAXES

The following table provides the Partnership’s provision for (benefit from) income taxes and the effective income tax rate for the dates indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands, except for tax rate)
Provision for (benefit from) income taxes	$(46,409)	$906	$(37,597)	$941
Effective tax rate	(28.4)%	1.2%	(8.0)%	0.7%

The Partnership’s effective income tax rates for the three and nine months ended September 30, 2022 differed from amounts computed by applying the United States federal statutory tax rate to pre-tax income for the period primarily due to net income attributable to the non-controlling interest and the impact of maintaining a valuation allowance on the Partnership’s deferred tax assets. During the three months ended September 30, 2022, the Partnership recognized discrete income tax benefit of $49.7 million related to a partial release of its beginning-of-the-year valuation allowance, based on a change in judgment about the realizability of its deferred tax assets in future years. Management’s assessment of all available evidence, both positive and negative, supporting realizability of the Partnership’s deferred tax assets as required by applicable accounting standards, resulted in recognition of tax benefit for the portion of the Partnership’s deferred tax assets considered more likely than not to be realized. The positive evidence assessed included recent cumulative income due in part to higher commodity prices and an expectation of future taxable income based upon recent actual and forecasted production volumes and prices. The Partnership retained a partial valuation allowance on its deferred tax assets due in part to potential future volatility in commodity prices impacting the likelihood of future realizability. As of September 30, 2022, the Partnership had a deferred tax asset of $152.7 million offset by an allowance of $103.0 million.

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
The Partnership’s effective income tax rates for the three and nine months ended September 30, 2021 differed from amounts computed by applying the United States federal statutory tax rate to pre-tax income for the period primarily due to net income attributable to the non-controlling interest and the impact of maintaining a valuation allowance on the Partnership’s deferred tax assets.

As of September 30, 2021, the Partnership maintained a full valuation allowance against its deferred tax assets, based on its assessment of all available evidence, both positive and negative, supporting realizability of the Partnership’s deferred tax assets.

The CHIPS and Science Act of 2022 (“CHIPS”) was enacted on August 9, 2022, and the Inflation Reduction Act of 2022 (“IRA”) was enacted on August 16, 2022, which created a 15% corporate alternative minimum tax on profits of corporations whose average financial statement income exceeds $1 billion, and included several other provisions applicable to U.S. income taxes for corporations. The Partnership considered the impact of this legislation in the period of enactment and concluded there was not a material impact to the Partnership’s current or deferred income tax balances.

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

Commodity Contracts

The Partnership historically has used fixed price swap contracts, fixed price basis swap contracts and costless collars with corresponding put and call options to reduce price volatility associated with certain of its royalty income. At September 30, 2022, the Partnership has costless collars, put options and basis swaps outstanding.

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

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
As of September 30, 2022, the Partnership had the following outstanding derivative contracts. When aggregating multiple contracts, the weighted average contract price is disclosed.

					Swaps	Collars		Puts
Settlement Month	Settlement Year	Type of Contract	Bbls/Mcf Per Day	Index	Weighted Average Differential	Weighted Average Floor Price	Weighted Average Ceiling Price	Strike Price
OIL
Oct. - Dec.	2022	Collars	4,000	WTI Cushing	$—	$50.00	$128.01	$—
Oct. - Dec.	2022	Puts(1)	8,000	WTI Cushing	$—	$—	$—	$55.00
Jan. - Mar.	2023	Puts(2)	8,000	WTI Cushing	$—	$—	$—	$54.25
Jan. - Dec.	2023	Basis Swap(3)	2,000	Argus WTI Midland	$0.95	$—	$—	$—
NATURAL GAS
Oct. - Dec.	2022	Collars	20,000	Henry Hub	$—	$2.50	$4.62	$—
Jan. - Dec.	2023	Basis Swap(3)	30,000	Waha Hub	$(1.33)	$—	$—	$—
(1) Includes a deferred premium at a weighted average price of $1.54/Bbl.
(2) Includes a deferred premium at a weighted average price of $1.90/Bbl.
(3) The Partnership has fixed price basis swaps for the spread between the Cushing crude oil price and the Midland WTI crude oil price as well as the spread between the Henry Hub natural gas price and the Waha Hub natural gas price. The weighted average differential represents the amount of reduction to the Cushing, Oklahoma oil price and the Waha Hub natural gas price for the notional volumes covered by the basis swap contracts.

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

Gains and Losses on Derivative Instruments

The following table summarizes the gains and losses on derivative instruments included in the condensed consolidated statements of operations and the net cash receipts (payments) on derivatives for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Gain (loss) on derivative instruments	$882	$(9,599)	$(19,366)	$(70,649)
Net cash receipts (payments) on derivatives(1)	$(10,263)	$(25,306)	$(27,292)	$(61,188)
(1)The three and nine months ended September 30, 2022 includes cash paid on commodity contracts terminated prior to their contractual maturity of $2.4 million and $6.6 million, respectively.

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

The following table provides (i) fair value measurement information for financial assets and liabilities measured at fair value on a recurring basis, (ii) the gross amounts of recognized derivative assets and liabilities, (iii) the amounts offset under master netting arrangements with counterparties and (iv) the resulting net amounts presented in the Partnership’s condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021. The net amounts are classified as current or noncurrent based on their anticipated settlement dates.

	As of September 30, 2022
	Level 1	Level 2	Level 3	Total Gross Fair Value	Gross Amounts Offset in Balance Sheet	Net Fair Value Presented in Balance Sheet
	(In thousands)
Assets:
Current:
Derivative instruments	$—	$9,872	$—	$9,872	$(5,186)	$4,686
Non-current:
Derivative instruments	$—	$1,058	$—	$1,058	$(219)	$839
Liabilities:
Current:
Derivative instruments	$—	$6,077	$—	$6,077	$(5,186)	$891
Non-current:
Derivative instruments	$—	$344	$—	$344	$(219)	$125

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total Gross Fair Value	Gross Amounts Offset in Balance Sheet	Net Fair Value Presented in Balance Sheet
	(In thousands)
Assets:
Current:
Derivative instruments	$—	$1,921	$—	$1,921	$(1,921)	$—
Liabilities:
Current:
Derivative instruments	$—	$5,338	$—	$5,338	$(1,921)	$3,417

Assets and Liabilities Not Recorded at Fair Value

The following table provides the fair value of financial instruments that are not recorded at fair value in the condensed consolidated balance sheets:

	September 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Debt:
Revolving credit facility	$245,000	$245,000	$304,000	$304,000
5.375% senior notes due 2027(1)	$424,638	$399,180	$472,727	$498,992
(1) The carrying value includes associated deferred loan costs and any discount.

The fair value of the Operating Company’s revolving credit facility approximates the carrying value based on borrowing rates available to the Partnership for bank loans with similar terms and maturities and is classified as Level 2 in the fair value hierarchy. The fair value of the Notes was determined using the September 30, 2022 quoted market price, a Level 1 classification in the fair value hierarchy.

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

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)

13.    SUBSEQUENT EVENTS

Cash Distribution

On November 3, 2022, the board of directors of the General Partner approved a cash distribution for the third quarter of 2022 of $0.49 per common unit, payable on November 25, 2022, to eligible unitholders of record at the close of business on November 17, 2022. The distribution consists of a base quarterly distribution of $0.25 per common unit and a variable quarterly distribution of $0.24 per common unit.

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

Recent Developments

Commodity Prices

Prices for oil, natural gas and natural gas liquids are determined primarily by prevailing market conditions. Regional and worldwide economic activity, including any economic downturn or recession that has occurred or may occur in the future, extreme weather conditions and other substantially variable factors influence market conditions for these products. These factors are beyond our control and are difficult to predict. During 2022 and 2021, NYMEX WTI, has ranged from $47.62 to $123.70 per Bbl, and the NYMEX Henry Hub price of natural gas has ranged from $2.45 to $9.68 per MMBtu, with seven-year highs reached in 2022. The war in Ukraine, the COVID-19 pandemic, rising interest rates, global supply chain disruptions, concerns about a potential economic downturn or recession and recent measures to combat persistent inflation have continued to contribute to economic and pricing volatility during 2022. Additionally, OPEC and its non-OPEC allies, known collectively as OPEC+, continues to meet regularly to evaluate the state of global oil supply, demand and inventory levels, and has planned production decreases in order to stabilize oil prices during the fourth quarter. However, pricing may remain volatile during the remainder of 2022. We cannot reasonably predict whether production levels will remain at current levels or the impact the full extent of the events above may have on our industry and our business.

Although average oil prices decreased during the third quarter of 2022 from the second quarter of 2022, the commodity prices and industry conditions remained favorable and, based on the results of the quarterly ceiling test, we were not required to record an impairment on our proved oil and natural gas interests for the quarter ended September 30, 2022. If commodity prices deteriorate, we may be required to record impairments in future periods and such impairments could be material. Further, if commodity prices decrease, our production, proved reserves and cash flows may be adversely impacted. Our business may also be adversely impacted by any pipeline capacity and storage constraints.

Acquisitions and Divestitures Update

In the third quarter of 2022, we acquired, from unrelated third-party sellers, mineral and royalty interests representing 165 net royalty acres in the Permian Basin for an aggregate purchase price of approximately $40.1 million, subject to post-closing adjustments. We divested 93 net royalty acres of third party operated acreage located entirely in Loving county in the Delaware Basin for an aggregate sales price of $29.9 million, subject to closing adjustments. Our footprint of mineral and royalty interests totaled 26,789 net royalty acres at September 30, 2022.

Cash Distributions on Common Units

In July 2022, the board of directors of our General Partner approved a distribution policy, effective beginning with our distribution payable for the third quarter of 2022, consisting of a base and variable distribution, that takes into account capital returned to unitholders via our unit buyback program. The board updated the distribution policy in November 2022, providing that lease bonus payments and other similar, one-time, non-recurring payments will be excluded from the calculation of the Partnership’s and the Operating Company’s available cash.

Production and Operational Update

Third party operated net wells turned to production on our acreage during the third quarter of 2022 are at their highest level since the second quarter of 2019, and third party operated gross wells turned to production during the quarter were the highest in the Partnership’s history. There are currently 49 rigs operating on our mineral and royalty acreage, 11 of which are operated by Diamondback. Although demand for oil and natural gas and commodity prices have increased in the current year, Diamondback and certain of our other operators have kept production on our acreage relatively flat during 2022 and expect to maintain relatively flat volumes in the fourth quarter of 2022 and the first quarter of 2023. Our production and free cash flow outlooks are expected to be driven by Diamondback’s continued focus on developing our acreage, as well as our exposure to other well-capitalized operators in the Permian Basin. As a result of Diamondback’s consistent focus on developing our high concentration royalty acreage, primarily in the Northern Midland Basin, we expect our Diamondback-operated full year 2023 oil production to increase by approximately 10% compared to 2022.

The following table summarizes our gross well information as of the dates indicated:

	Diamondback Operated	Third Party Operated	Total
Horizontal wells turned to production (third quarter 2022)(1):
Gross wells	52	221	273
Net 100% royalty interest wells	2.8	2.0	4.8
Average percent net royalty interest	5.4%	0.9%	1.7%

Horizontal producing well count (as of October 20, 2022):
Gross wells	1,504	4,838	6,342
Net 100% royalty interest wells	113.6	63.7	177.3
Average percent net royalty interest	7.6%	1.3%	2.8%

Horizontal active development well count (as of October 20, 2022)(2):
Gross wells	95	475	570
Net 100% royalty interest wells	5.5	5.1	10.6
Average percent net royalty interest	5.7%	1.1%	1.8%

Line of sight wells (as of October 20, 2022)(3):
Gross wells	166	354	520
Net 100% royalty interest wells	8.3	3.6	11.9
Average percent net royalty interest	5.0%	1.0%	2.3%
(1) Average lateral length of 10,880.
(2) The total 570 gross wells currently in the process of active development are those wells that have been spud and are expected to be turned to production within approximately the next six to eight months.
(3) The total 520 gross line-of-sight wells are those that are not currently in the process of active development, but for which we have reason to believe that they will be turned to production within approximately the next 15 to 18 months. The expected timing of these line-of-sight wells is based primarily on permitting by third party operators or Diamondback’s current expected completion schedule. Existing permits or active development of our royalty acreage does not ensure that those wells will be turned to production given the volatility in oil prices.

Comparison of the Three Months Ended September 30, 2022 and June 30, 2022

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

Results of Operations

The following table summarizes our income and expenses for the periods indicated:

	Three Months Ended
	September 30, 2022	June 30, 2022
	(In thousands)
Operating income:
Oil income	$167,934	$191,195
Natural gas income	28,638	23,793
Natural gas liquids income	23,337	23,842
Royalty income	219,909	238,830
Lease bonus income	1,497	329
Other operating income	211	163
Total operating income	221,617	239,322
Costs and expenses:
Production and ad valorem taxes	15,638	16,039
Depletion	30,460	31,962
General and administrative expenses	2,139	1,880
Total costs and expenses	48,237	49,881
Income (loss) from operations	173,380	189,441
Other income (expense):
Interest expense, net	(10,731)	(9,782)
Gain (loss) on derivative instruments, net	882	(1,889)
Other income, net	162	32
Total other expense, net	(9,687)	(11,639)
Income (loss) before income taxes	163,693	177,802
Provision for (benefit from) income taxes	(46,409)	6,182
Net income (loss)	210,102	171,620
Net income (loss) attributable to non-controlling interest	130,762	137,598
Net income (loss) attributable to Viper Energy Partners LP	$79,340	$34,022

The following table summarizes our production data, average sales prices and average costs for the periods indicated:

	Three Months Ended
	September 30, 2022	June 30, 2022
Production data:
Oil (MBbls)	1,828	1,798
Natural gas (MMcf)	4,086	3,898
Natural gas liquids (MBbls)	664	607
Combined volumes (MBOE)(1)	3,173	3,054

Average daily oil volumes (BO/d)	19,870	19,758
Average daily combined volumes (BOE/d)	34,489	33,560

Average sales prices:
Oil ($/Bbl)	$91.87	$106.34
Natural gas ($/Mcf)	$7.01	$6.10
Natural gas liquids ($/Bbl)	$35.15	$39.28
Combined ($/BOE)(2)	$69.31	$78.20

Oil, hedged ($/Bbl)(3)	$91.26	$105.59
Natural gas, hedged ($/Mcf)(3)	$5.36	$4.72
Natural gas liquids ($/Bbl)(3)	$35.15	$39.28
Combined price, hedged ($/BOE)(3)	$66.82	$75.99

Average costs ($/BOE):
Production and ad valorem taxes	$4.93	$5.25
General and administrative - cash component(4)	0.56	0.51
Total operating expense - cash	$5.49	$5.76

General and administrative - non-cash unit compensation expense	$0.11	$0.11
Interest expense, net	$3.38	$3.20
Depletion	$9.60	$10.47
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

Royalty income decreased $18.9 million during the third quarter of 2022, compared to the second quarter of 2022. Changes in average pricing contributed approximately $25.5 million of the total decrease due primarily to lower average oil prices and to a lesser extent, natural gas liquids prices, offset slightly by higher average natural gas prices during the third quarter of 2022. The impact of lower pricing was partially offset by an increase of $6.6 million due to a 4% growth in production in the third quarter of 2022 compared to the second quarter of 2022. This production growth resulted from new wells additions between periods and having one additional day of production in the third quarter of 2022.

Production and Ad Valorem Taxes

The following table presents production and ad valorem taxes for the three months ended September 30, 2022 and June 30, 2022:

	Three Months Ended
	September 30, 2022			June 30, 2022
	Amount (In thousands)	Per BOE	Percentage of Royalty Income	Amount (In thousands)	Per BOE	Percentage of Royalty Income
Production taxes	$11,591	$3.65	5.3%	$12,023	$3.94	5.0%
Ad valorem taxes	4,047	1.28	1.8	4,016	1.31	1.7
Total production and ad valorem taxes	$15,638	$4.93	7.1%	$16,039	$5.25	6.7%

In general, production taxes are directly related to production revenues and are based upon current year commodity prices. Production taxes as a percentage of royalty income for the third quarter of 2022 were consistent with the second quarter of 2022. Ad valorem taxes are based, among other factors, on property values driven by prior year commodity prices. Ad valorem taxes were also consistent between periods.

Depletion

The $1.5 million, or 5%, decrease in depletion expense for the third quarter of 2022 compared to the second quarter of 2022 was due primarily to a reduction in the average depletion rate to $9.60 for the three months ended September 30, 2022 compared to $10.47 for three months ended June 30, 2022. The rate decrease was primarily due to higher SEC oil and natural gas prices utilized in the reserve calculations in the third quarter of 2022, lengthening the economic life of the reserve base and resulting in higher projected remaining reserve volumes on our wells, as well as changes in cost to be excluded from depletion. The reduction in the average depletion rate was primarily offset by higher production in the third quarter of 2022.

Derivative Instruments

The following table shows the net gain (loss) on derivative instruments and the net cash receipts (payments) on derivatives for the periods presented:

	Three Months Ended
	September 30, 2022	June 30, 2022
	(In thousands)
Gain (loss) on derivative instruments	$882	$(1,889)
Net cash receipts (payments) on derivatives(1)	$(10,263)	$(6,765)
(1)The three months ended September 30, 2022 includes cash paid on commodity contracts terminated prior to their contractual maturity of $2.4 million.

We recorded a gain on our derivative instruments for the third quarter of 2022, compared to a loss for the second quarter of 2022. This change is primarily due to market prices decreasing and in some cases being lower than the strike prices on our open oil and natural gas derivative contracts at September 30, 2022 compared to June 30, 2022. This gain was largely offset by net cash payments made to settle matured contracts and for the early termination of certain commodity contracts in the third quarter of 2022. We are required to recognize all derivative instruments on our balance sheet as either assets or liabilities measured at fair value. We have not designated our derivative instruments as hedges for accounting purposes. As a result, we mark our derivative instruments to fair value and recognize the cash and non-cash changes in fair value on derivative instruments in our condensed consolidated statements of operations under the line item captioned “Gain (loss) on derivative instruments, net.” See Note 10—Derivatives of the notes to the condensed consolidated financial statements included elsewhere in this report for additional discussion of our open contracts at September 30, 2022.

Provision for (Benefit from) Income Taxes

The $52.6 million decrease in income tax expense for the third quarter of 2022 compared to the second quarter of 2022 is primarily due to recognition of discrete income tax benefit as a result of the partial reduction of the valuation allowance against our deferred tax assets and to lower pre-tax net income driven primarily by a decrease in royalty income. See Note 9—Income Taxes of the notes to the condensed consolidated financial statements included elsewhere in this report for further details.

Comparison of the Nine Months Ended September 30, 2022 and 2021

Results of Operations

The following table summarizes our income and expenses for the periods indicated:

	Nine Months Ended September 30,
	2022	2021
	(In thousands)
Operating income:
Oil income	$514,180	$272,450
Natural gas income	67,621	30,651
Natural gas liquids income	70,027	34,518
Royalty income	651,828	337,619
Lease bonus income	10,508	1,032
Other operating income	506	479
Total operating income	662,842	339,130
Costs and expenses:
Production and ad valorem taxes	45,547	23,426
Depletion	89,833	74,230
General and administrative expenses	5,972	6,118
Total costs and expenses	141,352	103,774
Income (loss) from operations	521,490	235,356
Other income (expense):
Interest expense, net	(30,158)	(24,161)
Gain (loss) on derivative instruments, net	(19,366)	(70,649)
Other income, net	200	77
Total other expense, net	(49,324)	(94,733)
Income (loss) before income taxes	472,166	140,623
Provision for (benefit from) income taxes	(37,597)	941
Net income (loss)	509,763	139,682
Net income (loss) attributable to non-controlling interest	379,796	121,208
Net income (loss) attributable to Viper Energy Partners LP	$129,967	$18,474

The following table summarizes our production data, average sales prices and average costs for the periods indicated:

	Nine Months Ended September 30,
	2022	2021
Production data:
Oil (MBbls)	5,259	4,378
Natural gas (MMcf)	11,713	9,828
Natural gas liquids (MBbls)	1,857	1,359
Combined volumes (MBOE)(1)	9,068	7,375

Average daily oil volumes (BO/d)	19,264	16,037
Average daily combined volumes (BOE/d)	33,216	27,015

Average sales prices:
Oil ($/Bbl)	$97.77	$62.23
Natural gas ($/Mcf)	$5.77	$3.12
Natural gas liquids ($/Bbl)	$37.71	$25.40
Combined ($/BOE)(2)	$71.88	$45.78

Oil, hedged ($/Bbl)(3)	$96.40	$48.26
Natural gas, hedged ($/Mcf)(3)	$4.62	$3.12
Natural gas liquids ($/Bbl)(3)	$37.71	$25.40
Combined price, hedged ($/BOE)(3)	$69.60	$37.48

Average costs ($/BOE):
Production and ad valorem taxes	$5.02	$3.18
General and administrative - cash component(4)	0.55	0.70
Total operating expense - cash	$5.57	$3.88

General and administrative - non-cash unit compensation expense	$0.11	$0.13
Interest expense, net	$3.33	$3.28
Depletion	$9.91	$10.07
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

Royalty income increased $314.2 million during the nine months ended September 30, 2022 compared to the same period in 2021. As discussed in “—Recent Developments,” strong oil prices in 2022 and to a lesser extent, the continuing recovery in natural gas and natural gas liquids prices, contributed to approximately $240.9 million of the total increase.

The remaining $73.3 million of the total increase in royalty income is attributable to the 23% increase in production volumes during the nine months ended September 30, 2022 compared to the same period in 2021. This production growth stems from new well additions between periods primarily due to the Swallowtail Acquisition.

Lease Bonus Income

Lease bonus income increased during the nine months ended September 30, 2022 compared to the same period in 2021 due primarily to leasing certain assets we acquired in the Swallowtail Acquisition to Diamondback in the first quarter of 2022.

Production and Ad Valorem Taxes

The following table presents production and ad valorem taxes for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022			2021
	Amount (In thousands)	Per BOE	Percentage of Royalty Income	Amount (In thousands)	Per BOE	Percentage of Royalty Income
Production taxes	$33,484	$3.69	5.1%	$17,264	$2.34	5.1%
Ad valorem taxes	12,063	1.33	1.9	6,162	0.84	1.8
Total production and ad valorem taxes	$45,547	$5.02	7.0%	$23,426	$3.18	6.9%

In general, production taxes are directly related to production revenues and are based upon current year commodity prices. Production taxes as a percentage of royalty income for the nine months ended September 30, 2022 remained consistent with the same period in 2021. Ad valorem taxes are based, among other factors, on property values driven by prior year commodity prices. The increase in ad valorem taxes is primarily due to accruing taxes for the properties acquired in the Swallowtail Acquisition, as well as higher valuations assigned to our other oil and natural gas interests period over period driven by higher average commodity prices. Ad valorem taxes remained consistent as a percentage of royalty income for the nine months ended September 30, 2022 compared to the same period in 2021.

Depletion

The $15.6 million, or 21%, increase in depletion expense for the nine months ended September 30, 2022 compared to the same period in 2021 was due primarily to production growth between the periods. The average depletion rate decreased to $9.91 for the nine months ended September 30, 2022 compared to the rate of $10.07 for the same period in 2021. The rate decrease largely resulted from higher SEC oil and natural gas prices utilized in the reserve calculations in 2022, lengthening the economic life of the reserve base and resulting in higher projected remaining reserve volumes on our wells.

Derivative Instruments

The following table shows the net gain (loss) on derivative instruments and the net cash receipts (payments) on derivatives for the periods presented:

	Nine Months Ended September 30,
	2022	2021
	(In thousands)
Gain (loss) on derivative instruments	$(19,366)	$(70,649)
Net cash receipts (payments) on derivatives(1)	$(27,292)	$(61,188)
(1)The nine months ended September 30, 2022 includes cash paid on commodity contracts terminated prior to their contractual maturity of $6.6 million.

We recorded losses on our derivative instruments for the nine months ended September 30, 2022 and 2021 primarily due to market prices being higher than the strike prices on our derivative contracts. We are required to recognize all derivative instruments on our balance sheet as either assets or liabilities measured at fair value. We have not designated our derivative instruments as hedges for accounting purposes. As a result, we mark our derivative instruments to fair value and recognize the cash and non-cash changes in fair value on derivative instruments in our condensed consolidated statements of operations under the line item captioned “Gain (loss) on derivative instruments, net.”

Interest Expense, Net

The $6.0 million increase in net interest expense for the nine months ended September 30, 2022 compared to the same period in 2021 was due primarily to an increase in average outstanding borrowings and interest rates on the Operating Company’s revolving credit facility.

Provision for (Benefit from) Income Taxes

Income tax benefit for the nine months ended September 30, 2022 of $37.6 million resulted primarily from recognition of discrete income tax benefit as a result of the partial reduction in the valuation allowance against our deferred tax assets. This was partially offset by an increase in current tax expense due to the increase in pre-tax income, which was driven largely by increases in royalty income and lease bonus income as well as changes in the gain or loss recognized on our derivative contracts as discussed above. See Note 9—Income Taxes of the notes to the condensed consolidated financial statements included elsewhere in this report for further details.

Liquidity and Capital Resources

Overview of Sources and Uses of Cash

As we pursue our business and financial strategy, we regularly consider which capital resources, including cash flow and equity and debt financings, are available to meet our future financial obligations and liquidity requirements. Our future ability to grow proved reserves will be highly dependent on the capital resources available to us. Our primary sources of liquidity have been cash flows from operations, proceeds from sales of non-core assets and investments, equity and debt offerings and borrowings under the Operating Company’s credit agreement. Our primary uses of cash have been distributions to our unitholders, repayments of debt, capital expenditures for the acquisition of our mineral interests and royalty interests in oil and natural gas properties and repurchases of our common units. At September 30, 2022, we had approximately $266.6 million of liquidity consisting of $11.6 million in cash and cash equivalents and $255.0 million available under the Operating Company’s credit agreement.

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

Continued prolonged volatility in the capital, financial and/or credit markets due to the COVID-19 pandemic, the war in Ukraine, the depressed commodity markets and, or adverse macroeconomic conditions, including persistent inflation, rising interests rates, global supply chain disruptions and increasing concerns over a potential economic downturn or recession, may limit our access to, or increase our cost of, capital or make capital unavailable on terms acceptable to us or at all. Although we expect that our sources of funding will be adequate to fund our short-term and long-term liquidity requirements, we cannot assure you that the needed capital will be available on acceptable terms or at all.

Cash Flows

The following table presents our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2022	2021
	(In thousands)
Cash Flow Data:
Net cash provided by (used in) operating activities	$513,241	$199,672
Net cash provided by (used in) investing activities	19,611	(6,728)
Net cash provided by (used in) financing activities	(560,684)	(140,525)
Net increase (decrease) in cash and cash equivalents	$(27,832)	$52,419

Operating Activities

Our operating cash flow is sensitive to many variables, the most significant of which are the volatility of prices for oil and natural gas and the volumes of oil and natural gas sold by our producers. The increase in net cash provided by operating activities during the nine months ended September 30, 2022 compared to the same period in 2021 was primarily driven by (i) higher royalty income, (ii) an increase in lease bonus income and (iii) a decrease in cash paid for derivative settlements. These increases in cash flow were partially offset by (i) changes in our working capital accounts, most notably through an increase in our accounts receivable in 2022 compared to 2021 due primarily to higher market prices for our oil sales and the timing of our receipt of royalty income payments from our operators (ii) an increase in production and ad valorem expenses due to the corresponding increase in royalty income and (iii) an increase in cash paid for taxes, as our tax provision reflects an increase in current cash income taxes. See “—Results of Operations” for discussion of significant changes in our revenues and expenses.

Investing Activities

Net cash provided by investing activities during the nine months ended September 30, 2022 primarily related to proceeds from the divestitures of oil and natural gas interests, partially offset by expenditures for acquisitions of oil and natural gas interests.

Net cash used in investing activities during the nine months ended September 30, 2021 primarily related to acquisitions of oil and natural gas interests.

Financing Activities

Consistent with our strategy to return cash flow to unitholders, net cash used in financing activities during the nine months ended September 30, 2022 was primarily related to distributions of $333.7 million to our unitholders and $118.9 million of common unit repurchases which included approximately $37.3 million for the repurchase of 1.5 million common units from a significant unitholder in a privately negotiated transaction. Additionally, we paid approximately $49.0 million for the repurchase of principal outstanding on the Notes as discussed in “—2022 Debt Transactions” below and made net repayments of $59.0 million of borrowings under the Operating Company’s revolving credit facility using cash on hand.

Net cash used in financing activities during the nine months ended September 30, 2021, was primarily related to net borrowings of $8.0 million under the Operating Company’s revolving credit facility, distributions of $112.0 million to our unitholders and $33.6 million of repurchases of our common units during the third quarter of 2021.

Capital Resources

The Operating Company’s Revolving Credit Facility

At September 30, 2022, the Operating Company had elected a commitment amount of $500.0 million on its credit agreement with $245.0 million of outstanding borrowings.

2022 Debt Transactions

During the nine months ended September 30, 2022, the Operating Company used a combination of cash on hand and borrowings under the Operating Company’s credit agreement to repurchase a portion of the 5.375% 2027 Senior Notes in the aggregate principal amount of $49.6 million for total cash consideration of $49.0 million.

The Operating Company is currently in compliance, and expects to be in compliance, with all financial maintenance covenants under its credit agreement. See Note 6—Debt of the notes to the condensed consolidated financial statements included elsewhere in this report for additional discussion of our outstanding debt at September 30, 2022.

Capital Requirements

Repurchases of Securities

On July 26, 2022, the board of directors of our General Partner increased the authorization of our common unit repurchase program from $250.0 million to $750.0 million. As of September 30, 2022, $561.0 million remains available for use to repurchase units under the repurchase program.

We may also from time to time opportunistically repurchase some of the outstanding Notes in open market purchases or in privately negotiated transactions.

Cash Distributions

The distribution for the third quarter of 2022 is $0.49 per common unit payable on November 25, 2022 to common unitholders of record at the close of business on November 17, 2022. The dividend consists of a base quarterly dividend of $0.25 per common unit and a variable quarterly dividend of $0.24 per common unit. Future base and variable dividends are at the discretion of the board of directors of our General Partner.

See “—Recent Developments—Cash Distributions on Common Units” and Note 7—Unitholders' Equity and Distributions of the notes to the condensed consolidated financial statements included elsewhere in this report for further discussion of the repurchase program and distributions.

Critical Accounting Estimates

There have been no changes to our critical accounting estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Recent Accounting Pronouncements

See Note 2—Summary of Significant Accounting Policies included in the condensed notes to the consolidated financial statements included elsewhere in this Quarterly Report for recent accounting pronouncements not yet adopted, if any.

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

Commodity Price Risk

Our major market risk exposure is in the pricing applicable to the oil and natural gas production of our operators. Realized prices are driven primarily by the prevailing worldwide price for crude oil and prices for natural gas in the United States. Both crude oil and natural gas realized prices are also impacted by the quality of the product, supply and demand balances in local physical markets and the availability of transportation to demand centers. Pricing for oil and natural gas production has been historically volatile and unpredictable and the prices that our operators receive for production depend on many factors outside of our or their control, such as the war in Ukraine, rising interest rates, global supply chain disruptions, a potential economic downturn or recession, the COVID-19 pandemic and actions taken by OPEC members and other exporting nations. We cannot predict events that may lead to future price volatility and the near term energy outlook remains subject to heightened levels of uncertainty.

We historically have used fixed price swap contracts, fixed price basis swap contracts and costless collars with corresponding put and call options to reduce price volatility associated with certain of our royalty income as discussed in Note 10 — Derivatives of the notes to the condensed consolidated financial statements included elsewhere in this report.

At September 30, 2022, we had a net asset derivative position related to our commodity price derivatives of $4.5 million. Utilizing actual derivative contractual volumes under our contracts as of September 30, 2022, a 10% increase in forward curves associated with the underlying commodity would have increased the net asset position by $0.6 million to $5.1 million, while a 10% decrease in forward curves associated with the underlying commodity would have decreased the net asset derivative position by $0.3 million to $4.2 million. However, any cash derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument.

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

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on our indebtedness under the Operating Company’s credit agreement. The terms of the credit agreement provide for interest on borrowings at a floating rate equal to an alternative base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.50% and 3-month LIBOR plus 1.0%) or LIBOR, in each case plus the applicable margin. The applicable margin ranges from 1.00% to 2.00% in the case of the alternative base rate and from 2.00% to 3.00% in the case of LIBOR, in each case depending on the amount of the loan outstanding in relation to the borrowing base. We are obligated to pay a quarterly commitment fee ranging from 0.375% to 0.500% per year on the unused portion of the borrowing base, which is the least of the maximum credit amount, the aggregate elected commitment amount and the borrowing base. As of September 30, 2022, we had $245.0 million in outstanding borrowings. During the three and nine months ended September 30, 2022, the weighted average interest rate on the Operating Company’s revolving credit facility was 4.75% and 3.53%, respectively.

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

As of September 30, 2022, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer of our General Partner have concluded that as of September 30, 2022, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

As of the date of this filing, we continue to be subject to the risk factors previously disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 24, 2022, Part II, Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, filed with the SEC on May 5, 2022, Part II, Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, filed with the SEC on August 3, 2022, and in subsequent filings we make with the SEC. There have been no material changes in our risk factors from those described in such reports.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

Our common unit repurchase activity for the three months ended September 30, 2022 was as follows:

Period	Total Number of Units Purchased(1)	Average Price Paid Per Unit(2)	Total Number of Units Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Units that May Yet Be Purchased Under the Plan(3)
	(In thousands, except unit amounts)
July 1, 2022 - July 31, 2022	760,000	$26.51	760,000	$591,618
August 1, 2022 - August 31, 2022	529,972	$29.37	529,972	$576,050
September 1, 2022 - September 30, 2022	527,745	$28.44	527,745	$561,043
Total	1,817,717	$27.91	1,817,717
(1)Includes common units repurchased from employees in order to satisfy tax withholding requirements, if any. Such units are cancelled and retired immediately upon repurchase.
(2)The average price paid per common unit includes any commissions paid to repurchase a common unit.
(3)On July 26, 2022, the board of directors of our General Partner increased the authorization of our then-in-effect common unit repurchase program from $250.0 million to $750.0 million. This repurchase program remains subject to market conditions, applicable legal requirements, contractual obligations and other factors and may be suspended from time to time, modified, extended or discontinued by the board of directors of our General Partner at any time.

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

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Unitholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Condensed Notes to Consolidated Financial Statements.

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

VIPER ENERGY PARTNERS LP

		By:	VIPER ENERGY PARTNERS GP LLC
its General Partner

Date:	November 8, 2022	By:	/s/ Travis D. Stice
Travis D. Stice
Chief Executive Officer

Date:	November 8, 2022	By:	/s/ Teresa L. Dick
Teresa L. Dick
Chief Financial Officer