Form 10-K
period 2022-12-31
Viper Energy Partners LP
filed 2023-02-23
CIK 1602065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-36505

Viper Energy Partners LP
(Exact Name of Registrant As Specified in Its Charter)

DE		46-5001985
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification Number)

500 West Texas
Suite 100
Midland,	TX	79701
(Address of principal executive offices)		(Zip code)
(Registrant's telephone number, including area code): (432) 221-7400

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Units	VNOM	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b)    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
The aggregate market value of the common units held by non-affiliates was approximately $2.0 billion on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, based on closing prices in the daily composite list for transactions on the Nasdaq Global Select Market on such date. As of February 17, 2023, 72,677,022 common units representing limited partner interests and 90,709,946 Class B units representing limited partner interests were outstanding.
Documents Incorporated By Reference: None

VIPER ENERGY PARTNERS LP
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2022

GLOSSARY OF OIL AND NATURAL GAS TERMS
The following is a glossary of certain oil and natural gas industry terms used in this Annual Report on Form 10-K (the “Annual Report” or this “report”):

Argus WTI Midland	Crude oil price index at the Permian Basin.
Basin	A large depression on the earth’s surface in which sediments accumulate.
Bbl or barrel	One stock tank barrel, or 42 U.S. gallons liquid volume, used in this report in reference to crude oil or other liquid hydrocarbons.
BO	One barrel of oil.
BO/d	BO per day.
BOE	One barrel of oil equivalent, with six thousand cubic feet of natural gas being equivalent to one barrel of oil.
BOE/d	Barrels of oil equivalent per day.
British Thermal Unit or Btu	The quantity of heat required to raise the temperature of one pound of water by one degree Fahrenheit.
Completion	The process of treating a drilled well followed by the installation of permanent equipment for the production of natural gas or oil, or in the case of a dry hole, the reporting of abandonment to the appropriate agency.
Condensate	Liquid hydrocarbons associated with the production that is primarily natural gas.
Deterministic method	The method of estimating reserves or resources under which a single value for each parameter (from the geoscience, engineering or economic data) in the reserves calculation is used in the reserves estimation procedure.
Developed acreage	Acreage allocated or assignable to productive wells.
Development costs	Capital costs incurred in the acquisition, exploitation and exploration of proved oil and natural gas reserves.
Development well	A well drilled within the proved area of a natural gas or oil reservoir to the depth of a stratigraphic horizon known to be productive.
Differential	An adjustment to the price of oil or natural gas from an established spot market price to reflect differences in the quality and/or location of oil or natural gas.
Dry hole or dry well	A well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceed production expenses and taxes.
Exploitation	A development or other project which may target proven or unproven reserves (such as probable or possible reserves), but which generally has a lower risk than that associated with exploration projects.
Field	An area consisting of either a single reservoir or multiple reservoirs, all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.
Finding and development costs	Capital costs incurred in the acquisition, exploitation and exploration of proved oil and natural gas reserves divided by proved reserve additions and revisions to proved reserves.
Fracturing	The process of creating and preserving a fracture or system of fractures in a reservoir rock typically by injecting a fluid under pressure through a wellbore and into the targeted formation.
Gross acres or gross wells	The total acres or wells, as the case may be, in which a working interest is owned.
Horizontal drilling	A drilling technique used in certain formations where a well is drilled vertically to a certain depth and then drilled at a right angle with a specified interval.
Horizontal wells	Wells drilled directionally horizontal to allow for development of structures not reachable through traditional vertical drilling mechanisms.
MBbls	Thousand barrels of crude oil or other liquid hydrocarbons.
MBOE	One thousand barrels of crude oil equivalent, determined using a ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.
Mcf	One thousand cubic feet of natural gas.
Mineral interests	The interests in ownership of the resource and mineral rights, giving an owner the right to profit from the extracted resources.
MMBtu	One million British Thermal Units.
MMcf	Million cubic feet of natural gas.

Net royalty acres	Net mineral acres multiplied by the average lease royalty interest and other burdens.
Oil and natural gas properties	Tracts of land consisting of properties to be developed for oil and natural gas resource extraction.
Operator	The individual or company responsible for the exploration and/or production of an oil or natural gas well or lease.
Plugging and abandonment	Refers to the sealing off of fluids in the strata penetrated by a well so that the fluids from one stratum will not escape into another or to the surface. Regulations of all states require plugging of abandoned wells.
PUD	Proved undeveloped.
Productive well	A well that is found to be capable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of the production exceed production expenses and taxes.
Prospect	A specific geographic area which, based on supporting geological, geophysical or other data and also preliminary economic analysis using reasonably anticipated prices and costs, is deemed to have potential for the discovery of commercial hydrocarbons.
Proved developed reserves	Reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.
Proved reserves	The estimated quantities of oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be commercially recoverable in future years from known reservoirs under existing economic and operating conditions.
Proved undeveloped reserves	Proved reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.
Recompletion	The process of re-entering an existing wellbore that is either producing or not producing and completing new reservoirs in an attempt to establish or increase existing production.
Reserves	Reserves are estimated remaining quantities of oil and natural gas and related substances anticipated to be economically producible, as of a given date, by application of development projects to known accumulations. In addition, there must exist, or there must be a reasonable expectation that there will exist, the legal right to produce or a revenue interest in the production, installed means of delivering oil and natural gas or related substances to the market and all permits and financing required to implement the project. Reserves should not be assigned to adjacent reservoirs isolated by major, potentially sealing, faults until those reservoirs are penetrated and evaluated as economically producible. Reserves should not be assigned to areas that are clearly separated from a known accumulation by a non-productive reservoir (i.e., absence of reservoir, structurally low reservoir or negative test results). Such areas may contain prospective resources (i.e., potentially recoverable resources from undiscovered accumulations).
Reservoir	A porous and permeable underground formation containing a natural accumulation of producible natural gas and/or crude oil that is confined by impermeable rock or water barriers and is separate from other reservoirs.
Resource play	A set of discovered or prospective oil and/or natural gas accumulations sharing similar geologic, geographic and temporal properties, such as source rock, reservoir structure, timing, trapping mechanism and hydrocarbon type.
Royalty interest	An interest that gives an owner the right to receive a portion of the resources or revenues without having to carry any costs of development, which may be subject to expiration.
Spacing	The distance between wells producing from the same reservoir. Spacing is often expressed in terms of acres (e.g., 40-acre spacing) and is often established by regulatory agencies.
Spud	Commencement of actual drilling operations.
Standardized measure	The present value of estimated future net revenue to be generated from the production of proved reserves, determined in accordance with the rules and regulations of the SEC (using prices and costs in effect as of the date of estimation), less future development, production and income tax expenses, and discounted at 10% per annum to reflect the timing of future net revenue.
Tight formation	A formation with low permeability that produces natural gas with very low flow rates for long periods of time.
Undeveloped acreage	Lease acreage on which wells have not been drilled or completed to a point that would permit the production of economic quantities of oil and natural gas regardless of whether such acreage contains proved reserves.
Waha Hub	West Texas natural gas index.
Wellbore	The hole drilled by the bit that is equipped for oil or natural gas production on a completed well.
Working interest	An operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and receive a share of production and requires the owner to pay a share of the costs of drilling and production operations.
WTI	West Texas Intermediate.
WTI Cushing	Sweet light crude oil in Cushing, Oklahoma.

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

ASU	Accounting Standards Update.
Delaware Act	Delaware Revised Uniform Limited Partnership Act.
Diamondback	Diamondback Energy, Inc., a Delaware corporation.
Diamondback E&P LLC	A subsidiary of Diamondback.
EPA	U.S. Environmental Protection Agency.
Exchange Act	The Securities Exchange Act of 1934, as amended.
FERC	Federal Energy Regulatory Commission.
GAAP	Accounting principles generally accepted in the United States.
General Partner	Viper Energy Partners GP LLC, a Delaware limited liability company; the general partner of the Partnership and a wholly-owned subsidiary of Diamondback.
IPO	The partnership’s initial public offering of common units.
LTIP	Viper Energy Partners LP Long Term Incentive Plan.
OPEC	Organization of the Petroleum Exporting Countries.
Operating Company	Viper Energy Partners LLC, a Delaware limited liability company and a consolidated subsidiary of Viper Energy Partners LP.
Partnership	Viper Energy Partners LP, a Delaware limited partnership.
Partnership agreement	The second amended and restated agreement of limited partnership, dated as of May 9, 2018, as amended as of May 10, 2018.
Ryder Scott	Ryder Scott Company, L.P.
SEC	Securities and Exchange Commission.
Securities Act	The Securities Act of 1933, as amended.
SOFR	The secured overnight financing rate
Notes	The 5.375% Senior Notes due 2027 issued on October 16, 2019.

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
•security threats, including cybersecurity threats and disruptions to our business from breaches of our information technology systems, or from breaches of information technology systems of our operators or third parties with whom we transact business;
•lack of, or disruption in, access to adequate and reliable transportation, processing, storage, and other facilities impacting our operators;
•severe weather conditions;
v

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

Our primary business objective is to provide an attractive return to our unitholders by focusing on business results, generating robust free cash flow, reducing debt and protecting our balance sheet, while maintaining a best-in-class cost structure. Our initial assets consisted of mineral and royalty interests in oil and natural gas properties in the Permian Basin in West Texas, substantially all of which are leased to working interest owners who bear the costs of operation and development.

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

Significant 2022 Acquisitions and Divestitures

Acquisitions

During the year ended December 31, 2022, in individually insignificant transactions, we acquired from unrelated third-party sellers, mineral and royalty interests representing 375 net royalty acres in the Permian Basin for an aggregate net purchase price of approximately $65.9 million, including certain customary closing adjustments. We funded these acquisitions with cash on hand and borrowings under the Operating Company’s revolving credit facility.

Divestitures

In the first quarter of 2022, we divested 325 net royalty acres of third party operated acreage located entirely in Upton and Reagan counties in the Midland Basin for an aggregate net sales price of $29.3 million, including customary closing adjustments.

In the third quarter of 2022, we divested 93 net royalty acres of third party operated acreage located entirely in Loving county in the Delaware Basin for an aggregate net sales price of $29.9 million, including customary closing adjustments.

In the fourth quarter of 2022, we divested our entire position in the Eagle Ford Shale, consisting of 681 net royalty acres of third party operated acreage for an aggregate net sales price of $53.8 million, including certain customary closing adjustments.

Our Properties

As of December 31, 2022, our assets consisted of mineral and royalty interests underlying 775,180 gross acres and 26,315 net royalty acres in the Permian Basin. Diamondback is the operator of approximately 57% of our net royalty acreage. As of December 31, 2022, there were 8,260 wells producing on this acreage, of which Diamondback was the operator of 2,558 wells. Net production during the fourth quarter of 2022 was approximately 34,935 BOE/d and net production for the year ended December 31, 2022 averaged 33,649 BOE/d. For the years ended December 31, 2022, 2021 and 2020, royalty income generated from these mineral and royalty interests was $838.0 million, $501.5 million and $247.0 million, respectively.

The estimated proved oil and natural gas reserves of our assets, as of December 31, 2022, were 148,900 MBOE based on reserve estimates prepared by our internal reservoir engineers and audited by Ryder Scott, an independent petroleum engineering firm. Of these reserves, approximately 72% were classified as proved developed producing reserves. Proved undeveloped, or PUD, reserves included in this estimate were from 525 gross horizontal well locations. As of December 31, 2022, our proved reserves were approximately 53% oil, 23% natural gas liquids and 24% natural gas.

Our Relationship with Diamondback

As of December 31, 2022, our General Partner had a 100% general partner interest in us, and Diamondback owned 731,500 common units and beneficially owned all of our 90,709,946 outstanding Class B units, collectively, representing approximately 56% of our total units outstanding. Diamondback also owns and controls our General Partner. We believe that the properties held by Diamondback include properties that have, or with additional development will have, production and reserves characteristics that could make them attractive for inclusion in our partnership. We believe Diamondback’s significant ownership in us will motivate it to offer additional mineral and other interests in oil and natural gas properties to us in the future, although Diamondback has no obligation to do so and may elect to dispose of mineral and other interests in such properties without offering us the opportunities to acquire them.

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

Business Strategies

Our primary business objective is to generate the highest value proposition for our unitholders through a focus on increasing long-term per unit growth and returns by generating robust free cash flow, reducing debt and protecting our balance sheet. We intend to accomplish this objective by executing the following strategies:

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

•Leverage our relationship with Diamondback to participate with it in acquisitions of mineral or other interests in producing properties from third parties and to increase the size and scope of our potential third party acquisition targets. We have in the past and intend to continue to make opportunistic acquisitions of mineral and other interests that have substantial oil-weighted resource potential and organic growth potential. Through our relationships with Diamondback and its affiliates, we have access to their significant pool of management talent and industry relationships, which we believe provide us with a competitive advantage in pursuing potential third party acquisition opportunities. For example, we and Diamondback may pursue an acquisition where Diamondback would acquire working and revenue interests in properties and we would acquire mineral or royalty interests in such properties either in the same or subsequent transactions, similar to Diamondback’s acquisition of certain assets from Guidon Operating LLC and our acquisition of certain mineral and royalty interests from Swallowtail Royalties LLC and Swallowtail Royalties II LLC in October 2021, which we refer to in this report as the Swallowtail Acquisition.

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

However, neither Diamondback nor any of its affiliates are contractually obligated to offer or sell any interests in properties to us.

•High-grade our asset base. We intend to continue to high-grade our asset base and selectively divest non-core minerals with limited optionality when the amount negotiated exceeds our projected total value and then redeploy proceeds into our core areas of focus.

•Maintain a conservative capital structure to allow financial flexibility. Since our formation, we have maintained a conservative capital structure that has allowed us to opportunistically purchase accretive mineral and other interests. We are committed to maintaining a conservative leverage profile, and will continue to seek to opportunistically fund accretive acquisitions. In addition to making distributions in accordance with our distribution policy, we intend to continue to repay debt using free cash flow to ensure our ability to successfully operate in challenging business and commodity price environments.

•Hedge to manage commodity price risk and to protect our balance sheet and cash flow. We use a combination of derivative instruments to economically hedge exposure to changes in commodity prices and maintain financial and balance sheet flexibility.

Competitive Strengths

We believe the following competitive strengths will allow us to successfully execute our business strategies and achieve our primary business objective:

•Oil rich resource base in one of North America’s leading resource plays. As of December 31, 2022, 340 horizontal drilling rigs were operating in the Permian Basin, representing 45% of the total U.S. onshore horizontal rig activity. The majority of our current properties is well positioned in the core of both the Midland and Delaware Basins in the Permian Basin. Production on our properties for the year ended December 31, 2022 and our estimated net proved reserves are heavily oil-weighted.

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

•Favorable and stable operating environment. We primarily focus our growth in the Permian Basin, one of the oldest, most prolific hydrocarbon basins in the United States, with a long and well-established production history and developed infrastructure. With over 350,000 wells drilled in the Permian Basin since the 1940s, we believe that the geological and regulatory environment is more stable and predictable, and that we are faced with fewer operational risks, in the Permian Basin as compared to emerging hydrocarbon basins. We believe that the impact of the proven application of new technology, combined with the substantial geological information available about the Permian Basin, also reduces the risk of development and exploration activities on our mineral and royalty acreage as compared to emerging hydrocarbon basins.

Oil and Natural Gas Data

Proved Reserves

Evaluation and Review of Reserves

The estimated reserves as of December 31, 2022 are based on reserve estimates prepared by our internal reservoir engineers and audited by Ryder Scott, an independent petroleum engineering firm. Our historical reserve estimates as of December 31, 2021 and 2020 were prepared by Ryder Scott. The internal and external technical persons responsible for preparing or auditing our proved reserve estimates meet the requirements with regards to qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. Ryder Scott is a third party engineering firm and does not own an interest in any of our properties and is not employed by us on a contingent basis. The purpose of Ryder Scott’s audit was to provide additional assurance on the reasonableness of internally prepared reserve estimates for 2022. The proved reserve audit performed by Ryder Scott for 2022 covered 100% of our total proved reserves. A copy of the summary audit report prepared by Ryder Scott is included as Exhibit 99.1 to this Annual Report.

Under SEC rules, proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible–from a given date forward, from known reservoirs and under existing economic conditions, operating methods and government regulations–prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. If deterministic methods are used, the SEC has defined reasonable certainty for proved reserves as a “high degree of confidence that the quantities will be recovered.” All of our proved reserves as of December 31, 2022 were estimated using a deterministic method.

The estimation of reserves involves two distinct determinations. The first determination results in the estimation of the quantities of recoverable oil and natural gas and the second determination results in the estimation of the uncertainty associated with those estimated quantities in accordance with the definitions established under SEC rules. The process of estimating the quantities of recoverable oil and natural gas reserves relies on the use of certain generally accepted analytical procedures. These analytical procedures fall into three broad categories or methods: (1) performance-based methods, (2) volumetric-based methods and (3) analogy. These methods may be used singularly or in combination by the reserve evaluator in the process of estimating the quantities of reserves. In general, our proved producing reserves attributable to producing wells were estimated by performance methods. These performance methods include, but may not be limited to, decline curve analysis, which utilized extrapolations of available historical production and pressure data. In certain cases where there was inadequate historical performance data to establish a definitive trend and where the use of production performance data as a basis for the estimates was considered to be inappropriate, the proved producing reserves were estimated by analogy, or a combination of performance and analogy methods. The analogy method was used where there were inadequate historical performance data to establish a definitive trend and where the use of production performance data as a basis for the reserve estimates was considered to be inappropriate. All proved developed non-producing and undeveloped reserves were estimated by the analogy method.

To estimate economically recoverable proved reserves and related future net cash flows, we considered many factors and assumptions, including the use of reservoir parameters derived from geological, geophysical and engineering data which cannot be measured directly, economic criteria based on current costs and the SEC pricing requirements and forecasts of future production rates. To establish reasonable certainty with respect to our estimated proved reserves, the technologies and economic data used in the estimation of our proved reserves included production and well test data, downhole completion information, geologic data, electrical logs, radioactivity logs, core analyses, available seismic data and historical well cost and operating expense data.

The process of estimating oil, natural gas and natural gas liquids reserves is complex and requires significant judgment, as discussed in “Item 1A. Risk Factors” of this report. As a result, our petroleum engineers and geoscience professionals that have an internal controls process to ensure the integrity, accuracy and timeliness of the data used to calculate our proved reserves relating to our assets in the Permian Basin. Our internal technical staff met with our independent reserve auditors periodically during their audit of the period covered by the reserve report to discuss the assumptions and methods used in our proved reserve estimation process. As part of the audit process, we provide historical information to the independent reserve auditors for our properties such as ownership interest, oil and gas production, well test data, commodity prices and operating and development costs. The Senior Vice President of Reservoir Engineering of our General Partner is primarily responsible for overseeing the preparation of all of our reserve estimates and overseeing communications with our independent reserve auditor. The Senior Vice President of Reservoir Engineering is a petroleum engineer with over 19 years of reservoir and operations experience and our geoscience staff has an average of approximately 14 years of industry experience per person. Our technical staff uses historical information for our properties such as ownership interest, oil and natural gas production, well test data, commodity prices and operating and development costs used to estimate economic lives of our properties. Ryder Scott performed an independent analysis during its audit of our estimated reserves for 2022 and any differences were reviewed with our Senior Vice President of Reservoir Engineering. For 2022, our reserve auditor’s estimates of our proved reserves did not differ materially from our estimates by more than the established audit tolerance guidelines of ten percent.

The internal control procedures utilized in the preparation of our proved reserve estimates are intended to ensure reliability of reserve estimations, and include, but are not limited to the following:

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
•review of historical realized commodity prices and differentials from index prices compared to the differentials used in the reserves database;
•direct reporting responsibilities by the Senior Vice President of Reservoir Engineering to the Chief Executive Officer of our General Partner and by the current primary reserve engineer to the President of our General Partner;
•prior to finalizing the reserve report, a review of our preliminary proved reserve estimates by our President and Chief Financial Officer, Executive Vice President and Chief Operating Officer, Senior Vice President of Reservoir Engineering and our primary reserves engineers takes place on an annual basis;
•review of our proved reserve estimates by our Audit Committee with our executive team and Ryder Scott on an annual basis;
•verification of property ownership by our land department; and
•no employee’s compensation is tied to the amount of reserves booked.

The following table presents our estimated net proved oil and natural gas reserves as of December 31, 2022, 2021 and 2020, which were prepared in accordance with the rules and regulations of the SEC. All of our proved reserves included in the reserve reports are located in the continental United States.

	December 31,
	2022	2021	2020
Estimated proved developed reserves:
Oil (MBbls)	54,817	49,280	40,220
Natural gas (MMcf)	161,119	134,485	93,617
Natural gas liquids (MBbls)	25,621	19,476	16,724
Total (MBOE)	107,291	91,170	72,547
Estimated proved undeveloped reserves:
Oil (MBbls)	24,187	19,960	17,310
Natural gas (MMcf)	48,845	49,205	25,833
Natural gas liquids (MBbls)	9,281	8,557	5,229
Total (MBOE)	41,609	36,718	26,845
Estimated net proved reserves:
Oil (MBbls)	79,004	69,240	57,530
Natural gas (MMcf)	209,964	183,690	119,450
Natural gas liquids (MBbls)	34,902	28,033	21,953
Total (MBOE)(1)	148,900	127,888	99,392
Percent proved developed	72%	71%	73%
(1)Estimates of reserves as of December 31, 2022, 2021 and 2020 were prepared using the unweighted arithmetic average of hydrocarbon prices received on a field-by-field basis on the first day of each month within the 12-month periods ended December 31, 2022, 2021 and 2020, respectively, in accordance with SEC guidelines. Reserve estimates do not include any value for probable or possible reserves that may exist, nor do they include any value for undeveloped acreage. The reserve estimates represent our net revenue interest in our properties. Although we believe these estimates are reasonable, actual future production, cash flows, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from these estimates. See “Item 1A. Risk Factors” for a discussion of risks and uncertainties associated with our estimates of proved reserves and related factors, and see Note 14—Supplemental

Information on Oil and Natural Gas Operations and “Critical Accounting Estimates” for further discussion of our reserve estimates and pricing.

Proved Undeveloped Reserves

As of December 31, 2022, our PUD reserves totaled 24,187 MBbls of oil, 48,845 MMcf of natural gas and 9,281 MBbls of natural gas liquids, for a total of 41,609 MBOE. PUDs will be converted from undeveloped to developed as the applicable wells begin production. Our PUD reserves were from 525 horizontal wells, of which Diamondback is the operator of 510 wells with ConocoPhillips operating the remaining wells. Of the horizontal locations, 166 are Wolfcamp A wells, 141 are Lower Spraberry wells, 37 are Wolfcamp B wells, 153 are Middle Spraberry/Jo Mill wells and 28 are Bone Spring wells.

The following table includes the changes in PUD reserves for 2022:

(MBOE)
Beginning proved undeveloped reserves at December 31, 2021	36,718
Undeveloped reserves transferred to developed	(6,758)
Revisions	(3,675)
Purchases	367
Extensions and discoveries	14,957
Ending proved undeveloped reserves at December 31, 2022	41,609

The increase in proved undeveloped reserves was primarily attributable to additions of 14,957 MBOE, primarily from 199 horizontal well locations attributable to extensions resulting from strategic drilling of wells to delineate our acreage position and acquisitions of 367 MBOE, partially offset by the conversion of PUD reserves into proved developed reserves of 6,758 MBOE. Downward revisions of 3,675 MBOE were primarily attributable to PUD downgrades of 7,007 MBOE, which were partially offset by other positive revisions.

All of our PUD drilling locations are scheduled to be drilled within five years from the date they were initially recorded. As of December 31, 2022, none of our total proved reserves were classified as proved developed non-producing.

Oil and Natural Gas Production Prices and Production Costs

Production and Price History

We operate primarily in the Midland and Delaware Basins of the Permian Basin in Texas. At December 31, 2022, 2021 and 2020, the Midland Basin and the Delaware Basin each contained 15% or more of our total proved reserves.

The following table sets forth information regarding our share of our operators’ net production of oil, natural gas and natural gas liquids for these fields along with our share of our operators’ net production from fields containing less than 15% of our total proved reserves:

	Midland	Delaware	Other(1)	Total
Production Data:
Year Ended December 31, 2022
Oil (MBbls)	5,219	1,765	113	7,097
Natural gas (MMcf)	10,648	4,864	356	15,868
Natural gas liquids (MBbl)	1,859	617	64	2,540
Combined volumes (MBOE)	8,853	3,193	236	12,282

Year Ended December 31, 2021
Oil (MBbls)	4,220	1,730	118	6,068
Natural gas (MMcf)	8,756	4,570	346	13,672
Natural gas liquids (MBbl)	1,351	490	72	1,913
Combined volumes (MBOE)	7,030	2,982	248	10,260

Year Ended December 31, 2020
Oil (MBbls)	4,013	1,787	156	5,956
Natural gas (MMcf)	7,136	3,962	388	11,486
Natural gas liquids (MBbl)	1,279	484	85	1,848
Combined volumes (MBOE)	6,481	2,931	306	9,718
(1)Production data includes the Eagle Ford Shale through October 1, 2022, the effective date on which the properties were divested.

The following table sets forth certain price and cost information for each of the periods indicated:

	Year Ended December 31,
	2022	2021	2020
Average Prices:
Oil (per Bbl)	$94.02	$65.51	$36.58
Natural gas (per Mcf)	$5.24	$3.60	$0.79
Natural gas liquids (per Bbl)	$34.47	$28.66	$10.88
Combined (per BOE)	$68.23	$48.88	$25.41

Oil, hedged ($/Bbl)(1)	$92.85	$50.25	$32.00
Natural gas, hedged ($/Mcf)(1)	$4.20	$3.60	$0.02
Natural gas liquids ($/Bbl)(1)	$34.47	$28.66	$10.88
Combined price, hedged ($/BOE)(1)	$66.21	$39.86	$21.71
(1) Hedged prices reflect the effect of our commodity derivative transactions on our average sales prices. Our calculation of such effects include realized gains and losses on cash settlements for matured commodity derivatives, which we do not designate for hedge accounting.

Productive Wells

As of December 31, 2022, we owned an average 3.8% net revenue interest in 8,260 gross productive wells, including an average 3.8% net revenue interest in 7,985 gross oil productive wells and an average 2.1% net revenue interest in 275 gross natural gas productive wells. As of December 31, 2022, we had 34 gross wells with an average 7.5% net revenue interest in process of being drilled by Diamondback. The expected timing of these wells is based primarily on permitting by third party operators or Diamondback’s current expected completion schedule. Productive wells consist of producing wells capable of production, including natural gas awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities. Gross wells are the total number of producing wells in which we have an interest.

Acreage

The following table sets forth information as of December 31, 2022 relating to the gross and net royalty acreage of our mineral interests:

Basin	Gross Royalty Acreage	Net Royalty Acreage
Delaware	502,003	14,944
Midland	273,177	11,371
Total acreage	775,180	26,315

Our net interest in production from our mineral interests is based on lease royalty terms which vary from property to property. Our interest in the majority of these properties is perpetual in nature, however an insignificant portion of our net royalty acreage consists of overriding royalty interests which may be subject to expiration. Net royalty acres are defined as net mineral acres multiplied by the average lease royalty interest and other burdens.

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

Competition

The oil and natural gas industry is intensely competitive, and we compete with other companies that may have greater resources. Many of these companies explore for and produce oil and natural gas, carry on midstream and refining operations and market petroleum and other products on a regional, national or worldwide basis. These companies may be able to pay more for productive oil and natural gas properties, mineral interests and exploratory prospects or to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, these companies may have a greater ability to continue exploration activities during periods of low oil and natural gas market prices than operators of our mineral and royalty acreage. Our larger or more integrated competitors may be able to absorb the burden of existing, and any changes to, federal, state and local laws and regulations more easily than we can, which would adversely affect our competitive position.

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

Seasonal Nature of Business

Generally, demand for oil increases during the summer months and decreases during the winter months while natural gas decreases during the summer months and increases during the winter months. Certain natural gas users utilize natural gas storage facilities and purchase some of their anticipated winter requirements during the summer, which can lessen seasonal demand fluctuations. Seasonal weather conditions such as the severe winter storms in the Permian Basin in early 2021, and lease stipulations, can limit drilling and producing activities and other oil and natural gas operations in a portion of our operating areas. These seasonal anomalies can pose challenges for our operators in meeting well drilling objectives and can increase competition for equipment, supplies and personnel during the spring and summer months, which could lead to shortages and increase costs or delay operations.

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

The scope of waters regulated under the CWA has fluctuated in recent years. On June 29, 2015, the EPA and the U.S. Army Corps of Engineers, or the Corps, jointly promulgated final rules redefining the scope of waters protected under the CWA. However, on October 22, 2019, the agencies published a final rule to repeal the 2015 rules, and then, on April 21, 2020, the EPA and the Corps published a final rule replacing the 2015 rule, and significantly reducing the waters subject to federal regulation under the CWA. On August 30, 2021, a federal court struck down the replacement rule and, on December 30, 2022, the EPA and the Corps published a final rule that would restore water protections that were in place prior to 2015. Meanwhile, in October 2022, the Supreme Court heard oral arguments in a case addressing the proper test for determining whether wetlands are “waters of the United States.” As a result of such recent developments, substantial uncertainty exists regarding the scope of waters protected under the CWA. To the extent the rules expand the range of properties subject to the CWA’s jurisdiction, we or third-party operators could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas.

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

Climate Change

In recent years, federal, state and local governments have taken steps to reduce emissions of greenhouse gases. On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, or the IRA, which includes billions of dollars in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles, investments in advanced biofuels and supporting infrastructure and carbon capture and sequestration. These incentives could accelerate the transition of the economy away from the use of fossil fuels towards lower- or zero-carbon emissions alternatives, which could decrease demand for, and in turn the prices of, the oil and natural gas that we produce and sell, which could decrease demand for, and in turn the prices of, the oil and natural gas that we produce and sell and adversely impact our business. In addition, the IRA imposes the first ever federal fee on the emission of greenhouse gases through a methane emissions charge. The IRA amends the CAA to impose a fee on the emission of methane that exceeds an applicable waste emissions threshold from sources required to report their greenhouse gas emissions to the EPA, including those sources in the offshore and onshore petroleum and natural gas production and gathering and boosting source categories. The methane emissions charge would start in calendar year 2024 at $900 per ton of methane, increase to $1,200 in 2025 and be set at $1,500 for 2026 and each year after. Calculation of the fee is based on certain thresholds established in the IRA. The methane emissions charge could increase our operating costs, which could adversely impact our business, financial condition and cash flows.

The EPA has also finalized a series of greenhouse gas monitoring, reporting and emissions control rules for the oil and natural gas industry, and almost one-half of the states have taken measures to reduce emissions of greenhouse gases primarily through the development of greenhouse gas emission inventories and/or regional greenhouse gas cap-and-trade programs. In addition, states have imposed increasingly stringent requirements related to the venting or flaring of gas during oil and natural gas operations. For example, on November 4, 2020, the Texas Railroad Commission adopted new guidance on when flaring is permissible, requiring operators to submit more specific information to justify the need to flare or vent gas.

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

In addition, there have been efforts in recent years to influence the investment community, including investment advisors and certain sovereign wealth, pension and endowment funds, by promoting divestment of fossil fuel equities and pressuring lenders to limit funding and insurance underwriters to limit coverages to companies engaged in the extraction of fossil fuel reserves. Such environmental activism and initiatives aimed at limiting climate change and reducing air pollution could interfere with our business activities, operations and ability to access capital. Furthermore, claims have been made against certain energy companies alleging that greenhouse gas emissions from oil and natural gas operations constitute a public nuisance under federal and/or state common law. As a result, private individuals or public entities may seek to enforce environmental laws and regulations against us and could allege personal injury, property damages or other liabilities. While our business is not a party to any such litigation, we could be named in actions making similar allegations. An unfavorable ruling in any such case could significantly impact our operations and could have an adverse impact on our financial condition.

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

On August 16, 2012, the EPA published final regulations under the federal CAA that establish new air emission controls for oil and natural gas production and natural gas processing operations. Specifically, the EPA’s rule package includes New Source Performance standards to address emissions of sulfur dioxide and volatile organic compounds and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. The final rules seek to achieve a 95% reduction in volatile organic compounds emitted by requiring the use of reduced emission completions or “green completions” on all hydraulically-fractured wells constructed or refractured after January 1, 2015. The rules also establish specific new requirements regarding emissions from compressors, controllers, dehydrators, storage tanks and other production equipment. The EPA received numerous requests for reconsideration of these rules from both industry and the environmental community, and court challenges to the rules were also filed. In response, the EPA has issued, and will likely continue to issue, revised rules responsive to some of the requests for reconsideration. In particular, on May 12, 2016, the EPA amended its regulations to impose new standards for methane and volatile organic compounds emissions for certain new, modified, and reconstructed equipment, processes, and activities across the oil and natural gas sector. However, on August 13, 2020, in response to an executive order by former President Trump to review and revise unduly burdensome regulations, the EPA amended the 2012 and 2016 New Source Performance standards to ease regulatory burdens, including rescinding standards applicable to transmission or storage segments and eliminating methane requirements altogether. On June 30, 2021, President Biden signed into law a joint resolution of the U.S. Congress disapproving the 2020 amendments (with the exception of some technical changes) thereby reinstating the 2012 and 2016 New Source Performance standards. The EPA expects owners and operators of regulated sources to take “immediate steps” to comply with these standards. Additionally, on November 15, 2021, the EPA published a proposed rule that would expand and strengthen emission reduction requirements for both new and existing sources in the oil and natural gas industry by requiring increased monitoring of fugitive emissions, imposing new requirements for pneumatic controllers and tank batteries, and prohibiting venting of natural gas in certain situations. On December 6, 2022, the EPA published a supplemental proposal to strengthen the emission reduction requirements, which would, among other things, expand leak detection requirements and tighten flaring restrictions. These new standards, to the extent implemented, as well as any future laws and their implementing regulations, may require us to obtain pre-approval for the expansion or modification of existing facilities or the construction of new facilities expected to produce air emissions, impose stringent air permit requirements, or mandate the use of specific equipment or technologies to control emissions. We cannot predict the final regulatory requirements or the cost to comply with such requirements with any certainty.

Furthermore, there are certain governmental reviews either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices. On December 13, 2016, the EPA released a study examining the potential for hydraulic fracturing activities to impact drinking water resources, finding that, under some circumstances, the use of water in hydraulic fracturing activities can impact drinking water resources. Also, on February 6, 2015, the EPA released a report with findings and recommendations related to public concern about induced seismic activity from disposal wells. The report recommends strategies for managing and minimizing the potential for significant injection-induced seismic events. Other governmental agencies, including the U.S. Department of Energy and the Department of the Interior have evaluated or are evaluating various other aspects of hydraulic fracturing. These ongoing or proposed studies could spur initiatives to further regulate hydraulic fracturing, and could ultimately make it more difficult or costly for us to perform fracturing and increase our costs of compliance and doing business.

Several states, including Texas, and local jurisdictions, have adopted, or are considering adopting, regulations that could restrict or prohibit hydraulic fracturing in certain circumstances, impose more stringent operating standards and/or require the disclosure of the composition of hydraulic fracturing fluids. The Texas Legislature adopted legislation, effective September 1, 2011, requiring oil and natural gas operators to publicly disclose the chemicals used in the hydraulic fracturing process. The Texas Railroad Commission adopted rules and regulations implementing this legislation that apply to all wells for which the Texas Railroad Commission issues an initial drilling permit after February 1, 2012. The law requires that the well operator disclose the list of chemical ingredients subject to the requirements of Federal Occupational Safety and Health Act for disclosure on an internet website and also file the list of chemicals with the Texas Railroad Commission with the well completion report. The total volume of water used to hydraulically fracture a well must also be disclosed to the public and filed with the Texas Railroad Commission. Also, in May 2013, the Texas Railroad Commission adopted rules governing well casing, cementing and other standards for ensuring that hydraulic fracturing operations do not contaminate nearby water resources. The rules took effect in January 2014. Additionally, on October 28, 2014, the Texas Railroad Commission adopted disposal well rule amendments designed, among other things, to require applicants for new disposal wells that will receive non-hazardous produced water and hydraulic fracturing flowback fluid to conduct seismic activity searches utilizing the U.S. Geological Survey. The searches are intended to determine the potential for earthquakes within a circular area of 100 square miles around a proposed new disposal well. The disposal well rule amendments, which became effective on November 17, 2014, also clarify the Texas Railroad Commission’s authority to modify, suspend or terminate a disposal well permit if scientific data indicates a disposal well is likely to contribute to seismic activity. The Texas Railroad Commission has used this authority to deny permits and temporarily suspend operations for waste disposal wells. For example, in September 2021, the Texas Railroad Commission curtailed the amount of water companies were permitted to inject into some wells near Midland and Odessa in the Permian Basin, and has subsequently suspended some permits there and expanded the restrictions to other areas. In addition, the Texas Railroad Commission has imposed daily monitoring and reporting requirements for any new disposal well permitted in the Permian Basin. These restrictions on the disposal of produced water, a moratorium on new produced water wells, and additional monitoring and reporting requirements could result in increased operating costs, forcing our operators or their vendors to truck produced water, recycle it or pump it through the pipeline network or other means, all of which could be costly. Our operators or their vendors may also limit disposal well volumes, disposal rates and pressures or locations, or require them to shut down or curtail the injection of produced water into disposal wells. These factors may make drilling activity in the affected parts of the Permian Basin less economical and adversely impact our business.

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

Availability of Partnership Reports

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge on the Investor Relations page of our website at www.viperenergy.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Information contained on, or connected to, our website is not incorporated by reference into this Annual Report and should not be considered part of this or any other report that we file with or furnish to the SEC. Reports filed or furnished with the SEC are also made available on its website at www.sec.gov.

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

Risks Related to Our Business

In prior periods, our business was adversely affected by the COVID-19 pandemic and volatility in the oil and natural gas markets, compounded by the global effects of the war in Ukraine. We could continue to experience such adverse effects in future periods.

During 2022, 2021, and 2020 NYMEX WTI has ranged from $(37.63) to $123.70 per Bbl, and the NYMEX Henry Hub price of natural gas has ranged from $1.48 to $9.68 per MMBtu, with seven-year highs reached in 2022 and historic lows for oil reached in 2020. The war in Ukraine, the COVID-19 pandemic, rising interest rates, global supply chain disruptions, concerns about a potential economic downturn or recession, recent measures to combat persistent inflation, and actions taken by OPEC and its non-OPEC allies, collectively OPEC+, continued to contribute to economic and pricing volatility during 2022.

Despite the recovery in crude oil prices and strong demand, Diamondback and certain of our other operators kept production on our acreage relatively flat during 2022, using their excess cash flow for debt repayment and/or return to their stockholders rather than expanding their drilling programs. We cannot reasonably predict whether production levels will remain at current levels or the impact the full extent of the events above may have on our industry and our business.

Due to the improvement in commodity pricing environment and industry conditions, we did not record any impairments in 2022. However, if commodity prices fall below current levels, we may be required to record impairments in future periods and such impairments could be material. Further, if commodity prices decrease, our production, proved reserves and cash flows will be adversely impacted. Lower oil and natural gas prices may also result in a reduction in the borrowing base under the Operating Company’s revolving credit facility, which may be determined at the discretion of our lenders.

Other significant factors that are likely to continue to affect commodity prices in future periods include, but are not limited to, the effect of U.S. energy, monetary and trade policies, U.S. and global economic conditions, U.S. and global political and economic developments, including the Biden Administration’s energy and environmental policies, all of which are beyond our control. Our business may be also adversely impacted by any future government rule, regulation or order that may impose production limits, as well as pipeline capacity and storage constraints, in the Permian Basin where we have mineral and royalty interests. We cannot predict the ultimate impact of these factors on our business, financial condition and cash available for distribution to our unitholders.

The COVID-19 pandemic continues to present operational, health, labor, logistics and other challenges, and it is difficult to assess the ultimate impact of the COVID-19 pandemic on our business, financial condition and cash flows.

There continue to be many variables and uncertainties regarding the COVID-19 pandemic, including the emergence, contagiousness and threat of new strains of the virus and their severity; the effectiveness of current treatments and vaccines against the virus or its new strains; any travel restrictions, business closures and other measures that are or may be imposed in affected areas or countries by governmental authorities; disruptions in the supply chain; a competitive labor market, logistics costs; remote working arrangements, social distancing guidelines and other COVID-19-related challenges. Further, there remain increased risks of cyberattacks on information technology systems used in remote working environments; increased privacy-related risks due to processing health-related personal information; absence of workforce due to illness; the impact of the pandemic on any of our contractual counterparties; and other factors that are currently unknown or considered immaterial. It is difficult to assess the ultimate impact of the COVID-19 pandemic on our business, financial condition and cash flows.

We cannot predict the impact of the ongoing war in the Ukraine and the related humanitarian crisis on the global economy, energy markets, geopolitical stability and our business.

Our mineral and royalty acreage is located primarily in the Permian Basin in West Texas. However, the broader consequences of the war in the Ukraine, which may include further sanctions, embargoes, supply chain disruptions, regional instability and geopolitical shifts, may have adverse effects on global macroeconomic conditions, increase volatility in the price of and demand for oil and natural gas, increase exposure to cyberattacks, cause disruptions in global supply chains, increase foreign currency fluctuations, cause constraints or disruption in the capital markets and limit sources of liquidity. We cannot predict the extent of the conflict’s effect on our business, results of operations, the global economy or energy markets.

Our commodity price derivatives could result in financial losses, may fail to protect us from declines in commodity prices, prevent us from fully benefiting from commodity price increases and may expose us to other risks, including counterparty credit risk.

We use fixed price swap contracts, fixed price basis swap contracts and costless collar contracts with corresponding put and call options to reduce price volatility associated with certain of our royalty income. Our derivative contracts are based upon reported settlement prices on commodity exchanges, with crude oil derivative settlements based on NYMEX WTI pricing (Cushing and Midland-Cushing) and with natural gas derivative settlements based on the NYMEX Henry Hub and Waha Hub pricing. By using derivative instruments to economically hedge exposure to changes in commodity prices, we expose ourselves to credit risk and market risk. At settlement, market prices for commodities may exceed the contract prices in our commodity price derivatives agreements, resulting in our need to make significant cash payments to our counterparties. Further, by using commodity derivative instruments, we expose ourselves to credit risk if we are in a positive position at contract settlement and the counterparty fails to perform under the terms of the derivative contract. Our counterparties have been determined to have an acceptable credit risk; therefore, we do not require collateral from our counterparties. By using derivative instruments, we may be prevented from fully realizing the benefits of increases in the prices of oil, natural gas liquids and natural gas above the price levels of the commodity price derivatives used to manage price risk.

For additional information regarding our use of commodity price derivatives and our outstanding derivative contracts as of December 31, 2022, see Note 10—Derivatives of the notes to the consolidated financial statements included elsewhere in this Annual report, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risk.

The Inflation Reduction Act of 2022, or the IRA, and other risks relating to climate change could accelerate the transition to a low carbon economy and could impose new costs on our operations that may have a material and adverse effect on us.

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

Any of these developments may reduce the demand for products manufactured with (or powered by) hydrocarbons and the demand for, and in turn the prices of, the oil and natural gas that we produce and sell, which would likely have a material adverse impact on us. The enactment of climate change-related regulations, policies and initiatives may also result in increases in our compliance costs and other operating costs and have other adverse effects, such as a greater potential for governmental investigations or litigation.

On August 16, 2022, President Biden signed into law the IRA, which includes billions of dollars in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles, investments in advanced biofuels and supporting infrastructure and carbon capture and sequestration. These incentives could accelerate the transition of the economy away from the use of fossil fuels towards lower- or zero-carbon emissions alternatives, which could decrease demand for, and in turn the prices of, the oil and natural gas that we produce and sell and adversely impact our business. Additionally, the IRA imposes the first ever federal fee on greenhouse gas emissions through a methane emissions charge, which could increase our operating costs and thereby adversely impact our business, financial condition and cash flows.

In addition to potentially reducing (i) demand for our oil and natural gas and (ii) the availability of oilfield services and midstream and downstream customers, any of these developments may also create reputational risks associated with the exploration for, and production of, hydrocarbons, which may adversely affect the availability and cost to us of capital. For example, a number of prominent investors have publicly announced their intention to no longer invest in the oil and gas sector in response to concerns related to climate change, and other financial institutions and investors may decide to do likewise in the future. If financial institutions and other investors refuse to invest in or provide capital to the oil and gas sector in the future because of these reputational risks, that could result in capital being unavailable to us, or only at significantly increased cost.

For further discussion regarding the risks to us of climate change-related regulations, policies and initiatives, please see the section entitled “Item 1 and 2. Business and Properties—Regulation—Climate Change.”

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

Increased costs of capital could adversely affect our business

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

We may not have sufficient available cash each quarter to enable us to pay any distributions to our common unitholders. Furthermore, our partnership agreement does not require us to pay distributions on a quarterly basis or otherwise. The amount of cash we have to distribute each quarter principally depends primarily upon the amount of royalty income we generate, which is dependent upon the volumes of production sold and the prices that our operators realize from the sale of such production. In addition, the actual amount of cash we will have to distribute each quarter under our cash distribution policy will be reduced by payments in respect of income taxes, debt service and other contractual obligations and fixed charges, increases in reserves for future operating or capital needs that the board of directors may determine is appropriate, lease bonus income, distribution equivalent rights payments and preferred distributions, if any, and any common unit repurchases. Our General Partner may further modify or revoke our distribution policy at any time in the future at its discretion. During 2022, the board of directors of the General Partner approved a distribution policy, effective beginning with the Partnership’s distribution payable for the third quarter of 2022, consisting of a base and variable distribution, that takes into account capital returned to unitholders via our common unit repurchase program. For information regarding our distribution policy and the recent modifications, see “Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities—Cash Distribution Policy” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As a result, quarterly distributions paid to our unitholders may vary significantly from quarter to quarter and may be zero.

As a result of our cash distribution policy, we will have limited cash available to reinvest in our business or to fund acquisitions, and we will rely primarily upon external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, to fund our acquisitions and growth capital expenditures. As such, to the extent we are unable to finance growth externally, our distribution policy will significantly impair our ability to grow.

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

The operators may elect not to undertake development activities, or may undertake such activities in an unanticipated fashion, which may result in significant fluctuations in our royalty income and cash available for distribution to our unitholders. If reductions in production by the operators are implemented on our properties and sustained, our revenues may also be substantially affected. Additionally, if an operator were to experience financial difficulty, the operator might not be able to pay its royalty payments or continue its operations, which could have a material adverse impact on us.

The development of our proved undeveloped reserves may take longer and may require higher levels of capital expenditures by operators than we currently anticipate.

Approximately 28% of our total estimated proved reserves as of December 31, 2022 were proved undeveloped reserves and may not be ultimately developed or produced. Recovery of proved undeveloped reserves requires significant capital expenditures and successful drilling operations by the operators on our mineral and royalty acreage. The reserve data included in the reserve reports of our independent petroleum engineers assume that substantial capital expenditures are required to develop such reserves. We cannot be certain that the estimated costs of the development of these reserves are accurate, that development will occur as scheduled or that the results of such development will be as estimated. Delays in the development of our reserves, increases in costs to drill, complete and develop such reserves, or further decreases in commodity prices will reduce the future net revenues of our estimated proved undeveloped reserves and may result in some projects becoming uneconomical. In addition, delays in the development of reserves could force us to reclassify certain of our proved reserves as unproved reserves.

Our future success depends on finding, developing or acquiring additional reserves.

Our future success depends upon our ability to find, develop or acquire additional oil and natural gas reserves that are economically recoverable, as our proved reserves will generally decline as reserves are depleted. To increase reserves and production, we would need to undertake replacement activities or use third party operators to undertake development, exploration and other replacement activities, requiring substantial capital expenditures. Neither we nor our third party operators may have sufficient resources to acquire additional reserves or to undertake exploration, development, production or other replacement activities. Such activities by our third party operators may not result in significant additional reserves and efforts to drill productive wells at low finding and development costs may be unsuccessful. In addition, we do not expect to retain cash from our operations for replacement capital expenditures. Furthermore, although our revenues and cash available for distribution may increase if prevailing oil and natural gas prices increase significantly, finding costs for additional reserves could also increase.

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

In addition to the geographic concentration of our mineral and royalty acreage, as of December 31, 2022, most of our proved reserves are concentrated in the Wolfberry resource play in the Midland Basin. This concentration of assets within a small number of producing horizons exposes us to additional risks, such as changes in field-wide rules and regulations that could cause our operators to permanently or temporarily shut-in all of wells on our mineral and royalty acreage.

Our failure to successfully identify, complete and integrate acquisitions of properties or businesses could slow our growth and adversely affect our results of operations and cash available for distribution.

There is intense competition for acquisition opportunities in our industry. The successful acquisition of producing properties requires an assessment of several factors, including; recoverable reserves, future oil and natural gas prices and their applicable differentials, operating costs and potential environmental and other liabilities. The accuracy of these assessments is inherently uncertain and we may not be able to identify attractive acquisition opportunities. In connection with these assessments, we perform a review of the subject properties that we believe to be generally consistent with industry practices. Our review will not reveal all existing or potential problems including title or environmental issues, nor will it permit us to become sufficiently familiar with the properties to assess fully their deficiencies and capabilities. Inspections may not always be performed on every well, and environmental problems, such as groundwater contamination, are not necessarily observable even when an inspection is undertaken. Even when problems are identified, the seller may be unwilling or unable to provide effective contractual protection against all or part of the problems. Even if we do identify attractive acquisition opportunities, we may not be able to complete the acquisition or do so on commercially acceptable terms. Unless our operators further develop our existing properties, we will depend on acquisitions to grow our reserves, production and cash flow.

Competition for acquisitions may increase the cost of, or cause us to refrain from, completing acquisitions. Our ability to complete acquisitions is dependent upon, among other things, our ability to obtain debt and equity financing and, in some cases, regulatory approvals. Further, these acquisitions may be in geographic regions in which we do not currently hold properties. If we enter into new geographic markets, we may be subject to additional and unfamiliar legal and regulatory requirements and other unforeseen difficulties. Compliance with regulatory requirements may impose substantial additional obligations on us and our management, cause us to expend additional time and resources in compliance activities and increase our exposure to penalties or fines for non-compliance with such additional legal requirements. Further, the success of any completed acquisition will depend on our ability to effectively integrate the acquired business into our existing operations, the process of which may involve unforeseen difficulties and may require a disproportionate amount of our managerial and financial resources. In addition, possible future acquisitions may be larger and for purchase prices significantly higher than those paid for earlier acquisitions. Any of the unfavorable circumstances mentioned above could have a material adverse effect on our financial condition, results of operations and cash available for distribution. The inability to effectively manage the integration of acquisitions could reduce our focus on subsequent acquisitions and current operations, which, in turn, could negatively impact our growth, results of operations and cash available for distribution.

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

No impairments of proved oil and natural gas properties were recorded for the years ended December 31, 2022 and 2021. We recorded impairment expense of $69.2 million for the year ended December 31, 2020. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Method of Accounting for Oil and Natural Gas Properties.” If the prices of oil and natural gas decline, we may be required to further write-down the value of our oil and natural gas properties in the future, which could negatively affect our results of operations.

Our estimated reserves are based on many assumptions that may turn out to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.

Oil and natural gas reserve engineering is not an exact science and requires subjective estimates of underground accumulations of oil and natural gas and assumptions concerning future oil and natural gas prices, production levels, ultimate recoveries and operating and development costs, if any. As a result, estimated quantities of proved reserves, projections of future production rates and the timing of development expenditures may be incorrect. Over time, we may make material changes to reserve estimates taking into account the results of actual drilling, testing and production. Also, certain assumptions regarding future oil and natural gas prices, production levels and operating and development costs, if any, may prove incorrect. Any significant variance from these assumptions to actual figures could greatly affect our estimates of reserves, the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, the classifications of reserves based on risk of recovery and estimates of future net cash flows. A substantial portion of our reserve estimates are made without the benefit of a lengthy production history, which are less reliable than estimates based on a lengthy production history. Numerous changes over time to the assumptions on which our reserve estimates are based, as described above, often result in the actual quantities of oil and natural gas that we ultimately recover being different from our reserve estimates. Reserve estimates do not include any value for probable or possible reserves that may exist, nor do they include any value for unproved undeveloped acreage.

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

We are subject to cybersecurity risks. A cyber incident could occur and result in information theft, data corruption, operational disruption and/or financial loss.

We rely extensively on information technology systems, including internally developed software, data hosting platforms, real-time data acquisition systems, third-party software, cloud services and other internally or externally hosted hardware and software platforms, to (i) estimate our oil and natural gas reserves, (ii) process and record financial and operating data and (iii) communicate with our employees and vendors, suppliers and other third parties. Further, our reliance on technology has increased due to the increased use of personal devices, remote communications and work-from-home or hybrid work practices that evolved in response to the COVID-19 pandemic. Our systems and networks, and those of our vendors, service providers and other third party providers, may become the target of cybersecurity attacks, including, without limitation, denial-of-service attacks; malicious software; data privacy breaches by insiders or others with authorized access; cyber or phishing-attacks; ransomware; attempts to gain unauthorized access to our data and systems; and other electronic security breaches. If any of these security breaches were to occur, we could suffer disruptions to our operations, normal business functions and other aspects of our business.

We have implemented and invested in, and will continue to implement and invest in, controls, procedures and protections (including internal and external personnel) that are designed to protect our systems, identify and remediate on a regular basis vulnerabilities in our systems and related infrastructure and monitor and mitigate the risk of data loss and other cybersecurity threat. Such measures, however, cannot entirely eliminate cybersecurity threats and the controls, procedures and protections we have implemented and invested in may prove to be ineffective. As cyber incidents continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber incidents. We maintain specialized insurance for possible liability resulting from a cyberattack on our assets, however, we cannot assure you that the insurance coverage will be adequate to cover claims that may arise, or that we will be able to maintain adequate insurance at rates we consider reasonable. A loss not fully covered by insurance could have a material adverse effect on our business, financial condition and cash flows.

Risks Related to Our Indebtedness

Implementing our capital programs may, under certain circumstances, require an increase in our total leverage through additional debt issuances. In addition, a significant reduction in availability under the revolving credit facility and the inability to otherwise obtain financing for our capital programs could require us to curtail our capital expenditures.

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

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. We are dependent on cash flow generated by the Operating Company to repay the Notes. The Operating Company’s business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If the Operating Company is unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying capital expenditures, selling assets, restructuring debt or obtaining additional capital on terms that may be onerous or highly dilutive. However, we cannot assure you that undertaking alternative financing plans, if necessary, would allow us to meet our debt obligations. In the absence of such cash flows, we could have substantial liquidity problems and might be required to sell material assets to attempt to meet our debt service and other obligations. The Operating Company’s revolving credit facility and the indenture governing the Notes outstanding restrict our ability to use the proceeds from asset sales. We may not be able to consummate those asset sales to raise capital or sell assets at prices that we believe are fair, and proceeds that we do receive may not be adequate to meet any debt service obligations then due. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at the time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations and have an adverse effect on our financial condition.

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

Our earnings are exposed to interest rate risk associated with borrowings under the Operating Company’s revolving credit facility. The terms of the Operating Company’s revolving credit facility provide for interest on borrowings at a floating rate equal to an alternative base rate that, since November 2022 has been tied to SOFR. SOFR tends to fluctuate based on multiple facts, including general short-term interest rates, rates set by the U.S. Federal Reserve, which may increase further in 2023, and other central banks and general economic conditions. We have not hedged our interest rate exposure with respect to our floating rate debt. The Operating Company’s weighted average interest rate on borrowings under its revolving credit facility was 4.22% during the year ended December 31, 2022. If interest rates increase, so will our interest costs, which may have a material adverse effect on our results of operations and financial condition.

Risks Inherent in an Investment in Us

Diamondback owns and controls our General Partner, which has sole responsibility for conducting our business and managing our operations. Our General Partner and its affiliates, including Diamondback, have conflicts of interest with us and limited duties, and they may favor their own interests to the detriment of us and our unitholders.

Diamondback owns and controls our General Partner and appoints all of the directors of our General Partner. All of the executive officers and certain of the directors of our General Partner are also officers and/or directors of Diamondback. Although our General Partner has a duty to manage us in a manner that it believes is not adverse to our interest, the executive officers and directors of our General Partner have a fiduciary duty to manage our General Partner in a manner beneficial to Diamondback. Therefore, conflicts of interest may arise between Diamondback or any of its affiliates, including our General Partner, on the one hand, and us or any of our unitholders, on the other hand. In resolving these conflicts of interest, our General Partner may favor its own interests and the interests of its affiliates over the interests of our common unitholders. For instance, our General Partner is allowed to take into account the interests of parties other than us, such as Diamondback, in exercising certain rights under our partnership agreement. Neither our partnership agreement nor any other agreement requires Diamondback to pursue a business strategy that favors us. Our partnership agreement replaces the fiduciary duties that would otherwise be owed by our General Partner with contractual standards governing its duties, limits our General Partner’s liabilities and restricts the remedies available to our unitholders for actions that, without such limitations, might constitute breaches of fiduciary duty. Except in limited circumstances, our General Partner has the power and authority to (i) conduct our business without unitholder approval (ii) determine the amount and timing of asset purchases and sales, borrowings, issuances of additional partnership securities and the level of cash reserves, each of which can affect the amount of cash that is distributed to our unitholders, (iii) determine which costs incurred by it and its affiliates are reimbursable by us, (iv) exercise its right to call and purchase common units if it and its affiliates own more than 80% of the common units, (v) control the enforcement of obligations that it and its affiliates owe to us, and (vi) decide whether to retain separate counsel, accountants or others to perform services for us. Our partnership agreement does not restrict our General Partner from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with its affiliates on our behalf. Our General Partner intends to limit its liability regarding our contractual and other obligations.

Neither we nor our General Partner have any employees, and we rely solely on the employees of Diamondback to manage our business. The management team of Diamondback, which includes the individuals who manage us, also perform similar services for Diamondback and certain of its affiliates, and thus are not solely focused on our business.

Neither we nor our General Partner have any employees and we rely solely on Diamondback to operate our assets and perform other management, administrative and operating services for us and our General Partner. Diamondback provides similar activities with respect to its own assets and operations and those of certain of its affiliates. Because Diamondback provides services to us that are similar to those performed for itself and its affiliates, it may not have sufficient human, technical and other resources to provide those services at a level that it would be able to provide to us if it were solely focused on our business and operations. Diamondback may make internal decisions on how to allocate its available resources and expertise that may not always be in our best interest compared to Diamondback’s interests. There is no requirement that Diamondback favor us over itself or others in providing its services. If the employees of Diamondback and their affiliates do not devote sufficient attention to the management and operation of our business, our financial results may suffer and our ability to make distributions to our unitholders may be reduced. Many key responsibilities within our business have been assigned to a small number of individuals. The loss of their services could adversely affect our business. In particular, the loss of the services of one or more members of the executive team of our General Partner, including the Chief Executive Officer, President and Chief Financial Officer of our General Partner, Travis D. Stice, Kaes Van’t Hof and Teresa L. Dick, respectively, could disrupt our business. Further, we do not maintain “key person” life insurance policies on any of our executive team or other key personnel. As a result, we are not insured against any losses resulting from the death of these key individuals.

Our partnership agreement replaces our General Partner’s fiduciary duties to our unitholders.

Our partnership agreement contains provisions that eliminate and replace the fiduciary standards to which our General Partner would otherwise be held by state fiduciary duty law, such as permitting it to make a number of decisions in its individual capacity, as opposed to in its capacity as our General Partner, which are otherwise free of fiduciary duties to us and our unitholders. This entitles our General Partner to consider only the interests and factors that it desires and relieves it of any duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or our limited partners. Examples of decisions that our General Partner may make in its individual capacity include; how to allocate business opportunities among us and its affiliates, whether to exercise its call right, how to exercise its voting rights with respect to the units it owns, whether to exercise its registration rights and whether or not to consent to any merger or consolidation of the partnership or any amendment to the partnership agreement.

By purchasing a common unit, a unitholder is treated as having consented to the provisions in the partnership agreement, including the provisions discussed above.

Our partnership agreement restricts the remedies available to holders of our units for actions taken by our General Partner that might otherwise constitute breaches of fiduciary duty.

Our partnership agreement contains provisions that restrict the remedies available to unitholders for actions taken by our General Partner that might otherwise constitute breaches of fiduciary duty under state fiduciary duty law. For example, our partnership agreement provides that (i) whenever our General Partner makes a determination or takes, or declines to take, any other action in its capacity as our General Partner, it is generally required to make such determination, or take or decline to take such other action, in good faith, and will not be subject to any higher standard imposed by our partnership agreement, Delaware law, or any other law, rule or regulation, or at equity, (ii) our General Partner and its executive officers and directors will not be liable for monetary damages or otherwise to us or our limited partners resulting from any act or omission unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that such losses or liabilities were the result of conduct in which our General Partner, its executive officers or directors engaged in bad faith, willful misconduct or fraud or, with respect to any criminal conduct, with knowledge that such conduct was unlawful; and (iii) our General Partner will not be in breach of its obligations under the partnership agreement or its duties to us or our limited partners if a transaction, even with an affiliate or the resolution of a conflict of interest, is (a) approved by the conflicts committee of the board of directors of our General Partner, although our General Partner is not obligated to seek such approval or (b) approved by the vote of a majority of the outstanding common units, excluding any common units owned by our General Partner and its affiliates.

If an affiliate transaction or the resolution of a conflict of interest is approved by our unitholders or the conflicts committee then it will be presumed that, in making its decision, taking any action or failing to act, the board of directors of our General Partner acted in good faith, and in any proceeding brought by or on behalf of any limited partner or the partnership, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.

Diamondback and other affiliates of our General Partner may compete with us.

Our partnership agreement provides that our General Partner is restricted from engaging in any business activities other than acting as our General Partner, engaging in activities incidental to its ownership interest in us and providing management, advisory and administrative services to its affiliates or to other persons. However, affiliates of our General Partner, including Diamondback, are not prohibited from the following; engaging in other businesses or activities, including those that might be in direct competition with us; competing with us for investment opportunities; owning an interest in entities that compete with us, and; acquiring, developing or disposing of additional oil and natural gas properties or other assets in the future, without any obligation to offer us the opportunity to purchase or develop any of those assets.

Diamondback is an established participant in the oil and natural gas industry and has resources greater than ours, which may make it more difficult for us to compete with Diamondback with respect to commercial activities as well as for potential acquisitions. As a result, competition from Diamondback and its affiliates could adversely impact our results of operations and cash available for distribution to our common unitholders.

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

Even if holders of our units are dissatisfied, they cannot remove our General Partner without its consent.

If our unitholders are dissatisfied with the performance of our General Partner, they have limited ability to remove our General Partner. Unitholders will be unable to remove our General Partner without its consent because affiliates of our General Partner own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding units, voting as a single class, is required to remove our General Partner, and as of December 31, 2022, Diamondback owned approximately 56% of all outstanding units.

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

Cost reimbursements due to our General Partner and its affiliates for services provided to us or on our behalf will reduce cash available for distribution to our common unitholders. There is no limit on the amount of expenses for which our General Partner and its affiliates may be reimbursed, and it determines the amount and timing of such reimbursements.

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

In addition, we have entered into a tax sharing agreement with Diamondback pursuant to which we are required to reimburse Diamondback for our share of state and local income and other taxes borne by Diamondback as a result of our results being included in a combined or consolidated tax return filed by Diamondback.

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

If at any time our General Partner and its affiliates (including Diamondback) own more than 80% of the units, our General Partner will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price equal to the greater of (i) the average of the daily closing price of the common units over the 20 trading days preceding the date three days before notice of exercise of the call right is first mailed and (ii) the highest per-unit price paid by our General Partner or any of its affiliates for common units during the 90-day period preceding the date such notice is first mailed. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return or a negative return on their investment. Unitholders may also incur a tax liability upon a sale of their units. Our General Partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the limited call right. There is no restriction in our partnership agreement that prevents our General Partner from causing us to issue additional common units and then exercising its call right. If our General Partner exercised its limited call right, the effect would be to take us private and, if the units were subsequently deregistered, we would no longer be subject to the reporting requirements of the Exchange Act. The common units and Class B units are considered limited partner interests of a single class for these provisions. As of December 31, 2022, Diamondback owned approximately 56% of our total units outstanding.

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

Our partnership agreement includes exclusive forum, venue and jurisdiction provisions. By purchasing a common unit, a limited partner is irrevocably consenting to these provisions regarding claims, suits, actions or proceedings and submitting to the exclusive jurisdiction of Delaware courts. Our partnership agreement also provides that any unitholder bringing an unsuccessful action will be obligated to reimburse any costs we have incurred in connection with such unsuccessful action.

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

We are a Delaware limited partnership that since May 10, 2018, has elected to be treated as a corporation for U.S. federal income tax purposes. As a result, we are subject to tax at the corporate tax rate of 21%. As of December 31, 2022, the Operating Company’s special allocation to Diamondback of priority allocations of the Operating Company’s income and gains over losses and deductions (but before depletion) expired. As such, our taxable income for subsequent years is expected to include our share of allocations of the Operating Company’s income, gains, losses and deductions, as a result of our equity interests in the Operating Company. Because an entity-level tax is imposed on us due to our status as a corporation for U.S. federal income tax purposes, our distributable cash flow may be substantially reduced by our tax liabilities.

Distributions to common unitholders may be taxable as dividends.

Because we are treated as a corporation for U.S. federal income tax purposes, if we make distributions to our common unitholders from current or accumulated earnings and profits as computed for U.S. federal income tax purposes, such distributions will be treated as distributions on corporate stock for U.S. federal income tax purposes, and generally be taxable to our common unitholders as ordinary dividend income for U.S. federal income tax purposes (to the extent of our current and accumulated earnings and profits). Such dividend distributions paid to non-corporate U.S. unitholders will be subject to U.S. federal income tax at preferential rates, provided that certain holding period and other requirements are satisfied. Any portion of our distributions to common unitholders that exceeds our current and accumulated earnings and profits as computed for U.S. federal income tax purposes will constitute a non-taxable return of capital distribution to the extent of a unitholder’s basis in its common units, and thereafter as gain on the sale or exchange of such common units. Subsequent to the expiration of the Operating Company’s special allocation to Diamondback of priority allocations of the Operating Company’s income and gains over losses and deductions (but before depletion) as of December 31, 2022, a greater proportion of our distributions may be made from current or accumulated earnings and profits and thus generally would be taxable to our common unitholders as dividends.

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

On August 16, 2022, President Biden signed into law the IRA, which, among other changes, imposes a 15% corporate alternative minimum tax (“CAMT”) on the “adjusted financial statement income” of certain large corporations (generally, corporations reporting at least $1 billion average adjusted pre-tax net income on their consolidated financial statements) as well as an excise tax of 1% on the fair market value of certain public company stock/unit repurchases for tax years beginning after December 31, 2022. If we are or become subject to the CAMT, our cash tax obligations for U.S. federal income taxes could be significantly accelerated. To the extent the 1% excise tax applies to our repurchases of units under our common unit repurchase program, the number of units we repurchase and our cash flow may be affected.

The U.S. Treasury Department, the Internal Revenue Service and other standard-setting bodies are expected to issue guidance on how the CAMT, stock/unit buyback excise tax and other provisions of the IRA will be applied or otherwise administered that may differ from our interpretations. We continue to evaluate the IRA and its effect on our financial results and operating cash flow.

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

Table of Content
PART II
ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Listing and Holders of Record

Our common units are listed on the Nasdaq Global Select Market under the symbol “VNOM.” There were 10 holders of record of our common units on February 17, 2023.

Cash Distribution Policy

The board of directors of our General Partner has established a distribution policy whereby the Operating Company distributes all or a portion of its available cash on a quarterly basis to its unitholders (including Diamondback and the Partnership). We in turn distribute all or a portion of the available cash we receive from the Operating Company to our common unitholders. Our available cash and the available cash of the Operating Company for each quarter is determined by the board of directors of our General Partner following the end of such quarter. The cash available for distribution by the Operating Company, a non-GAAP measure, generally equals our consolidated Adjusted EBITDA for the applicable quarter, less cash needed for income taxes payable, debt service, contractual obligations, fixed charges and reserves for future operating or capital needs that the board of directors of our General Partner deems necessary or appropriate, lease bonus income, distribution of equivalent rights payments and preferred distributions, if any. Our cash available for distribution each quarter generally equals the proportional share of the cash distributed by the Operating Company for the quarter, less cash needed by us for the payment of income taxes, if any, and the preferred distribution. Further, in July 2022, the board of directors of the General Partner approved a distribution policy, effective beginning with our distribution payable for the third quarter of 2022, consisting of a base and variable distribution, that takes into account capital returned to unitholders via our common unit repurchase program. The board updated the distribution policy in November 2022, providing that lease bonus payments and other similar, one-time, non-recurring payments will be excluded from the calculation of the Partnership’s and the Operating Company’s available cash.

The percentage of cash available for distribution pursuant to the distribution policy discussed above may change quarterly to enable the Operating Company to retain cash flow to help strengthen our balance sheet while also expanding the return of capital program through our common unit repurchase program. We are not required to pay distributions to our common unitholders on a quarterly or other basis.

Repurchases of Equity Securities

Our common unit repurchase activity for the three months ended December 31, 2022 was as follows:

Period	Total Number of Units Purchased(1)	Average Price Paid Per Unit(2)	Total Number of Units Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Units that May Yet Be Purchased Under the Plan(3)
	(In thousands, except unit amounts)
October 1, 2022 - October 31, 2022	21,800	$30.01	21,800	$560,389
November 1, 2022 - November 30, 2022	597,500	$33.06	597,500	$540,638
December 1, 2022 - December 31, 2022	357,996	$31.44	357,996	$529,381
Total	977,296	$32.40	977,296
(1)Includes common units repurchased from employees in order to satisfy tax withholding requirements, if any. Such units are cancelled and retired immediately upon repurchase.
(2)The average price paid per common unit includes any commissions paid to repurchase a common unit.
(3)On July 26, 2022, the board of directors of our General Partner increased the authorization under our then-in-effect common unit repurchase program from $250.0 million to $750.0 million. This repurchase program remains subject to market conditions, applicable legal requirements, contractual obligations and other factors and may be suspended from time to time, modified, extended or discontinued by the board of directors of our General Partner at any time.

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

The following discussion includes a comparison of our results of operations, including changes in our operating income, and liquidity and capital resources for fiscal year 2022 and fiscal year 2021. A discussion of changes in our results of operations from fiscal year 2021 compared to fiscal year 2020 has been omitted from this report, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 24, 2022, and is incorporated by reference in this report from such prior Annual Report on Form 10-K.

2022 Transactions and Recent Developments

Commodity Prices and Certain Other Market Considerations

Prices for oil, natural gas and natural gas liquids are determined primarily by prevailing market conditions. Regional and worldwide economic activity, including any economic downturn or recession that has occurred or may occur in the future, extreme weather conditions and other substantially variable factors influence market conditions for these products. These factors are beyond our control and are difficult to predict. During 2022, 2021 and 2020, NYMEX WTI has ranged from $(37.63) to $123.70 per Bbl, and the NYMEX Henry Hub price of natural gas has ranged from $1.48 to $9.68 per MMBtu, with seven-year highs reached in 2022 and historic lows for oil reached in 2020. The war in Ukraine, the COVID-19 pandemic, rising interest rates, global supply chain disruptions, concerns about a potential economic downturn or recession and recent measures to combat persistent inflation have continued to contribute to economic and pricing volatility during 2022. Additionally, OPEC and its non-OPEC allies, known collectively as OPEC+, continues to meet regularly to evaluate the state of global oil supply, demand and inventory levels. However, pricing may remain volatile during 2023.

Due to improved commodity prices and industry conditions and based on the results of the quarterly ceiling tests, we were not required to record an impairment on our proved oil and natural gas interests during the year ended December 31, 2022. If commodity prices fall below current levels, we may be required to record impairments in future periods and such impairments could be material. Further, if commodity prices decrease, our production, proved reserves and cash flows may be adversely impacted. Our business may also be adversely impacted by any pipeline capacity and storage constraints.

Acquisitions and Divestitures Update

Acquisitions

During the year ended December 31, 2022, in individually insignificant transactions, we acquired from unrelated third-party sellers, mineral and royalty interests representing 375 net royalty acres in the Permian Basin for an aggregate net purchase price of approximately $65.9 million, including certain customary closing adjustments. We funded these acquisitions with cash on hand and borrowings under the Operating Company’s revolving credit facility.

Divestitures

In the first quarter of 2022, we divested 325 net royalty acres of third party operated acreage located entirely in Upton and Reagan counties in the Midland Basin for an aggregate net sales price of $29.3 million, including customary closing adjustments.

In the third quarter of 2022, we divested 93 net royalty acres of third party operated acreage located entirely in Loving county in the Delaware Basin for an aggregate net sales price of $29.9 million, including customary closing adjustments.

Table of Content

In the fourth quarter of 2022, we divested our entire position in the Eagle Ford Shale, consisting of 681 net royalty acres of third party operated acreage for an aggregate sales price of $53.8 million, including certain customary closing adjustments.

As a result of the 2022 acquisitions and divestitures, our footprint of mineral and royalty interests totaled 26,315 net royalty acres at December 31, 2022.

Cash Distribution Update

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

Repurchases of Notes

During the year ended December 31, 2022, we repurchased an aggregate $49.6 million principal amount of the outstanding Notes for total cash consideration of $49.0 million with a combination of cash on hand and borrowings under the Operating Company’s revolving credit facility. See Note 6—Debt of the notes to the consolidated financial statements included elsewhere in this Annual Report for further details.

Production and Operational Update

Third party operated net wells turned to production on our acreage during the third quarter of 2022 were at their highest level since the second quarter of 2019, and third party operated gross wells turned to production during the quarter were the highest in the Partnership’s history. There are currently 44 rigs operating on our mineral and royalty acreage, 13 of which are operated by Diamondback. Although demand for oil and natural gas and commodity prices continued to increase in 2022, Diamondback and certain of our other operators kept production on our acreage relatively flat, using their excess cash flow for debt repayment and/or return to their stockholders rather than expanding their drilling programs. We expect our production and free cash flow outlooks to be driven by Diamondback’s continued focus on developing our acreage, as well as our exposure to other well-capitalized operators in the Permian Basin. As a result of Diamondback’s consistent focus on developing our high concentration royalty acreage, primarily in the Northern Midland Basin, we expect our Diamondback-operated full year 2023 oil production to increase by approximately 8% compared to 2022. We also expect that we will continue to return substantial amounts of capital to our unitholders as we can offer organic production growth with nearly no exposure to inflationary cost pressures.

Table of Content
The following table summarizes our gross well information as of the dates indicated:

	Diamondback Operated	Third Party Operated	Total
Horizontal wells turned to production (fourth quarter 2022)(1):
Gross wells	42	230	272
Net 100% royalty interest wells	2.3	2.3	4.6
Average percent net royalty interest	5.4%	1.0%	1.7%

Horizontal wells turned to production (year ended December 31, 2022)(2):
Gross wells	193	807	1,000
Net 100% royalty interest wells	11.8	7.0	18.8
Average percent net royalty interest	6.1%	0.9%	1.9%

Horizontal producing well count (as of January 18, 2023):
Gross wells	1,575	3,624	5,199
Net 100% royalty interest wells	114.9	59.5	174.4
Average percent net royalty interest	7.3%	1.6%	3.4%

Horizontal active development well count (as of January 18, 2023)(3):
Gross wells	118	359	477
Net 100% royalty interest wells	6.0	4.3	10.3
Average percent net royalty interest	5.1%	1.2%	2.2%

Line of sight wells (as of January 18, 2023)(4):
Gross wells	190	311	501
Net 100% royalty interest wells	9.9	3.8	13.7
Average percent net royalty interest	5.2%	1.2%	2.7%
(1) Average lateral length of 10,630 feet.
(2) Average lateral length of 10,516 feet.
(3) The total 477 gross wells currently in the process of active development are those wells that have been spud and are expected to be turned to production within approximately the next six to eight months.
(4) The total 501 line-of-sight wells are those that are not currently in the process of active development, but for which Viper has reason to believe that they will be turned to production within approximately the next 15 to 18 months. The expected timing of these line-of-sight wells is based primarily on permitting by third party operators or Diamondback’s current expected completion schedule. Existing permits or active development of our net royalty acreage does not ensure that those wells will be turned to production given the volatility in oil prices.

Table of Content
Results of Operations

The following table summarizes our income and expenses for the periods indicated:

	Year Ended December 31,
	2022	2021
	(In thousands)
Operating income:
Oil income	$667,281	$397,513
Natural gas income	83,149	49,197
Natural gas liquids income	87,546	54,824
Royalty income	837,976	501,534
Lease bonus income	27,791	2,763
Other operating income	700	620
Total operating income	866,467	504,917
Costs and expenses:
Production and ad valorem taxes	56,372	32,558
Depletion	121,071	102,987
General and administrative expenses	8,542	7,800
Total costs and expenses	185,985	143,345
Income (loss) from operations	680,482	361,572
Other income (expense):
Interest expense, net	(40,409)	(34,044)
Gain (loss) on derivative instruments, net	(18,138)	(69,409)
Other income, net	416	79
Total other expense, net	(58,131)	(103,374)
Income (loss) before income taxes	622,351	258,198
Provision for (benefit from) income taxes	(32,653)	1,521
Net income (loss)	655,004	256,677
Net income (loss) attributable to non-controlling interest	503,331	198,738
Net income (loss) attributable to Viper Energy Partners LP	$151,673	$57,939

Table of Content
The following table summarizes our production data, average sales prices and average costs for the periods indicated:

	Year Ended December 31,
	2022	2021
	(In thousands)
Production data:
Oil (MBbls)	7,097	6,068
Natural gas (MMcf)	15,868	13,672
Natural gas liquids (MBbls)	2,540	1,913
Combined volumes (MBOE)(1)	12,282	10,260

Average daily oil volumes (BO/d)	19,444	16,625
Average daily combined volumes (BOE/d)	33,649	28,110

Average sales prices:
Oil ($/Bbl)	$94.02	$65.51
Natural gas ($/Mcf)	$5.24	$3.60
Natural gas liquids ($/Bbl)	$34.47	$28.66
Combined ($/BOE)(2)	$68.23	$48.88

Oil, hedged ($/Bbl)(3)	$92.85	$50.25
Natural gas, hedged ($/Mcf)(3)	$4.20	$3.60
Natural gas liquids ($/Bbl)(3)	$34.47	$28.66
Combined price, hedged ($/BOE)(3)	$66.21	$39.86

Average costs ($/BOE):
Production and ad valorem taxes	$4.59	$3.17
General and administrative - cash component(4)	0.59	0.65
Total operating expense - cash	$5.18	$3.82

General and administrative - non-cash unit compensation expense	$0.11	$0.11
Interest expense, net	$3.29	$3.32
Depletion	$9.86	$10.04
(1)Bbl equivalents are calculated using a conversion rate of six Mcf per one Bbl.
(2)Realized price net of all deducts for gathering, transportation and processing.
(3)Hedged prices reflect the impact of cash settlements on our matured commodity derivative transactions on our average sales prices.
(4)Excludes non-cash unit compensation for the respective periods presented.

Comparison of the Years Ended December 31, 2022 and 2021

Royalty Income

    Our royalty income is a function of oil, natural gas liquids and natural gas production volumes sold and average prices received for those volumes.

Royalty income increased $336.4 million during the year ended December 31, 2022 compared to 2021. As discussed in “—Recent Developments,” strong oil prices in 2022 and to a lesser extent, the continuing recovery in natural gas and natural gas liquids prices, contributed to approximately $243.1 million of the total increase.

The remaining $93.3 million of the total increase in royalty income is attributable to the 20% increase in production volumes during the year ended December 31, 2022 compared to the same period in 2021. This production growth stems from new well additions between periods primarily due to the Swallowtail Acquisition.

Table of Content
Lease Bonus Income

Lease bonus income increased $25.0 million during the year ended December 31, 2022 compared to the same period in 2021 due primarily to lease ratifications with Diamondback during the fourth quarter of 2022 as well as Diamondback leasing certain acreage acquired in the Swallowtail Acquisition during the first quarter of 2022.

Production and Ad Valorem Taxes

The following table presents production and ad valorem taxes for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022			2021
	Amount (In thousands)	Per BOE	Percentage of Royalty Income	Amount (In thousands)	Per BOE	Percentage of Royalty Income
Production taxes	$42,857	$3.49	5.1%	$25,966	$2.53	5.2%
Ad valorem taxes	13,515	1.10	1.6	6,592	0.64	1.3
Total production and ad valorem taxes	$56,372	$4.59	6.7%	$32,558	$3.17	6.5%

In general, production taxes are directly related to production revenues and are based upon current year commodity prices. Production taxes as a percentage of royalty income for 2022 remained consistent with 2021. Ad valorem taxes are based, among other factors, on property values driven by prior year commodity prices. The increase in ad valorem taxes is primarily due to accruing a full year of taxes in 2022 for the properties acquired in the Swallowtail Acquisition, as well as higher valuations assigned to our other oil and natural gas interests period over period driven by higher average commodity prices. Production taxes remained consistent as a percentage of royalty income for the year ended December 31, 2022 compared to the same period in 2021. We expect production and ad valorem taxes for 2023 to be approximately 7% to 8% of revenue.

Depletion

The $18.1 million increase in depletion expense for 2022 compared to 2021 was due primarily to an increase in production, partially offset by a decrease in the depletion rate to $9.86 from $10.04, respectively. The rate decrease largely resulted from higher SEC oil prices utilized in the reserve calculations in the 2022 period, lengthening the economic life of the reserve base and resulting in higher projected remaining reserve volumes on our wells.

Net Interest Expense

    Net interest expense for 2022 and 2021 totaled $40.4 million and $34.0 million, respectively. The increase of $6.4 million was due primarily to an increase of $8.2 million in interest expense under the Operating Company’s revolving credit facility during 2022 compared to 2021, which resulted from an increase in both the weighted average borrowings outstanding and the weighted average interest rate on those borrowings. This increase was partially offset by interest cost savings on the portion of the Notes that were repurchased during 2022.

Derivative Instruments

The following table shows the net gain (loss) on derivative instruments and the net cash receipts (payments) on derivatives for the periods presented:

	Year Ended December 31,
	2022	2021
	(In thousands)
Gain (loss) on derivative instruments	$(18,138)	$(69,409)
Net cash receipts (payments) on derivatives(1)	$(31,319)	$(92,585)
(1)The year ended December 31, 2022 includes cash paid on commodity contracts terminated prior to their contractual maturity of $6.6 million.

Table of Content
We recorded losses on our derivative instruments for the years ended December 31, 2022 and 2021 primarily due to market prices being higher than the strike prices on our derivative contracts. We are required to recognize all derivative instruments on our balance sheet as either assets or liabilities measured at fair value. We have not designated our derivative instruments as hedges for accounting purposes. As a result, we mark our derivative instruments to fair value and recognize the cash and non-cash changes in fair value on derivative instruments in our consolidated statements of operations under the line item captioned “Gain (loss) on derivative instruments, net.” See Note 10—Derivatives of the notes to the consolidated financial statements included elsewhere in this Annual Report for additional discussion of our open contracts at December 31, 2022.

Provision for (Benefit from) Income Taxes

We recorded an income tax benefit of $32.7 million and expense of $1.5 million for the years ended December 31, 2022 and 2021, respectively. The change in our income tax provision was primarily due to the impact of a reduction to the valuation allowance on our deferred tax assets during the third quarter of 2022, partially offset by an increase in current income taxes resulting from higher pre-tax income. The total income tax provision for the year ended December 31, 2022 differed from amounts computed by applying the federal statutory tax rate to pre-tax income for the period primarily due to net income attributable to the non-controlling interest and the impact of maintaining a partial valuation allowance on our deferred tax assets. See Note 9—Income Taxes of the notes to the consolidated financial statements included elsewhere in this Annual Report for further details.

Liquidity and Capital Resources

Overview of Sources and Uses of Cash

As we pursue our business and financial strategy, we regularly consider which capital resources, including cash flow and equity and debt financings, are available to meet our future financial obligations and liquidity requirements. Our future ability to grow proved reserves will be highly dependent on the capital resources available to us. Our primary sources of liquidity have been cash flows from operations, proceeds from sales of non-core assets and investments, equity and debt offerings and borrowings under the Operating Company’s credit agreement. Our primary uses of cash have been distributions to our unitholders, repayments of debt, capital expenditures for the acquisition of our mineral interests and royalty interests in oil and natural gas properties and repurchases of our common units. At December 31, 2022, we had approximately $366.2 million of liquidity consisting of $18.2 million in cash and cash equivalents and $348.0 million available under the Operating Company’s credit agreement.

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

Continued prolonged volatility in the capital, financial and/or credit markets due to the COVID-19 pandemic, the war in the Ukraine, the depressed commodity markets and, or adverse macroeconomic conditions, including persistent inflation, rising interest rates, global supply chain disruptions and increasing concerns over a potential economic downturn or recession, may limit our access to, or increase our cost of, capital or make capital unavailable on terms acceptable to us or at all. Although we expect that our sources of funding will be adequate to fund our short-term and long-term liquidity requirements, we cannot assure you that the needed capital will be available on acceptable terms or at all.

Table of Content
Cash Flows

The following table presents our cash flows for the period indicated:

	Year Ended December 31,
	2022	2021
	(In thousands)
Cash Flow Data:
Net cash provided by (used in) operating activities	$699,796	$307,114
Net cash provided by (used in) investing activities	47,571	(281,176)
Net cash provided by (used in) financing activities	(768,636)	(5,611)
Net increase (decrease) in cash and cash equivalents	$(21,269)	$20,327

Operating Activities

Our operating cash flow is sensitive to many variables, the most significant of which are the volatility of prices for oil and natural gas and the volume of oil and natural gas sold by our producers. The increase in net cash provided by operating activities during the year ended December 31, 2022 compared to the same period in 2021 was primarily driven by higher royalty and lease bonus income in 2022 as well as a reduction in cash paid for derivative settlements. These cash inflows from operating activities were partially offset by higher production and ad valorem taxes and cash payments for income taxes as well as changes in our working capital accounts, most notably through an increase in our royalty income accounts receivable due primarily to growth in production volumes and higher average prices received for our production in 2022 compared to 2021. See —Results of Operations” above for further discussion of significant changes in our income and expenses.

Investing Activities

Net cash provided by investing activities during the year ended December 31, 2022 primarily related to proceeds from the divestitures of oil and natural gas interests including our Eagle Ford properties, partially offset by expenditures for acquisitions of oil and natural gas interests.

Net cash used in investing activities during the year ended December 31, 2021 primarily related to acquisitions of oil and natural gas interests.

Financing Activities

Consistent with our strategy to return cash flow to unitholders, net cash used in financing activities during the year ended December 31, 2022, was primarily related to distributions of $416.9 million to our unitholders and $150.6 million of repurchases of our common units. Additionally, we reduced our debt profile by repaying a net $152.0 million of outstanding borrowings under the Operating Company’s revolving credit facility, and repurchasing $49.0 million of our Notes.

Net cash used in financing activities during the year ended December 31, 2021, was primarily related to net borrowings of $220.0 million under the Operating Company’s revolving credit facility to fund the Swallowtail Acquisition, distributions of $176.6 million to our unitholders and $46.0 million of repurchases of our common units during the fourth quarter of 2021.

Capital Resources

The Operating Company’s Revolving Credit Facility

At December 31, 2022, the Operating Company’s credit agreement, which matures on June 2, 2025, had an elected commitment amount of $500.0 million, with $152.0 million in outstanding borrowings and $348.0 million of availability.

Table of Content
2022 Debt Transactions

During the year ended December 31, 2022, the Operating Company used a combination of cash on hand and borrowings under the Operating Company’s credit agreement to repurchase a portion of the Notes in the aggregate principal amount of $49.6 million for total cash consideration of $49.0 million. As of December 31, 2022, the Operating Company was in compliance, and expects to be in compliance, with all financial maintenance covenants under its credit agreement.

See Note 6—Debt of the notes to the consolidated financial statements included elsewhere in this Annual Report for additional discussion of our outstanding debt at December 31, 2022.

Capital Requirements

Senior Notes

Our outstanding Notes obligations total $430.4 million as of December 31, 2022. There are no principal amounts due until 2027. At December 31, 2022, we have a remaining aggregate interest expense obligation of $115.7 million on the Notes with $23.1 million being due each year from 2023 to 2027. The Notes are not subject to any mandatory redemption or sinking fund requirements. See Note 6—Debt of the notes to the consolidated financial statements included elsewhere in this Annual Report for further information on the Notes.

Repurchases of Securities

On July 26, 2022, the board of directors of our General Partner approved an increase of the authorization under its common unit repurchase program from $250.0 million to $750.0 million. As of December 31, 2022, $529.4 million remains available for use to repurchase units under the repurchase program. See Note 7—Unitholders' Equity and Distributions of the notes to the consolidated financial statements included elsewhere in this Annual Report for further discussion of the unit repurchase program.

Cash Distributions

We paid total distributions of $416.9 million and $176.6 million on our common units, participating securities under the LTIP, and the Operating Company’s Class B units during 2022 and 2021, respectively.

The distribution for the fourth quarter of 2022 is $0.49 per common unit payable on March 10, 2023 to common unitholders of record at the close of business on March 3, 2023. The distribution consists of a base quarterly distribution of $0.25 per common unit and a variable quarterly distribution of $0.24 per common unit. Based on the common units, Class B units and Operating Company units held by Diamondback on February 21, 2023, the distribution payable to Diamondback for the fourth quarter of 2022 on March 10, 2023 will be approximately $49.3 million. See Note 7—Unitholders' Equity and Distributions of the notes to the consolidated financial statements included elsewhere in this Annual Report for further discussion of our distributions. We expect to continue paying quarterly cash distributions in respect of our common units. Future base and variable distributions are not required and are at the discretion of the board of directors of our General Partner, who may change the distribution policies at any time.

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

Table of Content

We consider the following to be our most critical accounting estimates and have reviewed these critical accounting estimates with the Audit Committee of our Board of Directors.

Royalty Income and Revenue Recognition

We record revenue in the month production is delivered to the purchaser. However, settlement statements for certain oil, natural gas and natural gas liquids sales from third party operators other than Diamondback may not be received for 30 to 90 days after the date production is delivered. To the extent actual volumes and prices of oil and natural gas sales are unavailable for a given reporting period because of timing or information not received from third parties, the royalties related to expected sales volumes and prices for those properties are estimated and recorded based upon the Partnership’s interest. Where available, historical actual data is used to calculate volume estimates for wells operated by third parties. If historical actual data is not available for these wells, engineering estimates are used to calculate expected volumes. As such, estimated volumes utilized in period end royalty income accruals are subject to revision as additional actual data becomes available and such revisions may have a material impact on our results of operations and our royalty income receivables. Pricing estimates are based upon actual prices realized in an area by adjusting the market price for the average basis differential from market on a basin-by-basin basis. We record the differences between our estimates and the actual amounts received for royalties from third parties in the month that payment is received from the producer. We have existing internal controls for our royalty income estimation process and related accruals, but actual third party royalty income in future periods could differ materially from estimated amounts. At December 31, 2022, our accrual for third party royalty was approximately $65.1 million. Actual revenues received from third parties were higher by approximately $10.0 million, or 20%, compared to the accrual at December 31, 2021.

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

Oil and natural gas reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be precisely measured and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Proved oil and natural gas reserve estimates and their associated future net cash flows were prepared by our internal reservoir engineers and audited by Ryder Scott, independent petroleum engineers, as of December 31, 2022 and prepared by Ryder Scott as of December 31, 2021 and 2020. The process of estimating oil and natural gas reserves is complex, requiring significant decisions in the evaluation of available geological, geophysical, engineering and economic data. Significant inputs included in the calculation of future net cash flows include anticipated production of proved reserves and other relevant data. The data for a given property may also change substantially over time as a result of numerous factors, including additional development activity, evolving production history and a continual reassessment of the viability of production under changing economic conditions. As a result, material revisions to existing reserve estimates occur from time to time, and reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered. Although every reasonable effort is made to ensure that reserve estimates reported represent the most accurate assessments possible, the subjective decisions and variances in available data for various properties increase the likelihood of significant changes in these estimates. If such changes are material, they could significantly affect future depletion of capitalized costs and result in impairment of assets that may be material. Revisions of previous quantity estimates accounted for approximately 23% of the change in the total standardized measure of our reserves from December 31, 2021 to December 31, 2022, and were primarily related to negative revisions due to PUD downgrades during 2022.

Our unevaluated property costs are tracked by lease and prospect. We assess all items classified as unevaluated property (on an individual basis or as a group if properties are individually insignificant) at least annually for possible impairment. This assessment is subjective and includes consideration of the calculated value for each lease based on the total costs incurred for the lease divided by the number of acres available to develop compared to current market prices for acreage in the related basins. We also monitor information available from third party operators of our acreage for future drilling plans as part of our impairment assessment. At December 31, 2022, our unevaluated properties totaled $1.3 billion. No impairments were recorded on our proved oil and natural gas properties during the years ended December 31, 2022 and 2021; however, impairment expense of $69.2 million was recorded for the year ended December 31, 2020 as discussed further in Note 5—Oil and Natural Gas Interests of the notes to the consolidated financial statements included elsewhere in this Annual Report. Due to an increase in the historical 12-month average trailing SEC prices for oil and natural gas throughout 2022, we are not currently

Table of Content
projecting a full cost ceiling impairment in the first quarter of 2023. Any future impairment could be material to our consolidated financial statements.

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

See Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risk for additional sensitivity analysis of our open derivative positions at December 31, 2022.

Income Taxes

We have elected to be treated as a corporation for U.S. federal income tax purposes. The amount of income taxes we record requires interpretations of complex rules and regulations of federal, state, and provincial tax jurisdictions. We use the asset and liability method of accounting for income taxes, under which deferred tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and (ii) operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are based on enacted tax rates applicable to the future period when those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period the rate change is enacted. A valuation allowance is provided for deferred tax assets when it is more likely than not the deferred tax assets will not be realized after considering all positive and negative evidence available concerning the realizability of our deferred tax assets. Positive evidence may include forecasts of future taxable income, assessment of future business assumptions and any applicable tax planning strategies available to the Partnership. Negative evidence may include losses in recent years, if any, or the projection of losses in future periods. Estimating future taxable income requires numerous judgments and assumptions, including projections of future operating conditions which may be impacted by volatile future prices for our oil, natural gas and natural gas production, the expected timing and quantity of future production volumes, and the impact of our commodity derivative instruments on our income. These assumptions are discussed further in the critical accounting estimates titled “— Royalty Interest and Revenue Recognition” and “— Oil and Natural Gas Accounting and Reserves”. Due to the impact these various assumptions and estimates can have on our estimates of taxable income, an estimate of the sensitivity to changes is not practicable.

In 2022, management’s assessment of all available evidence, both positive and negative, supporting realizability of the Partnership’s deferred tax assets as required by applicable accounting standards, resulted in recognition of a deferred income tax benefit of $49.7 million for the portion of the Partnership’s deferred tax assets considered more likely than not to be realized. The positive evidence assessed included recent cumulative income due in part to higher commodity prices and an expectation of future taxable income based upon recent actual and forecasted production volumes and prices. The Partnership retained a partial valuation allowance on its deferred tax assets due primarily to potential future volatility in commodity prices and an inherent lack of visibility to certain underlying operator activity for more than relatively short periods of time, which could impact the likelihood of future realizability. As of December 31, 2022, the Partnership had a deferred tax asset of $148.1 million offset by an allowance of $98.4 million.

Table of Content
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

Commodity Price Risk

Our major market risk exposure is in the pricing applicable to the oil and natural gas production of our operators. Realized prices are driven primarily by the prevailing worldwide price for crude oil and prices for natural gas in the United States. Both crude oil and natural gas realized prices are also impacted by the quality of the product, supply and demand balances in local physical markets and the availability of transportation to demand centers. Pricing for oil and natural gas production has been historically volatile and unpredictable and the prices that our operators receive for production depend on many factors outside of our or their control, such as the war in the Ukraine, rising interest rates, global supply chain disruptions, a potential economic downturn or recession, the COVID-19 pandemic and actions taken by OPEC members and other exporting nations. We cannot predict events that may lead to future price volatility and the near term energy outlook remains subject to heightened levels of uncertainty.

We historically have used fixed price swap contracts, fixed price basis swap contracts and costless collars with corresponding put and call options to reduce price volatility associated with certain of our royalty income as discussed in Note 10—Derivatives of the notes to the consolidated financial statements included elsewhere in this Annual Report.

At December 31, 2022, we had a net asset derivative position related to our commodity price derivatives of $9.8 million, related to our contracts. Utilizing actual derivative contractual volumes under our contracts as of December 31, 2022, a 10% increase in forward curves associated with the underlying commodity would have increased the net asset position by $2.8 million to $12.6 million, while a 10% decrease in forward curves associated with the underlying commodity would have decreased the net asset derivative position by $2.5 million to $7.2 million. However, any cash derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument.

Credit Risk

We are subject to risk resulting from the concentration of royalty income in producing oil and natural gas properties and receivables with a limited number of several significant purchasers. For the year ended December 31, 2022, two purchasers accounted for more than 10% of our income. For the years ended December 31, 2021 and 2020, three and four purchasers each accounted for more than 10% of our income, respectively. See Note 2—Summary of Significant Accounting Policies of the notes to the consolidated financial statements included elsewhere in this Annual Report for further details. We do not require collateral and the failure or inability of our significant purchasers to meet their obligations to us due to their liquidity issues, bankruptcy, insolvency or liquidation may adversely affect our financial results. Volatility in commodity pricing environment and macroeconomic conditions may enhance our purchaser credit risk.

Table of Content
Interest Rate Risk
We are subject to market risk exposure related to changes in interest rates on our indebtedness under the Operating Company’s credit agreement. The terms of the credit agreement currently provide for interest on borrowings at a floating rate equal to (i) term SOFR plus 0.10% (“Adjusted Term SOFR”) or (ii) an alternate base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.50%, and 1-month Adjusted Term SOFR plus 1.00%), in each case plus the applicable margin. The applicable margin ranges from 1.00% to 2.00% per annum in the case of the alternative base rate and from 2.00% to 3.00% per annum in the case of Adjusted Term SOFR, in each case depending on the amount of the loans outstanding in relation to the commitment, which is calculated using the least of the maximum credit amount, the aggregate elected commitment amount and the borrowing base. We are obligated to pay a quarterly commitment fee ranging from 0.375% to 0.500% per year on the unused portion of the commitment. As of December 31, 2022, we had $152.0 million in outstanding borrowings. During the year ended December 31, 2022, the weighted average interest rate was 4.22%.

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

As of December 31, 2022, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer of our General Partner have concluded that as of December 31, 2022, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

Management conducted an evaluation of the effectiveness of the Partnership’s internal control over financial reporting based on the framework in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in the 2013 Internal Control-Integrated Framework, management did not identify any material weaknesses in the Partnership’s internal control over financial

Table of Content
reporting and determined that the Partnership maintained effective internal control over financial reporting as of December 31, 2022.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Grant Thornton LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Partnership included in this Annual Report on Form 10-K, has issued their report on the effectiveness of the Partnership’s internal control over financial reporting at December 31, 2022. The report, which expresses an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting at December 31, 2022, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Table of Content
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

General Partner and Unitholders
Viper Energy Partners LP

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Viper Energy Partners LP (a Delaware limited partnership) and subsidiary (the “Partnership”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2022, and our report dated February 23, 2023 expressed an unqualified opinion on those financial statements.

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
February 23, 2023

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

Executive Officers and Directors of Our General Partner

The following table shows information for the executive officers and directors of our General Partner as of February 1, 2023. Directors hold office until their successors have been elected or qualified or until the earlier of their death, resignation, removal or disqualification. Executive officers serve at the discretion of the board of directors of our General Partner. There are no family relationships among any of our General Partner’s directors or executive officers.

Name	Age	Position With Our General Partner
Travis D. Stice	61	Chief Executive Officer and Director
Kaes Van't Hof	36	President
Teresa L. Dick	53	Chief Financial Officer, Executive Vice President and Assistant Secretary
Matt Zmigrosky	44	Executive Vice President, General Counsel and Secretary
Steven E. West	62	Chairman of the Board and Director
W. Wesley Perry	66	Director
Spencer D. Armour	68	Director
James L. Rubin	38	Director
Frank C. Hu	61	Director

Travis D. Stice. Mr. Stice has served as Chief Executive Officer and a director of our General Partner since February 2014. He has served as Diamondback’s Chairman of the Board since February 2022, Chief Executive Officer since January 2012 and as a director since November 2012. Mr. Stice has also served as the Chief Executive Officer and a director of the General Partner of Rattler Midstream LP, referred to herein as Rattler, since July 2018. From May 2019 through August 2022, Rattler was a publicly traded subsidiary of Diamondback until it was acquired by Diamondback through a merger. Prior to these positions with our General Partner, Diamondback and General Partner of Rattler, Mr. Stice served as Diamondback’s President and Chief Operating Officer from April 2011 to January 2012. From November 2010 to April 2011, Mr. Stice served as a Production Manager of Apache Corporation, an oil and gas exploration company. Mr. Stice served as a Vice President of Laredo Petroleum Holdings, Inc., an oil and gas exploration and production company, from September 2008 to September 2010 and as a Development Manager of ConocoPhillips/Burlington Resources Mid-Continent Business Unit, an oil and gas exploration company, from April 2006 until August 2008. Prior to that, Mr. Stice held a series of positions of increasing responsibilities at Burlington Resources until that company was acquired by ConocoPhillips in March 2006. Mr. Stice started his career with Mobil Oil in 1985. Mr. Stice has over 38 years of experience in production operations, reservoir engineering, production engineering and unconventional oil and gas exploration and over 29 years of management experience. Mr. Stice graduated from Texas A&M University with a Bachelor of Science degree in Petroleum Engineering. He is a registered engineer in the State of Texas and is a 38-year member of the Society of Petroleum Engineers. He also serves on industry boards for the American Petroleum Institute, American Exploration and Production Council, the Domestic Energy Producers Alliance, the Permian Strategic Partnership, the Texas A&M Petroleum Engineering Advisory Board, and the Texas A&M Engineering Advisory Council. Additionally, Mr. Stice is on the board of the Dynamic Catholic Institute and the local community board for the Midland Chamber of Commerce.

Table of Content
We believe Mr. Stice’s expertise and extensive industry and executive management experience, including at Diamondback, make him a valuable asset to the board of directors of our General Partner.

Kaes Van’t Hof. Mr. Van't Hof has served as President of our General Partner since March 2017. He has served as Diamondback’s President and Chief Financial Officer since February 2022. Prior to his current position with Diamondback, he served as Diamondback’s Chief Financial Officer and Executive Vice President of Business Development from March 2019 to February 2022, as Senior Vice President—Strategy and Corporate Development from January 2017 to February 2019 and as Vice President of Strategy and Corporate Development since joining Diamondback in July 2016. Mr. Van’t Hof has also served as President and director of the General Partner of Rattler since July 2018. Prior to his positions with our General Partner, Diamondback and General Partner of Rattler, Mr. Van't Hof served as Chief Executive Officer for Bison Drilling and Field Services from September 2012 to June 2016. From August 2011 to August 2012, Mr. Van't Hof was an analyst for Wexford Capital LP responsible for developing operating models and business plans, including in connection with our initial public offering, and before that worked for the Investment Banking-Financial Institutions Group of Citigroup Global Markets, Inc. from February 2010 to August 2011. Mr. Van't Hof was a professional tennis player from May 2008 to January 2010. Mr. Van't Hof received a Bachelor of Science in Accounting and Business Administration from the University of Southern California.

Teresa L. Dick. Ms. Dick has served as Chief Financial Officer, Executive Vice President and Assistant Secretary of our General Partner since February 2017 and served as Chief Financial Officer, Senior Vice President and Assistant Secretary from February 2014 to February 2017. She has also served as Diamondback’s Executive Vice President and Chief Accounting Officer since March 2019. Ms. Dick served as Diamondback’s Executive Vice President and Chief Financial Officer from February 2017 to February 2019, as its Assistant Secretary since October 2012, as its Chief Financial Officer and Senior Vice President from November 2009 to February 2017 and as its Corporate Controller from November 2007 until November 2009. Ms. Dick has served as Chief Financial Officer, Executive Vice President and Assistant Secretary of the general partner of Rattler since July 2018. From June 2006 to November 2007, Ms. Dick held a key management position as the Controller/Tax Director at Hiland Partners, a publicly traded midstream energy master limited partnership. Ms. Dick has over 25 years of accounting experience, including public company experience in both audit and tax areas. Since March 2021, Ms. Dick has served as a director of The Bank7 Corp. (Nasdaq: BSVN) and is a member of the Audit and Nominating and Corporate Governance Committees. Ms. Dick received her Bachelor of Business Administration degree in Accounting from the University of Northern Colorado. She is a certified public accountant and a member of the American Institute of CPAs and the Council of Petroleum Accountants Societies.

Matt Zmigrosky. Mr. Zmigrosky has served as Executive Vice President, General Counsel and Secretary of our General Partner since February 2019. Since February 2023, Mr. Zmigrosky has also served as Executive Vice President, Chief Legal and Administrative Officer and Secretary of Diamondback. From February 2019 to February 2023, he served as Diamondback’s Executive Vice President, General Counsel and Secretary. Before joining us and Diamondback, Mr. Zmigrosky was in the private practice of law, most recently as a partner in the corporate section of Akin Gump Strauss Hauer & Feld LLP from October 2012 to February 2019, where he worked extensively with Diamondback and its subsidiaries. Mr. Zmigrosky received a Bachelor of Science in Management degree in finance from Tulane University and a Juris Doctorate degree from Southern Methodist University Dedman School of Law.

Steven E. West. Mr. West has served as Chairman of the Board and as a director of our General Partner since February 2014. Mr. West served as a director and Chairman of the Board of the General Partner of Rattler from May 2019 to August 2022. Mr. West has also served as a director of Diamondback since December 2011 and as its Chairman of the Board from October 2012 to February 2022. He served as Diamondback's Chief Executive Officer from January 1, 2009 to December 31, 2011. From January 2011 until December 2016, Mr. West was a partner at Wexford Capital LP, focusing on Wexford’s private equity energy investments. From August 2006 until December 2010, Mr. West served as senior portfolio advisor at Wexford. From August 2003 until August 2006, he was the chief financial officer of Sunterra Corporation, a former Wexford portfolio company. From December 1993 until July 2003, Mr. West held senior financial positions at Coast Asset Management and IndyMac Bank. Prior to that, he worked at First Nationwide Bank, Lehman Brothers and Peat Marwick Mitchell & Co., the predecessor of KPMG LLP. Mr. West earned a Bachelor of Science degree in Accounting from California State University, Chico.

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

Table of Content
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

Spencer D. Armour. Mr. Armour has been a member of the board of directors of our General Partner since July 2017. Mr. Armour has over 30 years of executive and entrepreneurial experience in the energy services industry. Mr. Armour has served as a partner of Geneses Investments since February 2019. He served as President of PT Petroleum LLC in Midland, Texas from March 2013 until January 2019. He was the Vice President of Corporate Development for Basic Energy Services, Inc. from 2007 to 2008, which acquired Sledge Drilling Corp., a company Mr. Armour co-founded and served as Chief Executive Officer for from 2005 to 2006. From 1998 through 2005, he served as Executive Vice President of Patterson-UTI Energy, Inc., which acquired Lone Star Mud, Inc., a company Mr. Armour founded and served as President of from 1986 to 1997. Mr. Armour has served as a director of ProPetro Holding Corp. since February 2013 and as a director of CES Energy since December 2018. Mr. Armour also served on the Patterson-UTI Board of Directors from 1999 through 2001. Mr. Armour received a Bachelor of Science in Economics from the University of Houston and was appointed to the University of Houston System Board of Regents in 2011 by former Texas Governor Rick Perry.

We believe that Mr. Armour’s extensive experience in the oil and gas industry qualify him to serve on the board of directors of our General Partner.

James L. Rubin. Mr. Rubin has been a member of the board of directors of our General Partner since June 2014. Mr. Rubin is currently the Head of Commodity Equities at BTG Pactual Asset Management US. From 2012 to 2022, Mr. Rubin served as partner, Portfolio Manager and Co-Head of Equities and as a member of Wexford Capital’s hedge fund investment committee. From 2006 to 2012, he served as an analyst and later as Vice President, focusing on Wexford’s public and private energy investments. Mr. Rubin graduated cum laude from Yale University with a Bachelor of Arts degree with honors in political science and economics.
We believe that Mr. Rubin’s strong financial background qualifies him to serve on the board of directors of our General Partner.

Frank C. Hu. Mr. Hu has been a director of our general partner since April 2022. Mr. Hu most recently served as an investment analyst and Vice President of Capital World Investors, an investment group in the Capital Group Companies, Inc., from 2003 to 2017. He previously served as a manager of project finance in the corporate treasury department at Unocal Corporation from 2002 to 2003, and as a global energy practice consultant at McKinsey & Company from 2000 to 2002. Prior to joining McKinsey, Mr. Hu served in various roles at Atlantic Richfield Company (ARCO) from 1989 to 2000, including as Vice President of Downstream Operations and Business Development from 1998 to 2000. Mr. Hu has served as a member of the board of directors of EQT Corporation (NYSE: EQT) since October 2021, where he also serves on the audit committee, special hedging transaction committee and public policy and corporate responsibility committee. Mr. Hu also currently serves as an advisory board member for the Geology & Planetary Science Division at the California Institute of Technology.

We believe that Mr. Hu’s strong executive management experience, robust experience in the finance and oil and gas industries and diverse background qualifies him to serve on the board of directors of our General Partner.

Table of Content
Director Independence and Diversity

The board of directors of our General Partner has six directors, five of whom are independent as defined under the independence standards established by Nasdaq and the Exchange Act. Steven E. West, W. Wesley Perry, James L. Rubin, Spencer D. Armour and Frank C. Hu serve as the independent members of the board of directors of our General Partner. Although a majority of the board of directors of our General Partner is independent, Nasdaq does not require a listed publicly traded partnership, such as ours, to have a majority of independent directors on the board of directors of our General Partner, disclose details regarding board diversity or establish a compensation committee or a nominating and corporate governance committee. However, our General Partner is required to have an audit committee of at least three members, and all its members are required to meet the independence and experience standards established by Nasdaq and the Exchange Act.

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

Meetings of the Board of Directors

During 2022, the board of directors of our General Partner met five times. Each director attended at least 80% of the total meetings of the board and the committees of the board on which he or she served that occurred during 2022.

Table of Content
Communications with Directors

Unitholders or interested parties may communicate directly with the board of directors of our General Partner, any committee of the board, any independent directors, or any one director, by sending written correspondence by mail addressed to the board, committee or director to the attention of our Secretary at the following address: c/o Secretary, Viper Energy Partners LP, 500 West Texas, Suite 100, Midland, Texas. Communications are distributed to the board of directors, committee of the board of directors, or director as appropriate, depending on the facts and circumstances outlined in the communication. Commercial solicitations or communications will not be forwarded.

Committees of the Board of Directors

The board of directors of our General Partner has an audit committee and a conflicts committee. We do not have a compensation committee or a nominating and corporate governance committee. Rather, the board of directors of our General Partner has authority over compensation matters and nominating and corporate governance matters.

Audit Committee

The audit committee assists the board of directors of our General Partner in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and partnership policies and controls. The audit committee has the sole authority to retain and terminate our independent registered public accounting firm, approve all auditing services and related fees and the terms thereof performed by our independent registered public accounting firm, and pre-approve any non-audit services and tax services to be rendered by our independent registered public accounting firm. The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm has unrestricted access to the audit committee and our management, as necessary. The audit committee has adopted a charter, which is available on our website under the “corporate governance” section at http://ir.viperenergy.com.

W. Wesley Perry, Spencer D. Armour and Frank C. Hu currently serve on the audit committee, and Mr. Perry serves as the chairman. The board of directors of our General Partner has determined that each of W. Wesley Perry, Spencer D. Armour and Frank C. Hu meet the independence and experience standards established by the Nasdaq and the Exchange Act and that each of Mr. Perry and Mr. Hu is considered an “audit committee financial expert” as defined under SEC rules.

Conflicts Committee

Our conflicts committee reviews specific matters that the board believes may involve conflicts of interest and determines to submit to the conflicts committee for review. The conflicts committee determines if the resolution of the conflict of interest is in our best interest. The members of the conflicts committee may not be officers or employees of our General Partner or directors, officers or employees of its affiliates, including Diamondback, and must meet the independence standards established by Nasdaq and the Exchange Act to serve on an audit committee of a board of directors, along with other requirements in our partnership agreement. Any matters approved by the conflicts committee will be conclusively deemed to be approved by us and all of our partners and not a breach by our General Partner of any duties it may owe us or our unitholders. W. Wesley Perry, Spencer D. Armour and Frank C. Hu are the members of the conflicts committee.

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

All of the executive officers of our General Partner have responsibilities to us and Diamondback and allocate their time between managing our business and managing the businesses of Diamondback. Since all of these executive officers are employed by Diamondback or one of its subsidiaries, the responsibility and authority for compensation-related decisions for them resides with Diamondback’s compensation committee. Diamondback has the ultimate decision-making authority with respect to the total compensation of the executive officers that are employed by Diamondback including, subject to the terms of the partnership agreement, the portion of that compensation that is allocated to us pursuant to Diamondback’s allocation methodology. Any such compensation decisions are not subject to any approvals by the board of directors of our General Partner or any committees thereof. However, all determinations with respect to awards that are made to executive officers, key employees and non-employee directors under the LTIP are made by the board of directors of our General Partner. Please see the description of the LTIP below under the heading “Long-Term Incentive Plan.”

The executive officers of our General Partner, as well as the employees of Diamondback who provide services to us, may participate in employee benefit plans and arrangements sponsored by Diamondback, including plans that may be established in the future. Certain of our General Partner’s executive officers and employees and certain employees of Diamondback who provide services to us currently hold grants under Diamondback’s equity incentive plan. Except with respect to any awards that may be granted under the LTIP, the executive officers of our General Partner do not receive separate amounts of compensation in relation to the services they provide to us. In accordance with the terms of our partnership agreement, we reimburse Diamondback for compensation related expenses attributable to the portion of the executive’s time dedicated to providing services to us. Although we bear an allocated portion of Diamondback’s costs of providing compensation and benefits to employees who serve as executive officers of our General Partner, we have no control over such costs and did not establish and do not direct the compensation policies or practices of Diamondback. Except with respect to awards granted under the LTIP, compensation paid or awarded by us in 2022 consisted only of the portion of compensation paid by Diamondback that is allocated to us and our General Partner pursuant to Diamondback’s allocation methodology and subject to the terms of the partnership agreement.

A full discussion of the compensation programs for Diamondback’s executive officers and the policies and philosophy of the compensation committee of Diamondback’s board of directors will be set forth in Diamondback’s 2023 proxy statement under the heading “Compensation Discussion and Analysis.” Specifically, compensation paid directly by us through our LTIP or indirectly by us through reimbursement pursuant to our partnership agreement will be included in the amounts set forth in certain of the tables included in Diamondback’s 2023 proxy statement, with awards outstanding pursuant to our LTIP separately identified.

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

Table of Content
During 2022, our General Partner made grants under the LTIP of phantom units to the non-employee directors of our General Partner (see “Director Compensation” below for information regarding those awards). No grants under the LTIP were made to the executive officers of our General Partner in 2022.

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
Steven E. West
W. Wesley Perry
Spencer D. Armour
James L. Rubin
Frank C. Hu

Director Compensation

Any executive officer or employee of our General Partner or of Diamondback who also serves as a director of our General Partner does not receive additional compensation for his or her service as a director of our General Partner. Directors of our General Partner who are not executive officers or employees of our General Partner or of Diamondback receive compensation as “non-employee directors” as set by our General Partner’s board of directors.

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

The following table sets forth the aggregate dollar amount of all fees earned to each of the non-employee directors of our General Partner during 2022 for their services on the board:

Name	Fees Earned or Paid in cash(a)	Unit Awards(b)	Total
Spencer D. Armour(c)(d)	$75,000	$100,254	$175,254
Rosalind Redfern Grover(c)(e)	$75,000	$100,254	$175,254
Frank C. Hu(d)	$43,350	$100,254	$143,604
W. Wesley Perry(c)(d)	$85,000	$100,254	$185,254
James L. Rubin(c)(d)	$60,000	$100,254	$160,254
Steven E. West(c)(d)	$60,000	$100,254	$160,254
(a)This column reflects the value of a director’s annual retainer. Of these amounts, $18,750, $18,750, $21,250, $15,000 and $15,000 were payments made in December 2021 to Ms. Grover and Messrs. Armour, Perry, Rubin and West, respectively, for services to be performed in the first quarter of 2022. Excluded from these amounts were payments of $18,750, $21,250, $15,000, $15,000 and $18,750 made in December 2022 to Messrs. Armour, Perry, Rubin, West and Hu, respectively, for services to be performed in the first quarter of 2023.
(b)The amount in this column represents the aggregate grant date fair value of phantom units granted in the fiscal year calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, “Compensation - Stock Compensation.”
(c)Each of Ms. Grover and Messrs. Armour, Perry, Rubin and West received a grant of 5,513 phantom units on July 12, 2021, which vested and settled on July 12, 2022, pursuant to the LTIP, with each unit having a grant date fair value of $18.29. Each phantom unit was the economic equivalent of one of our common units.
(d)Each of Messrs. Armour, Hu, Perry, Rubin and West received a grant of 3,907 phantom units on July 11, 2022, which will vest and settle on July 11, 2023, pursuant to the LTIP, with each unit having a grant date fair value of $25.66. Each phantom unit is the economic equivalent of one of our common units.
(e)Ms. Grover received a grant of 3,907 phantom units on July 11, 2022, with each unit having a grant date fair value of $25.66. Ms. Grover retired from the board effective December 31, 2022. Prior to her retirement, Ms. Grover also served on the board’s audit committee and conflicts committee. In connection with Ms. Grover’s retirement, the vesting provisions of her phantom units were accelerated and subsequently became vested in January 2023. Each phantom unit was the economic equivalent of one of our common units.

Mr. Stice is a director of our General Partner, but is also an executive officer of our General Partner and Mr. Stice is an employee of Diamondback E&P LLC. Mr. Stice has received awards pursuant to the LTIP for his service as an executive officer or employee, respectively, and unrelated to his service as director. These awards are reflected in the tables contained in Diamondback’s 2023 proxy statement under the heading “Compensation Discussion and Analysis.”

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

Compensation Policies and Practices as They Relate to Risk Management

We do not have any employees. We are managed and operated by the directors and officers of our General Partner and employees of Diamondback perform services on our behalf. Please read “—Compensation Discussion and Analysis” and “Items 1 and 2. Business and Properties–Our Relationship with Diamondback” for more information about this arrangement. For an analysis of any risks arising from Diamondback’s compensation policies and practices, please read Diamondback’s 2023 proxy statement. We have made awards of unit options subject to time-based vesting under our LTIP, which we believe drive a long-term perspective and which we believe make it less likely that executive officers will take unreasonable risks because the unit options retain value even in a depressed market.

Table of Content

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

Holdings of Officers and Directors

The following table presents information regarding the beneficial ownership of our common units as of February 1, 2023 by:

•our General Partner;
•each of our General Partner’s directors and executive officers; and
•all of our General Partner’s directors and executive officers as a group.

Name of Beneficial Owner	Common Units Beneficially Owned(1)	Percentage of Common Units Beneficially Owned
Diamondback Energy, Inc.	731,500	1.0%
Viper Energy Partners GP LLC	—	—
Travis D. Stice(2)	106,169	*
Kaes Van't Hof	35,362	*
Teresa L. Dick	11,540	*
Thomas F. Hawkins	—	—
Matt Zmigrosky	4,253	*
Steven E. West(3)	18,290	*
W. Wesley Perry(3)	64,245	*
Spencer D. Armour(3)	28,217	*
James L. Rubin(4)	—	—
Frank C. Hu(3)	—	*
All directors and executive officers as a group (10 persons)	268,076	*
*    Less than 1%
(1)Beneficial ownership is determined in accordance with SEC rules. In computing percentage ownership of each person, (i) common units subject to options held by that person that are exercisable as of February 1, 2023 and (ii) common units subject to options or phantom units held by that person that are exercisable or vesting within 60 days of February 1, 2023 are all deemed to be beneficially owned. These common units, however, are not deemed outstanding for the purpose of computing the percentage ownership of each other person. The percentage of common units beneficially owned is based on 72,858,184 common units outstanding as of February 1, 2023. Unless otherwise indicated, all amounts exclude common units issuable upon the exercise of outstanding options and vesting of phantom units that are not exercisable and/or vested as of February 1, 2023 or within 60 days of February 1, 2023. Unless otherwise noted, the address for each beneficial owner listed below is 500 West Texas Avenue, Suite 100, Midland, Texas 79701. Except as noted, each unitholder in the above table is believed to have sole voting and sole investment power with respect to the units beneficially held.
(2)All of these units are held by Stice Investments, Ltd., which is managed by Stice Management, LLC, its General Partner. Mr. Stice and his spouse hold 100% of the membership interests in Stice Management, LLC, of which Mr. Stice is the manager.
(3)Excludes 3,907 phantom units that are scheduled to vest on July 11, 2023.
(4)Excludes 45,245 common units (representing vested phantom units previously granted to Mr. Rubin) and 3,907 phantom units that are scheduled to vest on July 11, 2023, all of which have been assigned by Mr. Rubin to Wexford under the terms of his previous employment with Wexford.

Table of Content
The following table sets forth, as of February 1, 2023, the number of shares of common stock of Diamondback beneficially owned by each of the directors and executive officers of our General Partner and all directors and executive officers of our General Partner as a group.

	Shares of Diamondback Common Stock Beneficially Owned(1)
Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Travis D. Stice(2)	418,717	*
Kaes Van't Hof(3)	93,576	*
Teresa L. Dick(4)	58,321	*
Thomas F. Hawkins(5)	14,952	*
Matt Zmigrosky(6)	20,539	*
Steven E. West(7)	10,299	*
W. Wesley Perry	—	—
Spencer D. Armour	—	—
James L. Rubin	—	—
Frank C. Hu	—	—
All directors and executive officers as a group (10 persons)	616,404	*
*    Less than 1%
(1)Beneficial ownership is determined in accordance with SEC rules. In computing percentage ownership of each person, (i) shares of common stock subject to options held by that person that are exercisable as of February 1, 2023 and (ii) shares of common stock subject to options or restricted stock units held by that person that are exercisable or vesting within 60 days of February 1, 2023, are all deemed to be beneficially owned. These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of each other person. The percentage of shares beneficially owned is based on 72,858,184 shares of common stock outstanding as of February 1, 2023. Unless otherwise indicated, all amounts exclude shares issuable upon the exercise of outstanding options and vesting of restricted stock units that are not exercisable and/or vested as of February 1, 2023 or within 60 days of February 1, 2023. Except as noted, each stockholder in the above table is believed to have sole voting and sole investment power with respect to the shares of common stock beneficially held.
(2)All of these shares are held by Stice Investments, Ltd., which is managed by Stice Management, LLC, its general partner. Mr. Stice and his spouse hold 100% of the membership interests in Stice Management, LLC, of which Mr. Stice is the manager. Includes 20,727 restricted stock units, that are scheduled to vest on March 1, 2023. Excludes 5,166 restricted stock units that are scheduled to vest in two equal annual installments beginning on May 28, 2023 and 9,227 restricted stock units that are scheduled to vest on March 1, 2024. Also excludes (i) 66,714 performance-based restricted stock units awarded to Mr. Stice on March 1, 2020, which are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ending on December 31, 2022, (ii) 51,748 performance-based restricted stock units awarded to Mr. Stice on March 1, 2021, which are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ending on December 31, 2023 and (iii) 41,524 performance-based restricted stock units awarded to Mr. Stice on March 1, 2022, which are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ending on December 31, 2024.
(3)Includes 9,882 restricted stock units, that are scheduled to vest on March 1, 2023. Excludes (i) 51,658 restricted stock units that are scheduled to vest in two equal annual installments beginning on May 28, 2023, (ii) 3,845 restricted stock units, that are scheduled to vest on March 1, 2024 and (iii) 8,790 restricted stock units, that are scheduled to vest in five equal annual installments beginning on March 1, 2025. Also excludes (i) 13,183 performance-based restricted stock units awarded to Mr. Van’t Hof on March 1, 2019 (representing 100% vesting of the originally reported amount) based upon final determination upon certification of certain stockholders return performance conditions relative to Diamondback’s peer group during the three-year performance period ended on December 31, 2021, that are scheduled to vest in five equal installments beginning on March 1, 2025, (ii) 31,133 performance-based restricted stock units awarded to Mr. Van’t Hof on March 1, 2020, that are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ending on December 31, 2022, (iii) 27,168 performance-based restricted stock units awarded to Mr. Van’t Hof on March 1, 2021, which are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ending on December 31, 2023 and (iv) 17,302 performance-based restricted stock units awarded to Mr. Van’t Hof on March 1, 2022, which are subject to the satisfaction of certain stockholder return performance

Table of Content
conditions relative to Diamondback’s peer group during the three-year performance period ending on December 31, 2024.
(4)Includes 5,501 restricted stock units, that are scheduled to vest on March 1, 2023. Excludes 2,583 restricted stock units that are scheduled to vest in two equal annual installments beginning on May 28, 2023 and 2,051 restricted stock units that are scheduled to vest on March 1, 2024. Also excludes (i) 17,790 performance-based restricted stock units awarded to Ms. Dick on March 1, 2020, which awards are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ending on December 31, 2022, (ii) 15,524 performance-based restricted stock units awarded to Ms. Dick on March 1, 2021, which are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ending on December 31, 2023 and (iii) 9,228 performance-based restricted stock units awarded to Ms. Dick on March 1, 2022, which are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ending on December 31, 2024.
(5)Includes 3,442 restricted stock units that are scheduled to vest on March 1, 2023. Excludes 2,583 restricted stock units that are scheduled to vest in two equal annual installments beginning on May 28, 2023 and 1,199 restricted stock units that are scheduled to vest on March 1, 2024. Also excludes (i) 11,564 performance-based restricted stock units awarded to Mr. Hawkins on March 1, 2020 that are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ending on December 31, 2022, (ii) 10,091 performance-based restricted stock units awarded to Mr. Hawkins on March 1, 2021, which are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ending on December 31, 2023 and (iii) 5,398 performance-based restricted stock units awarded to Mr. Hawkins on March 1, 2022, which are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ending on December 31, 2024.
(6)Includes 4,811 restricted stock units, that are scheduled to vest on March 1, 2023. Excludes 1,034 restricted stock units that are scheduled to vest in two equal annual installments beginning on May 28, 2023 and 2,050 restricted stock units that are scheduled to vest on March 1, 2024. Also excludes (i) 14,232 performance-based restricted stock units awarded to Mr. Zmigrosky on March 1, 2020, that are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ending on December 31, 2022, (ii) 12,420 performance-based restricted stock units awarded to Mr. Zmigrosky on March 1, 2021, which are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ending on December 31, 2023 and (iii) 9,228 performance-based restricted stock units awarded to Mr. Zmigrosky on March 1, 2022, which are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ending on December 31, 2024.
(7)Excludes 1,274 restricted stock units that are scheduled to vest on the earlier of the one-year anniversary of the date of grant and the date of the 2023 annual meeting of stockholders of Diamondback.

Table of Content
Holdings of Major Stockholders

The following table sets forth certain information regarding the beneficial ownership of our common units and Class B units as of February 1, 2023 by each unitholder known by us to beneficially own 5% or more of our common units or Class B units.

MAJOR UNITHOLDER TABLE

	Common Units		Class B Units
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class Beneficially Owned	Amount and Nature of Beneficial Ownership(1)	Percentage of Class Beneficially Owned
Diamondback Energy, Inc.(2) 500 West Texas Avenue, Suite 100 Midland, Texas 79701	731,500	1.0%	90,709,946	100%
Wellington Management Group LLP(3) c/o Wellington Management Company LLP 280 Congress Street Boston, MA 02210	11,024,380	15.1%	—	—
Blackstone, Inc.(4) 345 Park Avenue New York, NY 10154	9,482,228	13.0%	—	—
Santa Elena Minerals, LP(5) 400 W. Illinois, Suite 1300 Midland, TX 79701	5,152,124	7.1%	—	—

(1)Beneficial ownership is determined in accordance with SEC rules. The percentage of common units beneficially owned is based on 72,858,184 common units outstanding as of February 1, 2023. Except as noted, each unitholder in the above table is believed to have sole voting and sole investment power with respect to the common units and Class B units beneficially held.
(2)Diamondback Energy, Inc. is a publicly traded company and holds 731,500 common units and 90,709,946 Class B units, with the same aggregate number of units of the Operating Company (each, an “OpCo unit”) that are exchangeable from time to time, in its discretion, for common units (that is, one OpCo unit and one Class B unit, together, are exchangeable for one common unit), and, as a result, Diamondback may be deemed to have the beneficial ownership of such common units. Diamondback has sole voting and dispositive power with respect to the common units and Class B units it holds. The directors of Diamondback are Travis D. Stice, Steven E. West, Vincent K. Brooks, Michael P. Cross, David L. Houston, Stephanie K. Mains, Mark L. Plaumann, Melanie M. Trent, Rebecca A. Klein and Frank D. Tsuru. Travis D. Stice is the sole director of Diamondback E&P.
(3)Based solely on Schedule 13G/A jointly filed with the SEC on February 6, 2023 by Wellington Management Group LLP (“Wellington Management”), Wellington Group Holdings LLP (“Wellington Holdings”), Wellington Investment Advisors Holdings LLP (“Wellington Advisors”) and Wellington Management Company LLP (“Wellington Company”). These units are owned of record by clients of Wellington Company, Wellington Management Canada LLC, Wellington Management Singapore Pte Ltd, Wellington Management Hong Kong Ltd, Wellington Management International Ltd, Wellington Management Japan Pte Ltd and Wellington Management Australia Pty Ltd (collectively, the “Wellington Investment Advisers”). Wellington Advisors controls directly, or indirectly through Wellington Management Global Holdings Ltd., the Wellington Investment Advisers. Wellington Advisors is owned by Wellington Holdings, which is in turn owned by Wellington Management. The clients of the Wellington Investment Advisers have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, such securities. No such client is known to have such right or power with respect to more than five percent of this class of securities. Each of Wellington Management, Wellington Holdings and Wellington Advisors reported shared voting power over 9,995,433 common units and shared dispositive power over 11,024,380 common units. Wellington Company reported shared voting power over 9,878,636 common units and shared dispositive power over 10,602,260 common units.
(4)Based on Schedule 13D/A, filed with the SEC on November 8, 2022, and Form 4, filed with the SEC on January 30, 2023. Represents common units held directly by BX SWT ML Holdco LLC. BX Guidon Topco LLC is the sole member of BX SWT Holdco LLC. The controlling membership interests of BX Guidon Topco LLC are held by Blackstone Management Associates VI L.L.C. and Blackstone Energy Management Associates II L.L.C. BMA VI L.L.C. is the sole member of Blackstone Management Associates VI L.L.C. Blackstone EMA II L.L.C. is the sole member of Blackstone Energy Management Associates II L.L.C. Blackstone Holdings III L.P. is the managing member of each of BMA VI L.L.C. and Blackstone EMA II L.L.C. Blackstone Holdings III GP L.P. is the general partner of Blackstone Holdings III L.P. Blackstone Holdings III GP Management L.L.C. is the general partner of Blackstone Holdings III GP L.P.

Table of Content
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
(5)Based on Viper’s records.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2022:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans not approved by security holders(1)
Long Term Incentive Plan	113,494	$—	8,535,945
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

Treatment of Equity Awards Granted under the LTIP Upon Termination, Resignation and Death or Disability of Certain Executive Officers of our General Partner and Change of Control

No executive officers of our General Partner held unvested equity awards under the LTIP as of December 31, 2022.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Agreements and Transactions with Affiliates

We have entered into certain agreements and transactions with Diamondback and its affiliates, as described in more detail below.

Payments to our General Partner and its Affiliates

Under the terms of our partnership agreement, we are required to reimburse our General Partner for all direct and indirect expenses incurred or paid on our behalf and all other expenses allocable to us or otherwise incurred by our General Partner in connection with operating our business. The partnership agreement does not set a limit on the amount of expenses for which our General Partner and its affiliates may be reimbursed. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our General Partner by its affiliates. Our General Partner is entitled to determine the expenses that are allocable to us. For the year ended December 31, 2022, our General Partner received $3.7 million in reimbursements from the Partnership.

Distributions paid to Diamondback

Diamondback is entitled to receive its pro rata portion of the distributions we make on our common units and the Operating Company makes in respect of the OpCo units. Holders of the Partnership’s Class B units are not entitled to receive cash distributions except to the extent of the cash preferred distributions equal to 8% per annum payable quarterly on the $1.0 million capital contribution made to us by Diamondback pursuant to the recapitalization agreement in connection with the issuance of the Class B units in the recapitalization transaction. During the year ended December 31, 2022, Diamondback received distributions from us and the Operating Company in the aggregate amount of $234.1 million.

Table of Content

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

In May 2018, we and Diamondback entered into an amended and restated registration rights agreement, dated as of May 9, 2018. The amended and restated registration rights agreement amended the definition of “registrable securities” to include common units acquired or that may be acquired by Diamondback in accordance with our exchange agreement with Diamondback. In addition, whenever a holder has requested that any registrable securities be registered under the amended and restated registration rights agreement or has initiated an underwritten offering, the amended and restated registration rights agreement requires such holder, if applicable, to cause such registrable securities to be exchanged into common units in accordance with the terms of the exchange agreement before or substantially concurrently with the sale of such registrable securities.
In July 2018, we filed a registration statement on Form S-3ASR under which, we registered for resale by Diamondback (i) common units issuable to Diamondback upon exercise of its exchange right pursuant to the exchange agreement and Diamondback’s tender to us of an equivalent number of our outstanding Class B units and outstanding OpCo Units, in each case then held by Diamondback and (ii) common units then held by Diamondback.
Tax Sharing Agreement

In connection with the closing of the IPO, we entered into a tax sharing agreement with Diamondback, dated June 23, 2014, in which we agreed to reimburse Diamondback for our share of state and local income and other taxes for which our results are included in a combined or consolidated tax return filed by Diamondback with respect to taxable periods including or beginning on June 23, 2014. The amount of any such reimbursement is limited to the tax that we would have paid had we not been included in a combined group with Diamondback. Diamondback may use its tax attributes to cause its combined or consolidated group, of which we may be a member for this purpose, to owe less or no tax. In such a situation, we agreed to reimburse Diamondback for the tax we would have owed had the tax attributes not been available or used for our benefit, even though Diamondback had no cash tax expense for that period. For the year ended December 31, 2022, we recognized $0.9 million of state income tax expense payable under the tax sharing agreement.

Lease Bonus Payments

During the year ended December 31, 2022, Diamondback paid us $23.4 million in lease bonus payments for seven new leases.

Surface Use

Diamondback periodically pays us for surface use charges and right of way easements related to properties that Diamondback leases from us. During the year ended December 31, 2022, Diamondback paid the Partnership $0.6 million for such purposes.

Transaction with Significant Unitholder

On January 13, 2022, as part of our common unit repurchase program, we purchased 1.5 million common units with an aggregate purchase price of approximately $37.3 million in a privately negotiated transaction with an affiliate of Blackstone, Inc., or Blackstone. As of February 1, 2023, Blackstone owned approximately 13.0% of Viper’s outstanding common units, which were acquired in the Swallowtail Acquisition. Additionally, an affiliate of Blackstone beneficially owned approximately 5.8% of the outstanding common stock of Diamondback at February 1, 2023.

Table of Content
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

The code of business conduct and ethics described above was initially adopted in connection with the closing of the IPO. As a result, the transactions described above that were effective at the time of the IPO were not reviewed according to such procedures.

Director Independence

The information required by Item 407(a) of Regulation S-K is included in “Item 10. Directors, Executive Officers and Corporate Governance” above.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The audit committee of the board of directors of our General Partner selected Grant Thornton LLP, an independent registered public accounting firm, to audit our consolidated financial statements for the years ended December 31, 2022 and 2021. The audit committee’s charter requires the audit committee to approve in advance all audit and non-audit services to be provided by our independent registered public accounting firm. All services reported in the audit, audit-related, tax and all other fees categories below with respect to our annual reports for the years ended December 31, 2022 and 2021 were approved by the audit committee.

The following table summarizes the aggregate Grant Thornton LLP fees that were allocated to us for independent auditing, tax and related services:

	Year Ended December 31,
	2022	2021
	(In thousands)
Audit fees(1)	$386	$331
Audit-related fees(2)	—	84
Tax fees(3)	—	—
All other fees(4)	—	—
Total	$386	$415
(1)Audit fees represent aggregate fees for audit services, which relate to the fiscal year consolidated audit, quarterly reviews, registration statements and comfort letters.
(2)Audit-related fees for the year ended December 31, 2021 represent fees for an acquired business audit required pursuant to Regulation S-X, Rule 3-05.
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

10.18*
Ninth Amendment to Amended and Restated Senior Secured Revolving Credit Agreement and Second Amendment to Guaranty and Collateral Agreement, dated as of November 18, 2022, by and among Viper Energy Partners LLC, as borrower, Viper Energy Partners LP, as parent guarantor, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto.

10.19
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

99.1*	Ryder Scott Company, L.P.'s Audit Report on Reserves.
101
The following financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Changes in Unitholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

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

VIPER ENERGY PARTNERS LP
Date:	February 23, 2023
		By:	VIPER ENERGY PARTNERS GP LLC
its General Partner

		By:	/s/ Travis D. Stice
		Name:	Travis D. Stice
		Title:	Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Travis D. Stice	Chief Executive Officer and Director	February 23, 2023
Travis D. Stice	(Principal Executive Officer)

/s/ Teresa L. Dick	Chief Financial Officer	February 23, 2023
Teresa L. Dick	(Principal Financial and Accounting Officer)

/s/ Steven E. West	Chairman of the Board and Director	February 23, 2023
Steven E. West

/s/ W. Wesley Perry	Director	February 23, 2023
W. Wesley Perry

/s/ Spencer D. Armour	Director	February 23, 2023
Spencer D. Armour

/s/ James L. Rubin	Director	February 23, 2023
James L. Rubin

/s/ Frank C. Hu	Director	February 23, 2023
Frank C. Hu

S-1

Table of Content
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

General Partner and Unitholders
Viper Energy Partners LP

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Viper Energy Partners LP (a Delaware limited partnership) and subsidiary (the “Partnership”) as of December 31, 2022 and 2021, the related consolidated statements of operations, unitholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Partnership’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 23, 2023 expressed an unqualified opinion.

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

Critical audit matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate

Estimation of proved reserves as it relates to the calculation and recognition of depletion expense

As described further in Note 2 to the financial statements, the Partnership accounts for its oil and gas properties using the full cost method of accounting, which requires management to make estimates of proved reserve volumes and future revenues to record depletion expense. To estimate the volume of proved reserves and future revenues, management makes significant estimates and assumptions, including forecasting the timing and volumetric amounts of production and corresponding decline rate of producing properties associated with the operator’s development plan. We identified the estimation of proved reserves of oil and gas properties as it relates to the calculation and recognition of depletion expense as a critical audit matter.

The principal considerations for our determination that the estimation of proved reserves is a critical audit matter are that changes in certain inputs and assumptions, which require a high degree of subjectivity, necessary to estimate the volume and future revenues of the Partnership’s proved reserves could have a significant impact on the measurement of depletion expense. In turn, auditing those inputs and assumptions required subjective and complex auditor judgment.

Our audit procedures related to the estimation of proved reserves included the following, among others.

•We tested the design and operating effectiveness of key controls relating to management’s estimation of proved reserves for the purpose of estimating depletion expense. Specifically, these controls related to the use of historical information in the estimation of proved reserves derived from the Partnership’s accounting records, the controls on information provided to the reservoir engineering specialists and the management review controls on the final proved reserve report.

Table of Content
•We evaluated the level of knowledge, skill, and ability of the Partnership’s reservoir engineering specialists, made inquiries of those reservoir engineers regarding the process followed and judgments made to estimate the Partnership’s proved reserve volumes, and read the reserve report prepared by the Partnership’s specialists.
•Identified inputs and assumptions that were significant to the period end determination of proved reserve volumes and tested management’s process of determining the significant inputs and assumptions, as follows:
◦Compared the estimated pricing and pricing differentials used in the reserve report to actual realized prices related to revenue transactions recorded in the current year;
◦Vouched, on a sample basis, the net revenue interests used in the reserve report to underlying land and division order records;
◦Obtained evidence supporting the amount of development of proved undeveloped properties reflected in the reserve report and compared future development plans to historical conversion rates to evaluate the likelihood of development related to the proved undeveloped properties;
◦Evaluated the estimated ultimate recovery of proved undeveloped properties by comparing forecasted amounts on a sample of individual wells to the estimated ultimate recovery of comparable proved developed producing properties; and
◦Applied analytical procedures on inputs to the reserve report by comparing to historical actual results and to the prior year reserve report.

Estimation of future taxable income of the Partnership as it relates to the partial release of the deferred tax asset valuation allowance

As described further in Note 2 to the financial statements, the Partnership recognized discrete income tax benefits related to a partial release of its beginning-of-the-year valuation allowance, based on a change in judgment about the realizability of its deferred tax assets in future years. Management’s assessment of all available evidence, both positive and negative, supporting the realizability of the Partnership’s deferred tax assets, as required by applicable accounting standards, resulted in the recognition of a tax benefit for the portion of the Partnership’s deferred tax assets considered more likely than not to be realized. We identified the estimation of future taxable income of the Partnership as it relates to the realizability of the deferred tax asset and the partial release of the deferred tax asset valuation allowance as a critical audit matter.

The principal consideration for our determination that the estimation of future taxable income as it relates to the realizability of the deferred tax asset and the partial release of the deferred tax asset valuation allowance is a critical audit matter is that changes in certain inputs and assumptions, which require a high degree of subjectivity, necessary to estimate the future taxable income could have a significant impact on the measurement of the deferred tax asset and the partial release of the deferred tax asset valuation allowance. In turn, auditing those inputs and assumptions required subjective and complex auditor judgment.

Our audit procedures related to the estimation of future taxable income as it relates to the realizability of the deferred tax asset and the partial release of the deferred tax asset valuation allowance included the following, among others.

•We tested the design and operating effectiveness of key controls relating to the income tax provision which includes the periodic evaluation of the valuation allowance, and as applicable, the measurement of any full or partial release of the valuation allowance. Specifically, these controls related to the preparation and review of the tax provision, including the estimation of future taxable income required as part of the evaluation and measurement of the release of the valuation allowance.
•Identified inputs and assumptions that were significant to the determination of future taxable income and tested management’s process for determining the assumptions, including understanding and testing management’s development plan of oil and gas properties. Specifically, our audit procedures involved testing management’s assumptions as follows:
◦Tested whether the tax basis of depletable properties was in excess of the book basis of those properties and whether the book income before depletion would be greater than tax depletion for the forecasted periods;
◦Evaluated whether income is forecasted to be recognized in a period no earlier than when the Partnership’s tax depletion deductions are forecasted and evaluated whether the time period in which these deductions would be generated were reasonable;
◦Evaluated the inputs to the tax depletion calculation, including the initial tax depletable basis of the leaseholds, initial tax basis in the undeveloped leaseholds, estimated transfers of undeveloped to developed properties, production, and reserves volumes used in computing the unit of production ratio;
◦Clerically tested the mathematical calculation of the tax depletion;
◦Evaluated the Partnership’s forecasts of future production volumes including the amount of proved undeveloped properties and future reserves to be developed by comparing forecasted future production to historical actual production, historical conversion rates and actual volume decline curves, and by comparing the forecast utilized to the SEC reserve report and evaluating any differences;
◦Compared the estimated realized pricing used in the future taxable income forecast to quoted future market pricing for observable periods;

Table of Content
◦Compared the net revenue interests used in the forecast of producing reserves and related future taxable income to the Partnership’s interim and year-end reserve reports; and
◦Evaluated the production tax, ad valorem tax, interest expense, and general and administrative expense included in the estimates of future taxable income forecast by comparing to historical actuals.

/s/ GRANT THORNTON LLP

We have served as the Partnership’s auditor since 2013.

Oklahoma City, Oklahoma
February 23, 2023

Viper Energy Partners LP
Consolidated Balance Sheets

	December 31,
	2022	2021
	(In thousands, except unit amounts)
Assets
Current assets:
Cash and cash equivalents	$18,179	$39,448
Royalty income receivable (net of allowance for credit losses)	81,657	68,568
Royalty income receivable—related party	6,260	2,144
Derivative instruments	9,328	—
Other current assets	3,196	989
Total current assets	118,620	111,149
Property:
Oil and natural gas interests, full cost method of accounting ($1,297,221 and $1,640,172 excluded from depletion at December 31, 2022 and December 31, 2021, respectively)	3,464,819	3,513,590
Land	5,688	5,688
Accumulated depletion and impairment	(720,234)	(599,163)
Property, net	2,750,273	2,920,115
Derivative instruments	442	—
Deferred income taxes (net of allowances)	49,656	—
Other assets	1,382	2,757
Total assets	$2,920,373	$3,034,021
Liabilities and Unitholders’ Equity
Current liabilities:
Accounts payable	$1,129	$69
Accounts payable—related party	306	—
Accrued liabilities	19,600	20,509
Derivative instruments	—	3,417
Income taxes payable	911	471
Total current liabilities	21,946	24,466
Long-term debt, net	576,895	776,727
Derivative instruments	7	—
Total liabilities	598,848	801,193
Commitments and contingencies (Note 12)
Unitholders’ equity:
General Partner	649	729
Common units (73,229,645 units issued and outstanding as of December 31, 2022 and 78,546,403 units issued and outstanding as of December 31, 2021)	689,178	813,161
Class B units (90,709,946 units issued and outstanding December 31, 2022 and December 31, 2021)	832	931
Total Viper Energy Partners LP unitholders’ equity	690,659	814,821
Non-controlling interest	1,630,866	1,418,007
Total equity	2,321,525	2,232,828
Total liabilities and unitholders’ equity	$2,920,373	$3,034,021

See accompanying notes to consolidated financial statements.

Viper Energy Partners LP
Consolidated Statements of Operations

	Year Ended December 31,
	2022	2021	2020
	(In thousands, except per unit amounts)
Operating income:
Royalty income	$837,976	$501,534	$246,981
Lease bonus income	27,791	2,763	2,585
Other operating income	700	620	1,060
Total operating income	866,467	504,917	250,626
Costs and expenses:
Production and ad valorem taxes	56,372	32,558	19,844
Depletion	121,071	102,987	100,501
Impairment	—	—	69,202
General and administrative expenses	8,542	7,800	8,165
Total costs and expenses	185,985	143,345	197,712
Income (loss) from operations	680,482	361,572	52,914
Other income (expense):
Interest expense, net	(40,409)	(34,044)	(33,000)
Gain (loss) on derivative instruments, net	(18,138)	(69,409)	(63,591)
Gain (loss) on revaluation of investment	—	—	(8,556)
Other income, net	416	79	1,286
Total other expense, net	(58,131)	(103,374)	(103,861)
Income (loss) before income taxes	622,351	258,198	(50,947)
Provision for (benefit from) income taxes	(32,653)	1,521	142,466
Net income (loss)	655,004	256,677	(193,413)
Net income (loss) attributable to non-controlling interest	503,331	198,738	(1,109)
Net income (loss) attributable to Viper Energy Partners LP	$151,673	$57,939	$(192,304)

Net income (loss) attributable to common limited partner units:
Basic	$2.00	$0.85	$(2.84)
Diluted	$2.00	$0.85	$(2.84)
Weighted average number of common limited partner units outstanding:
Basic	75,612	68,319	67,686
Diluted	75,679	68,391	67,686

See accompanying notes to consolidated financial statements.

Viper Energy Partners LP
Statement of Consolidated Unitholders’ Equity

	Limited Partners				General Partner	Non-Controlling Interest
	Common		Class B		Amount	Amount
	Units	Amount	Units	Amount			Total
	(In thousands)
Balance at December 31, 2019	67,806	$929,116	90,710	$1,130	$889	$1,254,285	$2,185,420
Unit-based compensation	—	1,272	—	—	—	—	1,272
Vesting of restricted stock units	56	—	—	—	—	—	—
Distribution equivalent rights payments	—	(44)		—	—	—	(44)
Distributions to public	—	(45,630)	—	—	—	—	(45,630)
Distributions to Diamondback	—	(498)	—	(99)	—	(61,685)	(62,282)
Distributions to General Partner	—	—	—	—	(80)	—	(80)
Change in ownership of consolidated subsidiaries, net	—	(34,087)	—	—	—	34,087	—
Cash paid for tax withholding on vested common units	—	(384)		—	—	—	(384)
Repurchased units as part of unit buyback	(2,045)	(24,026)		—	—	—	(24,026)
Net income (loss)	—	(192,304)	—	—	—	(1,109)	(193,413)
Balance at December 31, 2020	65,817	633,415	90,710	1,031	809	1,225,578	1,860,833
Unit-based compensation	—	1,172	—	—	—	—	1,172
Common units issued for acquisition	15,250	336,872	—	—	—	—	336,872
Vesting of restricted stock units	92	—	—	—	—	—	—
Distribution equivalent rights payments	—	(193)	—	—	—	—	(193)
Distributions to public	—	(75,749)	—	—	—	—	(75,749)
Distributions to Diamondback	—	(803)	—	(100)	—	(99,782)	(100,685)
Distributions to General Partner	—	—	—	—	(80)	—	(80)
Change in ownership of consolidated subsidiaries, net	—	(93,473)	—	—	—	93,473	—
Cash paid for tax withholding on vested common units	—	(20)	—	—	—	—	(20)
Repurchased units as part of unit buyback	(2,613)	(45,999)	—	—	—	—	(45,999)
Net income (loss)	—	57,939	—	—	—	198,738	256,677
Balance at December 31, 2021	78,546	813,161	90,710	931	729	1,418,007	2,232,828
Unit-based compensation	—	1,304	—	—	—	—	1,304
Vesting of restricted stock units	79	—	—	—	—	—	—
Distribution equivalent rights payments	—	(365)	—	—	—	—	(365)
Distributions to public	—	(182,470)	—	—	—	—	(182,470)
Distributions to Diamondback	—	(1,785)	—	(99)	—	(232,219)	(234,103)
Distributions to General Partner	—	—	—	—	(80)	—	(80)
Change in ownership of consolidated subsidiaries, net	—	58,253	—	—	—	(58,253)	—
Repurchased units as part of unit buyback	(5,395)	(150,593)	—	—	—	—	(150,593)
Net income (loss)	—	151,673	—	—	—	503,331	655,004
Balance at December 31, 2022	73,230	$689,178	90,710	$832	$649	$1,630,866	$2,321,525

See accompanying notes to consolidated financial statements.

Viper Energy Partners LP
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$655,004	$256,677	$(193,413)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for (benefit from) deferred income taxes	(49,656)	—	142,466
Depletion	121,071	102,987	100,501
Impairment	—	—	69,202
(Gain) loss on derivative instruments, net	18,138	69,409	63,591
Net cash receipts (payments) on derivatives	(31,319)	(92,585)	(36,998)
(Gain) loss on revaluation of investment	—	—	8,556
Other	5,070	4,710	3,589
Changes in operating assets and liabilities:
Royalty income receivable	(13,089)	(36,358)	25,879
Royalty income receivable—related party	(4,116)	(146)	8,578
Accounts payable and accrued liabilities	151	2,744	5,023
Accounts payable—related party	306	—	(150)
Other	(1,764)	(324)	(268)
Net cash provided by (used in) operating activities	699,796	307,114	196,556
Cash flows from investing activities:
Acquisitions of oil and natural gas interests	(62,931)	(281,176)	(65,678)
Proceeds from sale of oil and natural gas interests	111,702	—	38,594
Other	(1,200)	—	10,801
Net cash provided by (used in) investing activities	47,571	(281,176)	(16,283)
Cash flows from financing activities:
Proceeds from borrowings under credit facility	272,000	330,000	104,000
Repayment on credit facility	(424,000)	(110,000)	(116,500)
Repayment of senior notes	(48,963)	—	(19,697)
Repurchased units as part of unit buyback	(150,593)	(45,999)	(24,026)
Distributions to public	(182,835)	(75,942)	(45,674)
Distributions to Diamondback	(234,103)	(100,685)	(62,282)
Other	(142)	(2,985)	(575)
Net cash provided by (used in) financing activities	(768,636)	(5,611)	(164,754)
Net increase (decrease) in cash and cash equivalents	(21,269)	20,327	15,519
Cash, cash equivalents and restricted cash at beginning of period	39,448	19,121	3,602
Cash, cash equivalents and restricted cash at end of period	$18,179	$39,448	$19,121

Supplemental disclosure of cash flow information:
Interest paid	$36,868	$30,784	$33,121
Cash paid (received) for income taxes	$16,990	$1,050	$—
Supplemental disclosure of non—cash transactions:
Common units issued for acquisition	$—	$336,872	$—

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

As of December 31, 2022, Viper Energy Partners GP LLC (the “General Partner”) held a 100% general partner interest in the Partnership and Diamondback Energy, Inc. (“Diamondback”) beneficially owned approximately 56% of the Partnership’s total limited partner units outstanding. Diamondback owns and controls the General Partner.

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

The Partnership evaluates these estimates on an ongoing basis, using historical experience, consultation with experts and other methods the Partnership considers reasonable in each particular circumstance. Nevertheless, actual results may differ significantly from the Partnership’s estimates. Any effects on the Partnership’s business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. Significant items subject to such estimates and assumptions include, estimates of proved oil and natural gas reserves and related present value estimates of future net cash flows therefrom, the carrying value of oil and natural gas interests, estimates of third party operated royalty income related to expected sales volumes and prices, the recoverability of costs of unevaluated properties, the fair value determination of assets and liabilities, including those acquired by the Partnership, fair value estimates of commodity derivatives and estimates of income taxes, including deferred tax valuation allowances.

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

Viper Energy Partners LP
Notes to Consolidated Financial Statements - (Continued)

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

Accounts receivable are stated at amounts due from purchasers, net of an allowance for expected losses as estimated by the Partnership when collection is deemed doubtful. Accounts receivable outstanding longer than the contractual payment terms are considered past due. The Partnership determines its allowance utilizing the loss-rate method, which considers a number of factors, including the Partnership’s previous loss history, the debtor’s current ability to pay its obligation to the Partnership, the condition of the general economy and the industry as a whole. The Partnership writes off specific accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for expected losses. At December 31, 2022 and December 31, 2021, the Partnership’s allowance for expected losses was immaterial.

Derivative Instruments

The Partnership is required to recognize its derivative instruments on the consolidated balance sheets as assets or liabilities at fair value with such amounts classified as current or long-term based on their anticipated settlement dates. The accounting for the changes in fair value of a derivative depends on the intended use of the derivative and resulting designation. The Partnership has not designated its derivative instruments as hedges for accounting purposes and, as a result, marks its derivative instruments to fair value and recognizes the cash and non-cash change in fair value on derivative instruments for each period in the consolidated statements of operations under the caption “Gain (loss) on derivative instruments, net.”

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

Viper Energy Partners LP
Notes to Consolidated Financial Statements - (Continued)
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

Oil and Natural Gas Properties

The Partnership uses the full cost method of accounting for its oil and natural gas properties. Under this method, all acquisition, exploration and development costs, including certain internal costs, are capitalized and amortized on a composite unit of production method based on proved oil, natural gas liquids and natural gas reserves. All internal costs not directly associated with exploration and development activities were charged to expense as they were incurred. Sales of oil and natural gas properties, whether or not being amortized currently, are accounted for as adjustments of capitalized costs, with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil, natural gas liquids and natural gas. At December 31, 2022 and 2021, the Partnership’s oil and natural gas properties consist solely of mineral interests in oil and natural gas properties.

Depletion of evaluated oil and natural gas properties is computed on the units of production method, whereby capitalized costs are amortized over total proved reserves. The average depletion rate per barrel equivalent unit of production was $9.86, $10.04 and $10.34 for the years ended December 31, 2022, 2021 and 2020, respectively. Depletion for oil and natural gas properties was $121.1 million, $103.0 million and $100.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

Costs associated with unevaluated properties are excluded from the full cost pool until the Partnership has made a determination as to the existence of proved reserves. The Partnership assesses all items classified as unevaluated property at least annually for possible impairment. The Partnership assesses properties on an individual basis or as a group if properties are individually insignificant. The assessment includes consideration of the following factors, among others: intent of the operator to drill; remaining lease term with the current operator; geological and geophysical evaluations; drilling results and activity; the assignment of proved reserves; and the economic viability of development if proved reserves are assigned. During any period in which these factors indicate an impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to amortization.

Debt Issuance Costs

Other assets include capitalized costs related to the credit facility of $9.7 million and $9.6 million, and accumulated amortization of those costs over the term of the credit agreement of $9.5 million and $6.8 million as of December 31, 2022, and 2021, respectively.

Viper Energy Partners LP
Notes to Consolidated Financial Statements - (Continued)
Long-term debt includes insignificant capitalized costs related to the Partnership’s 5.375% senior notes due 2027 (the “Notes”). The costs associated with the Notes are being netted against the Notes balances and amortized over the term of the Notes using the effective interest method. See Note 6—Debt for further details.

Related Party Transactions

During the year ended December 31, 2022, Diamondback, either directly or through its consolidated subsidiaries, paid the Partnership $23.4 million of lease bonus income primarily related to lease ratification and certain leases acquired in the Swallowtail Acquisition. During the year ended December 31, 2021, Diamondback, either directly or through its consolidated subsidiaries, paid the Partnership $1.3 million of lease bonus income related to two new leases.

Accrued Liabilities

The Company’s accrued liabilities are financial instruments for which the carrying value approximates fair value.

Accrued liabilities consist of the following at December 31, 2022, and 2021:

	December 31,
	2022	2021
	(In thousands)
Interest payable	$3,972	$4,430
Ad valorem taxes payable	12,492	6,201
Derivatives instruments payable	1,684	8,879
Other	1,452	999
Total accrued liabilities	$19,600	$20,509

Concentrations

The Partnership is subject to risk resulting from the concentration of the Partnership’s royalty income in producing oil and natural gas properties and receivables with several significant purchasers. For the year ended December 31, 2022, two purchasers each accounted for more than 10% of royalty income: Shell Trading (US) Company (14%) and Vitol Midstream Pipeline LLC (14%). For the year ended December 31, 2021, three purchasers each accounted for more than 10% of royalty income: Trafigura Trading LLC (17%), Shell Trading (US) Company (16%) and Vitol Midstream Pipeline LLC (12%). For the year ended December 31, 2020, four purchasers each accounted for more than 10% of royalty interest revenue: Trafigura Trading LLC (23%), Vitol Midstream Pipeline LLC (14%), Shell Trading (US) Company (13%) and Concho Resources (11%). The Partnership does not require collateral and does not believe the loss of any single purchaser would materially impact the Partnership’s operating results, as crude oil and natural gas are fungible products with well-established markets and numerous purchasers.

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

The Partnership is continuing its practice of recognizing interest and penalties related to income tax matters as interest expense and general and administrative expenses, respectively. During the years ended December 31, 2022, 2021 and 2020, there was no interest or penalties associated with uncertain tax positions recognized in the Partnership’s consolidated financial statements. See Note 9—Income Taxes for further details.

Viper Energy Partners LP
Notes to Consolidated Financial Statements - (Continued)
Non-controlling Interest

Non-controlling interest in the accompanying consolidated financial statements represents Diamondback’s ownership in the net assets of the Operating Company. When Diamondback’s relative ownership interest in the Operating Company changes, adjustments to non-controlling interest and common unitholder equity, tax effected, will occur. Because these changes in the Partnership’s ownership interest in the Operating Company did not result in a change of control, the transactions were accounted for as equity transactions under ASC Topic 810, “Consolidation.” This guidance requires that any differences between the carrying value of the Partnership’s basis in the Operating Company and the fair value of the consideration received are recognized directly in equity and attributed to the controlling interest. See Note 7—Unitholders' Equity and Distributions for further discussion of changes in ownership interest.

Recent Accounting Pronouncements

Recently Adopted Pronouncements

In December 2022, the FASB issued ASU 2022-06, "Reference Rate Reform (Topic 848) – Deferral of the Sunset Date of Topic 848.” This update extended the use of the optional expedient through December 31, 2024. The Company adopted this update effective December 31, 2022. The adoption of this update did not have a material impact on its financial position, results of operations or liquidity.

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

For the years ended December 31, 2022, 2021 and 2020, any revenues recognized in the current reporting period for performance obligations satisfied in prior reporting periods was not material.

The following table disaggregates the Partnership’s total royalty income by product type:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Oil income	$667,281	$397,513	$217,859
Natural gas income	83,149	49,197	9,024
Natural gas liquids income	87,546	54,824	20,098
Total royalty income	$837,976	$501,534	$246,981

4.    ACQUISITIONS AND DIVESTITURES

2022 Activity

Acquisitions

During the year ended December 31, 2022, in individually insignificant transactions, the Partnership acquired from unrelated third-party sellers mineral and royalty interests representing 375 net royalty acres in the Permian Basin for an aggregate net purchase price of approximately $65.9 million, including certain customary closing adjustments. The Partnership funded these acquisitions with cash on hand and borrowings under the Operating Company’s revolving credit facility.

Viper Energy Partners LP
Notes to Consolidated Financial Statements - (Continued)

Divestitures

In the first quarter of 2022, the Partnership divested 325 net royalty acres of third party operated acreage located entirely in Upton and Reagan counties in the Midland Basin for an aggregate net sales price of $29.3 million, including customary closing adjustments.

In the third quarter of 2022, the Partnership divested 93 net royalty acres of third party operated acreage located entirely in Loving county in the Delaware Basin for an aggregate net sales price of $29.9 million, including customary closing adjustments.

In the fourth quarter of 2022, the Partnership divested its entire position in the Eagle Ford Shale consisting of 681 net royalty acres of third party operated acreage for an aggregate net sales price of $53.8 million, including certain customary closing adjustments.

2021 Acquisitions

Swallowtail Acquisition

On October 1, 2021, the Partnership and the Operating Company acquired certain mineral and royalty interests from Swallowtail Royalties LLC and Swallowtail Royalties II LLC (the “Swallowtail entities”) pursuant to a definitive purchase and sale agreement for approximately 15.25 million common units and approximately $225.3 million in cash (the “Swallowtail Acquisition”). The mineral and royalty interests acquired in the Swallowtail Acquisition represent 2,313 net royalty acres primarily in the Northern Midland Basin, of which 62% are operated by Diamondback. The Swallowtail Acquisition had an effective date of August 1, 2021. The cash portion of this transaction was funded through a combination of cash on hand and approximately of $190.0 million borrowings under the Operating Company’s revolving credit facility.

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

Viper Energy Partners LP
Notes to Consolidated Financial Statements - (Continued)
5.    OIL AND NATURAL GAS INTERESTS

Oil and natural gas interests include the following:

	December 31,
	2022	2021
	(In thousands)
Oil and natural gas interests:
Subject to depletion	$2,167,598	$1,873,418
Not subject to depletion	1,297,221	1,640,172
Gross oil and natural gas interests	3,464,819	3,513,590
Accumulated depletion and impairment	(720,234)	(599,163)
Oil and natural gas interests, net	2,744,585	2,914,427
Land	5,688	5,688
Property, net of accumulated depletion and impairment	$2,750,273	$2,920,115

Balance of costs not subject to depletion:
Incurred in 2022	$37,456
Incurred in 2021	478,747
Incurred in 2020	55,041
Prior	725,977
Total not subject to depletion	$1,297,221

As of December 31, 2022 and December 31, 2021, the Partnership had mineral and royalty interests representing 26,315 and 27,027 net royalty acres, respectively.

Costs associated with unevaluated properties are excluded from the full cost pool until a determination as to the existence of proved reserves can be made. The inclusion of the Partnership’s unevaluated costs into the amortization base is expected to be completed within eight to ten years.

Based on the results of the quarterly ceiling tests, the Partnership was not required to record an impairment on our proved oil and natural gas interests for the years ended December 31, 2022 and 2021, respectively. The Partnership recorded an impairment expense of $69.2 million as a result of the decline in commodity prices for the year ended December 31, 2020. In addition to commodity prices, the Partnership’s production rates, levels of proved reserves, transfers of unevaluated properties and other factors will determine its actual ceiling test limitations and impairment analysis in future periods. If the trailing 12-month commodity prices were to fall as compared to the commodity prices used in prior quarters, the Partnership will have write-downs in subsequent quarters, which may be material.

6.    DEBT

Long-term debt consisted of the following as of the dates indicated:

	December 31,
	2022	2021
	(In thousands)
5.375% senior unsecured notes due 2027	$430,350	$479,938
Revolving credit facility	152,000	304,000
Unamortized debt issuance costs	(1,306)	(1,757)
Unamortized discount	(4,149)	(5,454)
Total long-term debt	$576,895	$776,727

Viper Energy Partners LP
Notes to Consolidated Financial Statements - (Continued)
Repurchases of Notes

During the year ended December 31, 2022, the Partnership repurchased an aggregate $49.6 million principal amount of the outstanding Notes for total cash consideration of $49.0 million, which resulted in an immaterial loss on extinguishment of debt after including accrued interest and the write-off of related unamortized costs. The Partnership funded the debt repurchases through a combination of cash on hand and borrowings under the Operating Company’s revolving credit facility.

The Operating Company’s Revolving Credit Facility

The Operating Company, as borrower, and the Partnership, as parent guarantor, maintain a credit agreement, as amended, which provides for a maximum credit amount of $2.0 billion and a borrowing base of $580.0 million. As of December 31, 2022, the Operating Company had elected a commitment amount of $500.0 million, with $152.0 million of outstanding borrowings and $348.0 million available for future borrowings under the Operating Company’s revolving credit facility. For the years ended December 31, 2022, 2021 and 2020, the weighted average interest rate on borrowings under the Operating Company’s revolving credit facility was 4.22%, 2.35%, and 2.20%, respectively.

On November 18, 2022, the Operating Company entered into the ninth amendment to the existing credit agreement, which, among other things, (i) maintained the maximum amount of the revolving credit facility at $2.0 billion, (ii) reaffirmed the borrowing base of $580.0 million based on the Operating Company’s oil and natural gas reserves and other factors, (iii) maintained the Operating Company’s ability to elect a commitment amount that is less than its borrowing base as determined by the lenders, and (iv) replaced the London interbank offered rate benchmark with the secured overnight financing rate (“SOFR”).

The outstanding borrowings under the credit agreement bear interest at a rate elected by the Operating Company that is equal to (i) term SOFR plus 0.10% (“Adjusted Term SOFR”) or (ii) an alternate base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.50%, and 1-month Adjusted Term SOFR plus 1.00%), in each case plus the applicable margin. The applicable margin ranges from 1.00% to 2.00% per annum in the case of the alternative base rate and from 2.00% to 3.00% per annum in the case of Adjusted Term SOFR, in each case depending on the amount of the loans outstanding in relation to the commitment, which is calculated using the least of the maximum credit amount, the aggregate elected commitment amount and the borrowing base. The Operating Company is obligated to pay a quarterly commitment fee ranging from 0.375% to 0.500% per year on the unused portion of the commitment. The credit agreement is secured by substantially all the assets of the Partnership and the Operating Company. The Partnership applied the optional expedient in ASU 2020-04, “Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting” for this contract modification, which did not have an impact on its financial position, results of operations or liquidity.

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

As of December 31, 2022, the Operating Company was in compliance with all financial maintenance covenants under its credit agreement.

7.    UNITHOLDERS’ EQUITY AND DISTRIBUTIONS

The Partnership has General Partner and limited partner units. At December 31, 2022, the Partnership had a total of 73,229,645 common units issued and outstanding and 90,709,946 Class B units issued and outstanding, of which 731,500 common units and 90,709,946 Class B units were beneficially owned by Diamondback, representing approximately 56% of the Partnership’s total units outstanding. Diamondback also beneficially owns 90,709,946 Operating Company units, representing a 55% non-controlling ownership interest in the Operating Company. The Operating Company units and the Partnership’s Class B units beneficially owned by Diamondback are exchangeable from time to time for the Partnership’s common units (that is, one Operating Company unit and one Partnership Class B unit, together, will be exchangeable for one Partnership common unit).

Viper Energy Partners LP
Notes to Consolidated Financial Statements - (Continued)
Common Unit Repurchase Program

The board of directors of the Partnership’s General Partner has approved a common unit repurchase program to acquire up to $750.0 million of the Partnership’s outstanding common units over an indefinite period of time. The Partnership intends to purchase common units under the repurchase program opportunistically with funds from cash on hand, free cash flow from operations and potential liquidity events such as the sale of assets. This repurchase program may be suspended from time to time, modified, extended or discontinued by the board of directors of the Partnership’s General Partner at any time. During the years ended December 31, 2022, 2021 and 2020, the Partnership repurchased approximately $150.6 million, $46.0 million, and $24.0 million of common units under the repurchase program, respectively. As of December 31, 2022, $529.4 million remains available for use under the repurchase program.

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

The following table summarizes the changes in common unitholder equity due to changes in ownership interest during the period:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Net income (loss) attributable to the Partnership	$151,673	$57,939	$(192,304)
Change in ownership of consolidated subsidiaries	58,253	(93,473)	(34,087)
Change from net income (loss) attributable to the Partnership's unitholders and transfers to non-controlling interest	$209,926	$(35,534)	$(226,391)

Cash Distributions

The board of directors of the General Partner has established a distribution policy, as amended, whereby the Operating Company distributes all or a portion of its available cash on a quarterly basis to its unitholders (including Diamondback and the Partnership). The Partnership in turn distributes all or a portion of the available cash it receives from the Operating Company to its common unitholders. The Partnership’s available cash and the available cash of the Operating Company for each quarter is determined by the board of directors of the General Partner following the end of such quarter. The cash available for distribution by the Operating Company, a non-GAAP measure, generally equals the Partnership’s consolidated Adjusted EBITDA for the applicable quarter, less cash needed for income taxes payable, debt service, contractual obligations, fixed charges and reserves for future operating or capital needs that the board of directors of the General Partner deems necessary or appropriate, lease bonus income, distribution equivalent rights payments and preferred distributions, if any. The Partnership’s cash available for distribution for each quarter generally equals the Partnership’s proportional share of the cash distributed by the Operating Company for the quarter, less cash needed by the Partnership for the payment of income taxes, if any, and the preferred distribution. Further, in July 2022, the board of directors of the General Partner approved a distribution policy, effective with the Partnership’s distribution payable for the third quarter of 2022, consisting of a base and variable distribution, that takes into account capital returned to unitholders via our common unit repurchase program. The board of directors updated the distribution policy in November 2022, providing that lease bonus payments and other similar, one-time, non-recurring payments will be excluded from the calculation of the Partnership’s and the Operating Company’s available cash.

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

Viper Energy Partners LP
Notes to Consolidated Financial Statements - (Continued)
The following table presents information regarding cash distributions paid during the years ended December 31, 2022, 2021 and 2020 (in thousands, except for per share amounts):

Period	Amount per Operating Company Unit	Operating Company Distributions to Diamondback	Amount per Common Unit	Common Unitholders(1)	Declaration Date	Unitholder Record Date	Payment Date
Q4 2019	$0.45	$40,819	$0.45	$30,543	February 7, 2020	February 21, 2020	February 28, 2020
Q1 2020	$0.10	$9,074	$0.10	$6,790	April 30, 2020	May 14, 2020	May 21, 2020
Q2 2020	$0.03	$2,720	$0.03	$2,034	July 29, 2020	August 13, 2020	August 20, 2020
Q3 2020	$0.10	$9,072	$0.10	$6,805	October 28, 2020	November 12, 2020	November 19, 2020
Q4 2020	$0.14	$12,699	$0.14	$9,162	February 19, 2021	March 4, 2021	March 11, 2021
Q1 2021	$0.25	$22,678	$0.25	$16,230	April 27, 2021	May 13, 2021	May 20, 2021
Q2 2021	$0.33	$29,936	$0.33	$21,235	July 28, 2021	August 12, 2021	August 19, 2021
Q3 2021	$0.38	$34,469	$0.38	$30,118	October 27, 2021	November 11, 2021	November 18, 2021
Q4 2021	$0.47	$42,634	$0.47	$36,238	February 16, 2022	March 4, 2022	March 11, 2022
Q1 2022	$0.70	$63,497	$0.67	$51,680	April 27, 2022	May 12, 2022	May 19, 2022
Q2 2022	$0.87	$78,918	$0.81	$60,626	July 26, 2022	August 16, 2022	August 23, 2022
Q3 2022	$0.52	$47,170	$0.49	$36,076	November 3, 2022	November 17, 2022	November 25, 2022
(1)Includes amounts paid to Diamondback for the 731,500 common units beneficially owned by Diamondback and distribution equivalent rights payments.

Cash distributions will be made to the common unitholders of record on the applicable record date, generally within 60 days after the end of each quarter.

Allocation of Net Income

The Partnership, as managing member of the Operating Company, had an agreement, as amended on December 28, 2021, whereby special allocations of the Operating Company’s income and gains over losses and deductions (but before depletion) were made to Diamondback through December 31, 2022. These special income allocations reduced the taxable income allocated to the Partnership’s common unitholders during the reporting periods.

8.    EARNINGS PER COMMON UNIT

The net income (loss) per common unit on the consolidated statements of operations is based on the net income (loss) attributable to the Partnership’s common units for the years ended December 31, 2022, 2021 and 2020. The Partnership’s net income (loss) is allocated wholly to the common units, as the General Partner does not have an economic interest. Payments made to the Partnership’s unitholders are determined in relation to the cash distribution policy described in Note 7—Unitholders' Equity and Distributions.

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

Viper Energy Partners LP
Notes to Consolidated Financial Statements - (Continued)
A reconciliation of the components of basic and diluted earnings per common unit is presented in the table below:

	Year Ended December 31,
	2022	2021	2020
	(In thousands, except per unit amounts)
Net income (loss) attributable to the period	$151,673	$57,939	$(192,304)
Less: net income (loss) allocated to participating securities(1)	365	193	44
Net income (loss) attributable to common unitholders	$151,308	$57,746	$(192,348)
Weighted average common units outstanding:
Basic weighted average common units outstanding	75,612	68,319	67,686
Effect of dilutive securities:
Potential common units issuable(2)	67	72	—
Diluted weighted average common units outstanding	75,679	68,391	67,686
Net income (loss) per common unit, basic	$2.00	$0.85	$(2.84)
Net income (loss) per common unit, diluted	$2.00	$0.85	$(2.84)
(1)    Restricted stock units with non-forfeitable distribution equivalent rights granted to employees are considered participating securities.
(2)    For the year ended December 31, 2022, no significant potential common units were excluded from the computation of diluted earnings per common unit because their inclusion would have been anti-dilutive. For the year ended December 31, 2021, 10,160 potential common units were excluded from the computation of diluted earnings per common unit because their inclusion would have been anti-dilutive. For the year ended December 31, 2020, no potential common units were included in the computation of diluted earnings per common unit because their inclusion would have been anti-dilutive as a result of recording a net loss attributable to the common unitholders for the period.

9.    INCOME TAXES

The Partnership’s total income tax benefit and expense for the years ended December 31, 2022 and 2021, respectively, differed from amounts computed by applying the United States federal statutory tax rate to pre-tax income for the period primarily due to net income attributable to the non-controlling interest and the impact of a reduction to its valuation allowance in 2022 and maintaining a valuation allowance on the Partnership’s deferred tax assets in 2021. For the year ended December 31, 2020, total income tax expense differed from amounts computed by applying the United States federal statutory rate to pre-tax loss for the period primarily due to net loss attributable to the non-controlling interest and the impact of recording a valuation allowance on the Partnership’s deferred tax assets.

The components of the provision for income taxes and effective tax rates for the years ended December 31, 2022, 2021 and 2020 are as follows:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Current income tax provision (benefit):
Federal	$15,929	$1,218	$—
State	1,074	303	—
Total current income tax provision (benefit)	17,003	1,521	—
Deferred income tax provision (benefit):
Federal	(49,656)	—	142,466
State	—	—	—
Total deferred income tax provision (benefit)	(49,656)	—	142,466
Total provision (benefit) from income taxes	$(32,653)	$1,521	$142,466

Effective tax rates	(5.2)%	0.6%	(279.6)%

Viper Energy Partners LP
Notes to Consolidated Financial Statements - (Continued)
A reconciliation of the statutory federal income tax amount to the recorded expense is as follows:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Income tax expense (benefit) at the federal statutory rate (21%)	$130,694	$54,221	$(10,699)
Impact of nontaxable noncontrolling interest	(105,699)	(41,735)	233
State income tax expense (benefit), net of federal tax effect	846	262	—
Change in valuation allowance	(58,443)	(11,175)	152,898
Other, net	(51)	(52)	34
Provision for (benefit from) income taxes	$(32,653)	$1,521	$142,466

The components of the Partnership’s deferred tax assets and liabilities as of December 31, 2022 and 2021 are as follows:

	Year Ended December 31,
	2022	2021
	(In thousands)
Deferred tax assets:
Net operating loss and capital loss carryforwards	$70	$6,014
Investment in the Operating Company	148,003	163,065
Total deferred tax assets	148,073	169,079
Valuation allowance	(98,417)	(169,079)
Net deferred tax assets	49,656	—
Net deferred tax assets (liabilities)	$49,656	$—

At December 31, 2022, the Partnership has net deferred tax assets of approximately $49.7 million, including federal capital loss carryforwards expiring in 2026-2027 of approximately $0.1 million, and immaterial state operating loss carryforwards. Deferred taxes are provided on the difference between the Partnership’s basis for financial accounting purposes and basis for federal income tax purposes in its investment in the Operating Company.

During the year ended December 31, 2022, the Partnership recognized discrete income tax benefit of $49.7 million related to a partial release of its beginning-of-the-year valuation allowance, based on a change in judgment about the realizability of its deferred tax assets in future years.

At December 31, 2021, the Partnership had a full valuation allowance against its deferred tax assets, based on its assessment of all available evidence, both positive and negative, supporting realizability of the Partnership’s deferred tax assets.

The Partnership principally operates in the state of Texas. For the years ended December 31, 2022 and 2021, the Partnership recognized $1.1 million and $0.3 million, respectively, in state income tax expense primarily for its share of Texas margin tax attributable to the Partnership’s results which are included in a combined tax return filed by Diamondback. At December 31, 2022, the Partnership did not have any significant uncertain tax positions requiring recognition in the financial statements. The Partnership’s 2018 through 2022 tax years remain open to examination by tax authorities.

The CHIPS and Science Act of 2022 (“CHIPS”) was enacted on August 9, 2022, and the Inflation Reduction Act of 2022 (“IRA”) was enacted on August 16, 2022, which imposes a 15% corporate alternative minimum tax on the “adjusted financial statement income” of certain large corporations (generally, corporations reporting at least $1 billion average adjusted pre-tax net income on their consolidated financial statements) as well as an excise tax of 1% on the fair market value of certain public company stock/unit repurchases for tax years beginning after December 31, 2022, and included several other provisions applicable to U.S. income taxes for corporations. The Partnership considered the impact of this legislation in the period of enactment and concluded there was not a material impact to the Partnership’s current or deferred income tax balances.

Viper Energy Partners LP
Notes to Consolidated Financial Statements - (Continued)
10.    DERIVATIVES

During 2022, the Partnership used fixed price swap contracts, fixed price basis swap contracts and costless collars with corresponding put and call options to reduce price volatility associated with certain of its royalty income. At December 31, 2022, the Partnership has puts and fixed price basis swap contracts outstanding.

The Partnership’s put contracts for oil are based upon reported settlement prices based on New York Mercantile Exchange West Texas Intermediate (“Cushing WTI”). The Partnership’s fixed price basis swaps for oil are for the spread between the Cushing WTI crude oil price and the Midland WTI crude oil price. The Partnership’s fixed price basis swaps for natural gas are for the spread between the Waha Hub natural gas price and the Henry Hub natural gas price. The weighted average differential represents the amount of reduction to the Cushing WTI oil price and the Waha Hub natural gas price for the notional volumes covered by the basis swap contracts.

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

As of December 31, 2022, the Partnership had the following outstanding derivative contracts. When aggregating multiple contracts, the weighted average contract price is disclosed.

					Swaps		Collars		Puts
Settlement Month	Settlement Year	Type of Contract	Bbls/Mcf Per Day	Index	Weighted Average Differential	Weighted Average Fixed Price	Weighted Average Floor Price	Weighted Average Ceiling Price	Strike Price
OIL
Jan. - Mar.	2023	Puts(1)	12,000	WTI Cushing	$—	$—	$—	$—	$54.50
Apr. - Jun.	2023	Puts(2)	8,000	WTI Cushing	$—	$—	$—	$—	$55.00
Jan. - Dec.	2023	Basis Swaps	4,000	Argus WTI Midland	$1.05	$—	$—	$—	$—
NATURAL GAS
Jan. - Dec.	2023	Basis Swaps	30,000	Waha Hub	$(1.33)	$—	$—	$—	$—
Jan. - Dec.	2024	Basis Swaps	20,000	Waha Hub	$(1.23)	$—	$—	$—	$—
(1) Includes a deferred premium at a weighted average price of $1.82/Bbl.
(2) Includes a deferred premium at a weighted average price of $1.79/Bbl.

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

Viper Energy Partners LP
Notes to Consolidated Financial Statements - (Continued)
Gains and Losses on Derivative Instruments

The following table summarizes the gains and losses on derivative instruments included in the consolidated statements of operations and the net cash receipts (payments) on derivatives for the periods presented:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Gain (loss) on derivative instruments	$(18,138)	$(69,409)	$(63,591)
Net cash receipts (payments) on derivatives(1)	$(31,319)	$(92,585)	$(36,998)
(1)The year ended December 31, 2022 includes cash paid on commodity contracts terminated prior to their contractual maturity of $6.6 million.

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

Viper Energy Partners LP
Notes to Consolidated Financial Statements - (Continued)
The following table provides (i) fair value measurement information for financial assets and liabilities measured at fair value on a recurring basis, (ii) the gross amounts of recognized derivative assets and liabilities, (iii) the amounts offset under master netting arrangements with counterparties, and (iv) the resulting net amounts presented in the Partnership’s consolidated balance sheets as of December 31, 2022 and December 31, 2021. The net amounts are classified as current or noncurrent based on their anticipated settlement dates.

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total Gross Fair Value	Gross Amounts Offset in Balance Sheet	Net Fair Value Presented in Balance Sheet
	(In thousands)
Assets:
Current:
Derivative instruments	$—	$13,296	$—	$13,296	$(3,968)	$9,328
Non-current:
Derivative instruments	$—	$1,911	$—	$1,911	$(1,469)	$442
Liabilities:
Current:
Derivative instruments	$—	$3,968	$—	$3,968	$(3,968)	$—
Non-current:
Derivative instruments	$—	$1,476	$—	$1,476	$(1,469)	$7

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total Gross Fair Value	Gross Amounts Offset in Balance Sheet	Net Fair Value Presented in Balance Sheet
	(In thousands)
Assets:
Current:
Derivative instruments	$—	$1,921	$—	$1,921	$(1,921)	$—
Liabilities:
Current:
Derivative instruments	$—	$5,338	$—	$5,338	$(1,921)	$3,417

Assets and Liabilities Not Recorded at Fair Value

The following table provides the fair value of financial instruments that are not recorded at fair value in the consolidated balance sheets:

	December 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Debt:
Revolving credit facility	$152,000	$152,000	$304,000	$304,000
5.375% senior notes due 2027(1)	$424,895	$411,634	$472,727	$498,992
(1) The carrying value includes associated deferred loan costs and any discount.

The fair value of the Operating Company’s revolving credit facility approximates the carrying value based on borrowing rates available to the Partnership for bank loans with similar terms and maturities and is classified as Level 2 in the fair value hierarchy. The fair value of the Notes was determined using the December 31, 2022 quoted market price, a Level 1 classification in the fair value hierarchy.

Viper Energy Partners LP
Notes to Consolidated Financial Statements - (Continued)
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis in certain circumstances. These assets and liabilities can include mineral and royalty interests acquired in asset acquisitions and subsequent write-downs of our proved oil and natural gas interests to fair value when they are impaired or held for sale. See Note 2—Summary of Significant Accounting Policies and Note 5—Oil and Natural Gas Interests for further discussion of non-recurring fair value adjustments.

Fair Value of Financial Assets

The Partnership has other financial instruments consisting of cash and cash equivalents, royalty income receivable, other current assets, other assets, accounts payable and accrued liabilities. The carrying value of these instruments approximate their fair value because of the short-term nature of the instruments.

12.    COMMITMENTS AND CONTINGENCIES

The Partnership is a party to various routine legal proceedings, disputes and claims from time to time arising in the ordinary course of its business. While the ultimate outcome of any pending proceedings, disputes or claims, and any resulting impact on the Partnership, cannot be predicted with certainty, the Partnership’s management believes that none of these matters, if ultimately decided adversely, will have a material adverse effect on the Partnership’s financial condition, results of operations or cash flows. The Partnership’s assessment is based on information known about the pending matters and its experience in contesting, litigating and settling similar matters. Actual outcomes could differ materially from the Partnership’s assessment. The Partnership records reserves for contingencies related to outstanding legal proceedings, disputes or claims when information available indicates that a loss is probable and the amount of the loss can be reasonably estimated.

13.    SUBSEQUENT EVENTS

Cash Distribution

On February 15, 2023, the board of directors of the General Partner approved a cash distribution for the fourth quarter of 2022 of $0.49 per common unit, payable on March 10, 2023, to unitholders of record at the close of business on March 3, 2023. The distribution consists of a base quarterly distribution of $0.25 per common unit and a variable quarterly distribution of $0.24 per common unit.

14.    SUPPLEMENTAL INFORMATION ON OIL AND NATURAL GAS OPERATIONS (Unaudited)

The Partnership’s oil and natural gas reserves are attributable solely to properties within the United States.

Capitalized oil and natural gas costs

Aggregate capitalized costs related to oil and natural gas production activities with applicable accumulated depreciation, depletion and amortization are as follows:

	December 31,
	2022	2021
	(In thousands)
Oil and natural gas interests:
Proved	$2,167,598	$1,873,418
Unproved	1,297,221	1,640,172
Total oil and natural gas interests	3,464,819	3,513,590
Accumulated depletion and impairment	(720,234)	(599,163)
Net oil and natural gas interests capitalized	$2,744,585	$2,914,427

Viper Energy Partners LP
Notes to Consolidated Financial Statements - (Continued)
Costs incurred in oil and natural gas activities

Costs incurred in oil and natural gas property acquisition activities are as follows:

	December 31,
	2022	2021	2020
	(In thousands)
Acquisition costs:
Proved properties	$46,307	$138,882	$9,509
Unproved properties	16,624	479,041	56,169
Total	$62,931	$617,923	$65,678

Results of Operations from Oil and Natural Gas Producing Activities

Substantially all of the Partnership’s producing activities are from oil and natural gas activities and are included in the Consolidated Statements of Operations above.

Oil and Natural Gas Reserves

Proved oil and natural gas reserve estimates and their associated future net cash flows were prepared by our internal reservoir engineers and audited by Ryder Scott Company, L.P., independent petroleum engineers, as of December 31, 2022 and prepared by Ryder Scott as of December 31, 2021 and 2020. Proved reserves were estimated in accordance with guidelines established by the SEC, which require that reserve estimates be prepared under existing economic and operating conditions based upon the 12-month unweighted average of the first-day-of-the-month prices.

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

Viper Energy Partners LP
Notes to Consolidated Financial Statements - (Continued)
The changes in estimated proved reserves are as follows:

	Oil (MBbls)	Natural Gas (MMcf)	Natural Gas Liquids (MBbls)	Total (MBOE)
	(In thousands)
Proved Developed and Undeveloped Reserves:
As of December 31, 2019	54,420	95,774	18,564	88,946
Purchase of reserves in place	491	507	113	689
Extensions and discoveries	15,415	23,982	4,424	23,836
Revisions of previous estimates	(6,685)	11,043	763	(4,082)
Divestitures	(155)	(370)	(63)	(280)
Production	(5,956)	(11,486)	(1,848)	(9,718)
As of December 31, 2020	57,530	119,450	21,953	99,392
Purchase of reserves in place	5,246	9,549	2,264	9,102
Extensions and discoveries	17,256	39,256	7,182	30,981
Revisions of previous estimates	(4,544)	29,788	(1,339)	(918)
Divestitures	(180)	(681)	(114)	(409)
Production	(6,068)	(13,672)	(1,913)	(10,260)
As of December 31, 2021	69,240	183,690	28,033	127,888
Purchase of reserves in place	599	1,186	209	1,006
Extensions and discoveries	15,714	29,177	5,281	25,858
Revisions of previous estimates	1,453	15,248	4,483	8,477
Divestitures	(905)	(3,469)	(564)	(2,047)
Production	(7,097)	(15,868)	(2,540)	(12,282)
As of December 31, 2022	79,004	209,964	34,902	148,900

Proved Developed Reserves:
December 31, 2020	40,220	93,617	16,724	72,547
December 31, 2021	49,280	134,485	19,476	91,170
December 31, 2022	54,817	161,119	25,621	107,291

Proved Undeveloped Reserves:
December 31, 2020	17,310	25,833	5,229	26,845
December 31, 2021	19,960	49,205	8,557	36,718
December 31, 2022	24,187	48,845	9,281	41,609

Revisions represent changes in previous reserves estimates, either upward or downward, resulting from new information normally obtained from development drilling and production history or resulting from a change in economic factors, such as commodity prices, operating costs or development costs.

During the year ended December 31, 2022, the Partnership’s total extensions and discoveries of 25,858 MBOE resulted primarily from the drilling of 636 new wells and from 199 new proved undeveloped locations added. The Partnership’s total positive revisions of previous estimated quantities of 8,477 MBOE were due to positive revisions of 15,484 MBOE attributable to price and performance revisions which were largely offset by PUD downgrades of 7,007 MBOE. Total purchases of reserves in place of 1,006 MBOE resulted from multiple acquisitions of certain mineral and royalty interests.

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

The following table sets forth the standardized measure of discounted future net cash flows attributable to the Partnership’s proved oil and natural gas reserves as of December 31, 2022, 2021 and 2020:

	December 31,
	2022	2021	2020
	(In thousands)
Future cash inflows	$10,072,969	$5,763,433	$2,460,052
Future production taxes	(729,256)	(416,761)	(181,067)
Future income tax expense	(1,465,160)	(572,991)	(22,993)
Future net cash flows	7,878,553	4,773,681	2,255,992
10% discount to reflect timing of cash flows	(4,424,457)	(2,680,564)	(1,232,398)
Standardized measure of discounted future net cash flows	$3,454,096	$2,093,117	$1,023,594

The following table presents the weighted average first-day-of–the-month prices for oil, natural gas and natural gas liquids utilized in the computation of future cash inflows:

	December 31,
	2022	2021	2020
Oil (per Bbl)	$95.04	$64.87	$37.61
Natural gas (per Mcf)	$5.74	$2.97	$0.34
Natural gas liquids (per Bbl)	$38.95	$25.93	$11.65

Principal changes in the standardized measure of discounted future net cash flows attributable to the Partnership’s proved reserves are as follows:

	December 31,
	2022	2021	2020
	(In thousands)
Standardized measure of discounted future net cash flows at the beginning of the period	$2,093,117	$1,023,594	$1,318,388
Purchase of minerals in place	30,331	170,205	10,781
Divestiture of reserves	(30,076)	(4,402)	(3,481)
Sales of oil and natural gas, net of production costs	(781,604)	(468,976)	(227,137)
Extensions and discoveries	844,010	615,762	280,486
Net changes in prices and production costs	1,131,202	863,458	(465,582)
Revisions of previous quantity estimates	309,338	45,788	(87,614)
Net changes in income taxes	(393,652)	(243,186)	59,754
Accretion of discount	234,717	103,446	138,901
Net changes in timing of production and other	16,713	(12,572)	(902)
Standardized measure of discounted future net cash flows at the end of the period	$3,454,096	$2,093,117	$1,023,594