Form 10-Q
period 2023-03-31
Viper Energy Partners LP
filed 2023-05-03
CIK 1602065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2023
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

As of April 28, 2023, the registrant had outstanding 72,016,622 common units representing limited partner interests and 90,709,946 Class B units representing limited partner interests.

VIPER ENERGY PARTNERS LP
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2023

i

GLOSSARY OF OIL AND NATURAL GAS TERMS
The following is a glossary of certain oil and natural gas terms that are used in this Quarterly Report on Form 10-Q (this “report”):

Argus WTI Midland	Crude oil price index at the Permian Basin.
Basin	A large depression on the earth’s surface in which sediments accumulate.
Bbl or barrel	One stock tank barrel, or 42 U.S. gallons liquid volume, used in this report in reference to crude oil or other liquid hydrocarbons.
BO	One barrel of oil.
BO/d	BO per day.
BOE	One barrel of oil equivalent, with six thousand cubic feet of natural gas being equivalent to one barrel of oil.
BOE/d	BOE per day.
British Thermal Unit or Btu	The quantity of heat required to raise the temperature of one pound of water by one degree Fahrenheit.
Condensate	Liquid hydrocarbons associated with the production of a primarily natural gas reserve.
Horizontal wells	Wells drilled directionally horizontal to allow for development of structures not reachable through traditional vertical drilling mechanisms.
MBbls	Thousand barrels of crude oil or other liquid hydrocarbons.
MBOE	One thousand barrels of crude oil equivalent, determined using a ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.
Mcf	One thousand cubic feet of natural gas.
Mineral interests	The interests in ownership of the resource and mineral rights, giving an owner the right to profit from the extracted resources.
MMBtu	One million British Thermal Units.
MMcf	Million cubic feet of natural gas.
Net royalty acres	Net mineral acres multiplied by the average lease royalty interest and other burdens.
Oil and natural gas properties	Tracts of land consisting of properties to be developed for oil and natural gas resource extraction.
Operator	The individual or company responsible for the exploration and/or production of an oil or natural gas well or lease.
Prospect	A specific geographic area which, based on supporting geological, geophysical or other data and also preliminary economic analysis using reasonably anticipated prices and costs, is deemed to have potential for the discovery of commercial hydrocarbons.
Proved reserves	The estimated quantities of oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be commercially recoverable in future years from known reservoirs under existing economic and operating conditions.
Reserves	The estimated remaining quantities of oil and natural gas and related substances anticipated to be economically producible, as of a given date, by application of development projects to known accumulations. In addition, there must exist, or there must be a reasonable expectation that there will exist, the legal right to produce or a revenue interest in the production, installed means of delivering oil and natural gas or related substances to the market and all permits and financing required to implement the project. Reserves are not assigned to adjacent reservoirs isolated by major, potentially sealing, faults until those reservoirs are penetrated and evaluated as economically producible. Reserves should not be assigned to areas that are clearly separated from a known accumulation by a non-productive reservoir (i.e., absence of reservoir, structurally low reservoir or negative test results). Such areas may contain prospective resources (i.e., potentially recoverable resources from undiscovered accumulations).
Reservoir	A porous and permeable underground formation containing a natural accumulation of producible natural gas and/or crude oil that is confined by impermeable rock or water barriers and is separate from other reservoirs.
Royalty interest	An interest that gives an owner the right to receive a portion of the resources or revenues without having to carry any costs of development, which may be subject to expiration.
Spud	Commencement of actual drilling operations.
Waha Hub	West Texas natural gas index.
WTI	West Texas Intermediate.

GLOSSARY OF CERTAIN OTHER TERMS
The following is a glossary of certain other terms that are used in this report:

ASU	Accounting Standards Update.
Exchange Act	The Securities Exchange Act of 1934, as amended.
GAAP	Accounting principles generally accepted in the United States.
LTIP	Viper Energy Partners LP Long Term Incentive Plan.
NYMEX	New York Mercantile Exchange.
OPEC	Organization of the Petroleum Exporting Countries.
Operating Company	Viper Energy Partners LLC, a Delaware limited liability company and a consolidated subsidiary of Viper Energy Partners LP.
SEC	United States Securities and Exchange Commission.
SOFR	The secured overnight financing rate
Notes	The 5.375% Senior Notes due 2027 issued on October 16, 2019.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Various statements contained in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which involve risks, uncertainties, and assumptions. All statements, other than statements of historical fact, including statements regarding our: future performance; business strategy; future operations; estimates and projections of operating income, losses, costs and expenses, returns, cash flow, and financial position; production levels on properties in which we have mineral and royalty interests, developmental activity by other operators; reserve estimates and our ability to replace or increase reserves; anticipated benefits of strategic transactions (including acquisitions and divestitures); and plans and objectives of management (including Diamondback’s plans for developing our acreage and our cash distribution policy and repurchases of our common units and/or senior notes) are forward-looking statements. When used in this report, the words “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “guidance,” “intend,” “may,” “model,” “outlook,” “plan,” “positioned,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions (including the negative of such terms) as they relate to us are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. In particular, the factors discussed in this report and detailed under Part II. Item 1A. Risk Factors, and our Annual Report on Form 10-K for the year ended December 31, 2022, could affect our actual results and cause our actual results to differ materially from expectations, estimates or assumptions expressed, forecasted or implied in such forward-looking statements. Unless the context requires otherwise, references to “we,” “us,” “our” or “the Partnership” are intended to mean the business and operations of the Partnership and the Operating Company.

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
•changes in general economic, business or industry conditions, including changes in foreign currency exchange rates, interest rates, inflation rates, instability in the financial sector and concerns over a potential economic downturn or recession;
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

PART I. FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Viper Energy Partners LP
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2023	2022
	(In thousands, except unit amounts)
Assets
Current assets:
Cash and cash equivalents	$9,106	$18,179
Royalty income receivable (net of allowance for credit losses)	83,038	81,657
Royalty income receivable—related party	36,324	6,260
Derivative instruments	1,357	9,328
Other current assets	3,445	3,196
Total current assets	133,270	118,620
Property:
Oil and natural gas interests, full cost method of accounting ($1,262,269 and $1,297,221 excluded from depletion at March 31, 2023 and December 31, 2022, respectively)	3,582,601	3,464,819
Land	5,688	5,688
Accumulated depletion and impairment	(751,221)	(720,234)
Property, net	2,837,068	2,750,273
Derivative instruments	—	442
Deferred income taxes (net of allowances)	49,228	49,656
Other assets	170	1,382
Total assets	$3,019,736	$2,920,373
Liabilities and Unitholders’ Equity
Current liabilities:
Accounts payable	$436	$1,129
Accounts payable—related party	—	306
Accrued liabilities	17,759	19,600
Derivative instruments	2,099	—
Income taxes payable	9,477	911
Total current liabilities	29,771	21,946
Long-term debt, net	695,154	576,895
Derivative instruments	2,383	7
Total liabilities	727,308	598,848
Commitments and contingencies (Note 12)
Unitholders’ equity:
General Partner	629	649
Common units (72,118,622 units issued and outstanding as of March 31, 2023 and 73,229,645 units issued and outstanding as of December 31, 2022)	666,259	689,178
Class B units (90,709,946 units issued and outstanding as of March 31, 2023 and December 31, 2022)	807	832
Total Viper Energy Partners LP unitholders’ equity	667,695	690,659
Non-controlling interest	1,624,733	1,630,866
Total equity	2,292,428	2,321,525
Total liabilities and unitholders’ equity	$3,019,736	$2,920,373

See accompanying notes to condensed consolidated financial statements.

Viper Energy Partners LP
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(In thousands, except per unit amounts)
Operating income:
Royalty income	$161,085	$193,089
Lease bonus income—related party	7,071	6,280
Lease bonus income—third party	400	2,402
Other operating income	402	132
Total operating income	168,958	201,903
Costs and expenses:
Production and ad valorem taxes	12,887	13,870
Depletion	30,987	27,411
General and administrative expenses	2,764	1,953
Total costs and expenses	46,638	43,234
Income (loss) from operations	122,320	158,669
Other income (expense):
Interest expense, net	(9,686)	(9,645)
Gain (loss) on derivative instruments, net	(15,103)	(18,359)
Other income, net	141	6
Total other expense, net	(24,648)	(27,998)
Income (loss) before income taxes	97,672	130,671
Provision for (benefit from) income taxes	9,406	2,630
Net income (loss)	88,266	128,041
Net income (loss) attributable to non-controlling interest	54,299	111,436
Net income (loss) attributable to Viper Energy Partners LP	$33,967	$16,605

Net income (loss) attributable to common limited partner units:
Basic	$0.47	$0.22
Diluted	$0.47	$0.22
Weighted average number of common limited partner units outstanding:
Basic	72,732	77,106
Diluted	72,815	77,214

See accompanying notes to condensed consolidated financial statements.

Viper Energy Partners LP
Condensed Consolidated Statements of Changes to Unitholders' Equity
(Unaudited)

	Limited Partners				General Partner	Non-Controlling Interest
	Common		Class B		Amount	Amount
	Units	Amount	Units	Amount			Total
	(In thousands)
Balance at December 31, 2022	73,230	$689,178	90,710	$832	$649	$1,630,866	$2,321,525
Unit-based compensation	—	370	—	—	—	—	370
Vesting of restricted stock units	4	—	—	—	—	—	—
Distribution equivalent rights payments	—	(72)	—	—	—	—	(72)
Distributions to public	—	(35,253)	—	—	—	—	(35,253)
Distributions to Diamondback	—	(358)	—	(25)	—	(48,983)	(49,366)
Distributions to General Partner	—	—	—	—	(20)	—	(20)
Change in ownership of consolidated subsidiaries, net	—	11,449	—	—	—	(11,449)	—
Repurchased units as part of unit buyback	(1,115)	(33,022)	—	—	—	—	(33,022)
Net income (loss)	—	33,967	—	—	—	54,299	88,266
Balance at March 31, 2023	72,119	666,259	90,710	807	629	1,624,733	2,292,428

	Limited Partners				General Partner	Non-Controlling Interest
	Common		Class B		Amount	Amount
	Units	Amount	Units	Amount			Total
	(In thousands)
Balance at December 31, 2021	78,546	$813,161	90,710	$931	$729	$1,418,007	$2,232,828
Unit-based compensation	—	284	—	—	—	—	284
Distribution equivalent rights payments	—	(64)	—	—	—	—	(64)
Distributions to public	—	(35,830)	—	—	—	—	(35,830)
Distributions to Diamondback	—	(344)	—	(25)	—	(42,634)	(43,003)
Distributions to General Partner	—	—	—	—	(20)	—	(20)
Change in ownership of consolidated subsidiaries, net	—	14,195	—	—	—	(14,195)	—
Repurchased units as part of unit buyback	(1,580)	(39,260)	—	—	—	—	(39,260)
Net income (loss)	—	16,605	—	—	—	111,436	128,041
Balance at March 31, 2022	76,966	768,747	90,710	906	709	1,472,614	2,242,976

See accompanying notes to condensed consolidated financial statements.

Viper Energy Partners LP
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$88,266	$128,041
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for (benefit from) deferred income taxes	429	—
Depletion	30,987	27,411
(Gain) loss on derivative instruments, net	15,103	18,359
Net cash receipts (payments) on derivatives	(2,215)	(10,264)
Other	643	1,388
Changes in operating assets and liabilities:
Royalty income receivable	(1,381)	(29,932)
Royalty income receivable—related party	(30,064)	(2,048)
Accounts payable and accrued liabilities	(2,534)	2,838
Accounts payable—related party	(306)	—
Income tax payable	8,566	—
Other	(251)	45
Net cash provided by (used in) operating activities	107,243	135,838
Cash flows from investing activities:
Acquisitions of oil and natural gas interests—related party	(75,073)	—
Acquisitions of oil and natural gas interests	(40,802)	2,621
Proceeds from sale of oil and natural gas interests	(1,908)	29,336
Other	1,200	—
Net cash provided by (used in) investing activities	(116,583)	31,957
Cash flows from financing activities:
Proceeds from borrowings under credit facility	118,000	44,000
Repayment on credit facility	—	(100,000)
Repurchased units as part of unit buyback	(33,022)	(39,260)
Distributions to public	(35,325)	(35,894)
Distributions to Diamondback	(49,366)	(43,003)
Other	(20)	(20)
Net cash provided by (used in) financing activities	267	(174,177)
Net increase (decrease) in cash and cash equivalents	(9,073)	(6,382)
Cash, cash equivalents and restricted cash at beginning of period	18,179	39,448
Cash, cash equivalents and restricted cash at end of period	$9,106	$33,066

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

As of March 31, 2023, Viper Energy Partners GP LLC (the “General Partner”) held a 100% general partner interest in the Partnership and Diamondback Energy, Inc. (“Diamondback”) beneficially owned approximately 56% of the Partnership’s total limited partner units outstanding. Diamondback owns and controls the General Partner.

Basis of Presentation

The accompanying condensed consolidated financial statements and related notes thereto were prepared in accordance with GAAP. All material intercompany balances and transactions have been eliminated upon consolidation. We report our operations in one reportable segment.

These condensed consolidated financial statements have been prepared by the Partnership without audit, pursuant to the rules and regulations of the SEC. They reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to SEC rules and regulations, although the Partnership believes the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with the Partnership’s most recent Annual Report on Form 10–K for the fiscal year ended December 31, 2022, which contains a summary of the Partnership’s significant accounting policies and other disclosures.

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

Making accurate estimates and assumptions is particularly difficult in the oil and natural gas industry given the challenges resulting from volatility in oil and natural gas prices. For instance, the war in Ukraine, the COVID-19 pandemic, rising interest rates, global supply chain disruptions, concerns about a potential economic downturn or recession, and measures to combat persistent inflation and instability in the financial sector have contributed to recent pricing and economic volatility. The financial results of companies in the oil and natural gas industry have been and may continue to be impacted materially as a result of changing market conditions. Such circumstances generally increase uncertainty in the Partnership’s accounting estimates, particularly those involving financial forecasts.

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

Related Party Transactions

Royalty Income Receivable

As of March 31, 2023, Diamondback, either directly or through its consolidated subsidiaries, owed the Partnership $36.3 million compared to $6.3 million at December 31, 2022 for royalty income received from third parties for the Partnership’s production, which had not yet been remitted to the Partnership.

Lease Bonus Income

During the three months ended March 31, 2023 and 2022, Diamondback, either directly or through its consolidated subsidiaries, paid the Partnership $7.1 million and $6.3 million of lease bonus income primarily related to lease extensions and new leases in the Midland Basin.

See Note 4—Acquisitions and Divestitures for significant related party acquisitions of oil and natural gas interests. All other significant related party transactions with Diamondback or its affiliates have been stated on the face of the consolidated financial statements included elsewhere in this report as of March 31, 2023 and for the three months ended March 31, 2023 and 2022.

Accrued Liabilities

Accrued liabilities consist of the following:

	March 31,	December 31,
	2023	2022
	(In thousands)
Interest payable	$10,405	$3,972
Ad valorem taxes payable	5,146	12,492
Derivatives instruments payable	699	1,684
Other	1,509	1,452
Total accrued liabilities	$17,759	$19,600

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

The following table disaggregates the Partnership’s total royalty income by product type:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Oil income	$136,619	$155,051
Natural gas income	8,991	15,190
Natural gas liquids income	15,475	22,848
Total royalty income	$161,085	$193,089

4.    ACQUISITIONS AND DIVESTITURES

2023 Activity

Drop Down Transaction

On March 8, 2023, the Partnership completed the acquisition of certain mineral and royalty interests from subsidiaries of Diamondback for approximately $75.1 million in cash, subject to customary post-closing adjustments for net title benefits (the ‘‘Drop Down’’). The mineral and royalty interests acquired in the Drop Down represent approximately 660 net royalty acres in Ward County in the Southern Delaware Basin, 100% of which are operated by Diamondback, and have an average net royalty interest of approximately 7.2% and current production of approximately 300 BO/d, approximately 72% of which is from oil. The Partnership funded the Drop Down through a combination of cash on hand and borrowings under the Operating Company’s revolving credit facility. The Drop Down was accounted for as a transaction between entities under common control with the properties acquired recorded at Diamondback’s historical carrying value in the Partnership’s condensed consolidated balance sheet at March 31, 2023. The historical carrying value of the properties approximated the Drop Down purchase price.

Other Acquisitions

Additionally in the first quarter of 2023, the Partnership acquired, in individually insignificant transactions from unrelated third-party sellers, mineral and royalty interests representing 159 net royalty acres in the Permian Basin for an aggregate purchase price of approximately $40.7 million, subject to customary post-closing adjustments. The Partnership funded these acquisitions with cash on hand and borrowings under the Operating Company’s revolving credit facility.

2022 Activity

Acquisitions

During the year ended December 31, 2022, in individually insignificant transactions, the Partnership acquired from unrelated third-party sellers mineral and royalty interests representing 375 net royalty acres in the Permian Basin for an aggregate net purchase price of approximately $65.9 million, including certain customary post-closing adjustments. The Partnership funded these acquisitions with cash on hand and borrowings under the Operating Company’s revolving credit facility.

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

In the fourth quarter of 2022, the Partnership divested its entire position in the Eagle Ford Shale consisting of 681 net royalty acres of third party operated acreage for an aggregate net sales price of $53.8 million, including customary closing adjustments.

5.    OIL AND NATURAL GAS INTERESTS

Oil and natural gas interests include the following:

	March 31,	December 31,
	2023	2022
	(In thousands)
Oil and natural gas interests:
Subject to depletion	$2,320,332	$2,167,598
Not subject to depletion	1,262,269	1,297,221
Gross oil and natural gas interests	3,582,601	3,464,819
Accumulated depletion and impairment	(751,221)	(720,234)
Oil and natural gas interests, net	2,831,380	2,744,585
Land	5,688	5,688
Property, net of accumulated depletion and impairment	$2,837,068	$2,750,273

As of March 31, 2023 and December 31, 2022, the Partnership had mineral and royalty interests representing 27,134 and 26,315 net royalty acres, respectively.

No impairment expense was recorded on the Partnership’s oil and natural gas interests for the three months ended March 31, 2023 and 2022 based on the results of the respective quarterly ceiling tests. In addition to commodity prices, the Partnership’s production rates, levels of proved reserves, transfers of unevaluated properties and other factors will determine its actual ceiling test limitations and impairment analysis in future periods. If the trailing 12-month commodity prices decline as compared to the commodity prices used in prior quarters, the Partnership may have material write-downs in subsequent quarters.

6.    DEBT

Long-term debt consisted of the following as of the dates indicated:

	March 31,	December 31,
	2023	2022
	(In thousands)
5.375% senior unsecured notes due 2027	$430,350	$430,350
Revolving credit facility	270,000	152,000
Unamortized debt issuance costs	(1,239)	(1,306)
Unamortized discount	(3,957)	(4,149)
Total long-term debt	$695,154	$576,895

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
The Operating Company’s Revolving Credit Facility

The Operating Company’s credit agreement, as amended to date, provides for a revolving credit facility in the maximum credit amount of $2.0 billion and a borrowing base of $580.0 million based on the Operating Company’s oil and natural gas reserves and other factors. The borrowing base is scheduled to be redetermined semi-annually in May and November. As of March 31, 2023, the Operating Company had elected a commitment amount of $500.0 million, with $270.0 million of outstanding borrowings and $230.0 million available for future borrowings. During the three months ended March 31, 2023 and 2022, the weighted average interest rates on the Operating Company’s revolving credit facility were 6.10% and 2.58%, respectively. The revolving credit facility will mature on June 2, 2025.

As of March 31, 2023, the Operating Company was in compliance with the financial maintenance covenants under its credit agreement.

7.    UNITHOLDERS’ EQUITY AND DISTRIBUTIONS

The Partnership has General Partner and limited partner units. At March 31, 2023, the Partnership had a total of 72,118,622 common units issued and outstanding and 90,709,946 Class B units issued and outstanding, of which 731,500 common units and 90,709,946 Class B units were beneficially owned by Diamondback, representing approximately 56% of the Partnership’s total units outstanding. At March 31, 2023, Diamondback also beneficially owns 90,709,946 Operating Company units, representing a 56% non-controlling ownership interest in the Operating Company. The Operating Company units and the Partnership’s Class B units beneficially owned by Diamondback are exchangeable from time to time for the Partnership’s common units (that is, one Operating Company unit and one Partnership Class B unit, together, will be exchangeable for one Partnership common unit).

Common Unit Repurchase Program

The board of directors of the Partnership’s General Partner has approved a common unit repurchase program to acquire up to $750.0 million of the Partnership’s outstanding common units, excluding excise tax, over an indefinite period of time. The Partnership intends to purchase common units under the repurchase program opportunistically with funds from cash on hand, free cash flow from operations and potential liquidity events such as the sale of assets. This repurchase program may be suspended from time to time, modified, extended or discontinued by the board of directors of the Partnership’s General Partner at any time. During the three months ended March 31, 2023 and 2022, the Partnership repurchased approximately $32.7 million, excluding excise tax, and $39.3 million of common units under the repurchase program, respectively. Repurchases for the three months ended March 31, 2022 include approximately $37.3 million for the repurchase of 1.5 million common units from a significant unitholder in a privately negotiated transaction in the first quarter of 2022. As of March 31, 2023, $496.7 million remains available under the repurchase program, excluding excise tax.

Cash Distributions on Common Units

Effective with the Partnership’s distribution payable for the third quarter of 2022, the board of directors of the General Partner approved a distribution policy consisting of a base and variable distribution, that takes into account capital returned to unitholders via our common unit repurchase program. For a detailed description of the Partnership’s and the Operating Company’s distribution policy, see Note 7—Unitholders’ Equity and Distributions—Cash Distributions in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2022.

The percentage of cash available for distribution pursuant to the distribution policy may change quarterly to enable the Operating Company to retain cash flow to help strengthen the Partnership’s balance sheet while also expanding the return of capital program through the Partnership’s common unit repurchase program. The Partnership is not required to pay distributions to its common unitholders on a quarterly or other basis.

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
The following table presents information regarding cash distributions approved by the board of directors of the General Partner for the periods presented (in thousands, except for per share amounts):

Period	Amount per Operating Company Unit	Operating Company Distributions to Diamondback	Amount per Common Unit	Distributions to Common Unitholders(1)	Declaration Date	Unitholder Record Date	Payment Date
Q4 2022	$0.54	$48,983	$0.49	$35,683	February 15, 2023	March 3, 2023	March 10, 2023
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

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Net income (loss) attributable to the Partnership	$33,967	$16,605
Change in ownership of consolidated subsidiaries	11,449	14,195
Change from net income (loss) attributable to the Partnership's unitholders and transfers to non-controlling interest	$45,416	$30,800

8.    EARNINGS PER COMMON UNIT

The net income (loss) per common unit on the condensed consolidated statements of operations is based on the net income (loss) attributable to the Partnership’s common units for the three months ended March 31, 2023 and 2022. The Partnership’s net income (loss) is allocated wholly to the common units, as the General Partner does not have an economic interest.

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

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
A reconciliation of the components of basic and diluted earnings per common unit is presented in the table below:

	Three Months Ended March 31,
	2023	2022
	(In thousands, except per unit amounts)
Net income (loss) attributable to the period	$33,967	$16,605
Less: distributed and undistributed earnings allocated to participating securities(1)	72	64
Net income (loss) attributable to common unitholders	$33,895	$16,541
Weighted average common units outstanding:
Basic weighted average common units outstanding	72,732	77,106
Effect of dilutive securities:
Potential common units issuable(2)	83	108
Diluted weighted average common units outstanding	72,815	77,214
Net income (loss) per common unit, basic	$0.47	$0.22
Net income (loss) per common unit, diluted	$0.47	$0.22
(1)    Unvested restricted stock units that contain non-forfeitable distribution equivalent rights granted are considered participating securities and therefore are included in the earnings per share calculation pursuant to the two-class method.
(2)    For the three months ended March 31, 2023 and 2022, there were no potential common units excluded from the computation of diluted earnings per common unit because their inclusion would have been anti-dilutive.

9.    INCOME TAXES

The following table provides the Partnership’s provision for (benefit from) income taxes and the effective income tax rate for the dates indicated:

	Three Months Ended March 31,
	2023	2022
	(In thousands, except for tax rate)
Provision for (benefit from) income taxes	$9,406	$2,630
Effective tax rate	9.6%	2.0%

The Partnership’s effective income tax rate for the three months ended March 31, 2023 differed from the amount computed by applying the United States federal statutory tax rate to pre-tax income for the period primarily due to net income attributable to the non-controlling interest. The Partnership’s effective income tax rate for the three months ended March 31, 2022 differed from the amount computed by applying the United States federal statutory tax rate to pre-tax income for the period primarily due to net income attributable to the non-controlling interest and the impact of maintaining a valuation allowance on the Partnership’s deferred tax assets.

As of March 31, 2023, the Partnership maintained a partial valuation allowance against its deferred tax assets considered not more likely than not to be realized, based on its assessment of all available evidence, both positive and negative, as required by applicable accounting standards.

As of March 31, 2022, the Partnership had a full valuation allowance against its deferred tax assets, based on its assessment of all available evidence, both positive and negative, supporting realizability of the Partnership’s deferred tax assets.

The Inflation Reduction Act of 2022 (“IRA”) was enacted on August 16, 2022, which imposes an excise tax of 1% on the fair market value of certain public company stock/unit repurchases for tax years beginning after December 31, 2022, and included several other provisions applicable to U.S. income taxes for corporations. The Partnership’s excise tax during the three months ended March 31, 2023 was immaterial and is recognized as part of the cost basis of the units repurchased.

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

Commodity Contracts

The Partnership historically has used fixed price swap contracts, fixed price basis swap contracts and costless collars with corresponding put and call options to reduce price volatility associated with certain of its royalty income. At March 31, 2023, the Partnership has put options and fixed price basis swaps outstanding.

The Partnership’s derivative contracts are based upon reported settlement prices on commodity exchanges, with put contracts for oil based on New York Mercantile Exchange West Texas Intermediate pricing (“Cushing WTI”) and fixed price basis swaps for oil based on the spread between the Cushing WTI crude oil price and the Midland WTI crude oil price. The Partnership’s fixed price basis swaps for natural gas are for the spread between the Waha Hub natural gas price and the New York Mercantile Exchange Henry Hub natural gas price. The weighted average differential represents the amount of reduction to the Cushing WTI oil price and the Waha Hub natural gas price for the notional volumes covered by the basis swap contracts.

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

As of March 31, 2023, the Partnership had the following outstanding derivative contracts. When aggregating multiple contracts, the weighted average contract price is disclosed.

					Swaps	Puts
Settlement Month	Settlement Year	Type of Contract	Bbls/Mcf Per Day	Index	Weighted Average Differential	Strike Price	Deferred Premium
OIL
Apr. - Jun.	2023	Puts	12,000	WTI Cushing	$—	$55.00	$1.82
Jul. - Sep.	2023	Puts	12,000	WTI Cushing	$—	$55.00	$1.80
Oct. - Dec.	2023	Puts	4,000	WTI Cushing	$—	$55.00	$1.86
Apr. - Dec.	2023	Basis Swaps	4,000	Argus WTI Midland	$1.05	$—	$—
NATURAL GAS
Apr. - Dec.	2023	Basis Swaps	30,000	Waha Hub	$(1.33)	$—	$—
Jan. - Dec.	2024	Basis Swaps	30,000	Waha Hub	$(1.20)	$—	$—

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
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
Gains and Losses on Derivative Instruments

The following table summarizes the gains and losses on derivative instruments included in the condensed consolidated statements of operations and the net cash receipts (payments) on derivatives for the periods presented:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Gain (loss) on derivative instruments	$(15,103)	$(18,359)
Net cash receipts (payments) on derivatives(1)	$(2,215)	$(10,264)
(1)The three months ended March 31, 2022 includes cash paid on commodity contracts terminated prior to their contractual maturity of $4.2 million.

11.    FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As discussed in Note 11—Fair Value Measurements in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2022, certain assets and liabilities are reported at fair value on a recurring basis on the Partnership’s condensed consolidated balance sheets, including the Partnership’s derivative instruments. The fair values of the Partnership’s derivative contracts are measured internally using established commodity futures price strips for the underlying commodity provided by a reputable third party, the contracted notional volumes, and time to maturity. These valuations are Level 2 inputs in the fair value hierarchy. The net amounts are classified as current or noncurrent based on their anticipated settlement dates.

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
The following table provides (i) fair value measurement information for financial assets and liabilities measured at fair value on a recurring basis, (ii) the gross amounts of recognized derivative assets and liabilities, (iii) the amounts offset under master netting arrangements with counterparties and (iv) the resulting net amounts presented in the Partnership’s condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022:

	As of March 31, 2023
	Level 1	Level 2	Level 3	Total Gross Fair Value	Gross Amounts Offset in Balance Sheet	Net Fair Value Presented in Balance Sheet
	(In thousands)
Assets:
Current:
Derivative instruments	$—	$5,072	$—	$5,072	$(3,715)	$1,357
Liabilities:
Current:
Derivative instruments	$—	$5,814	$—	$5,814	$(3,715)	$2,099
Non-current:
Derivative instruments	$—	$2,383	$—	$2,383	$—	$2,383

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total Gross Fair Value	Gross Amounts Offset in Balance Sheet	Net Fair Value Presented in Balance Sheet
	(In thousands)
Assets:
Current:
Derivative instruments	$—	$13,296	$—	$13,296	$(3,968)	$9,328
Non-current:
Derivative instruments	—	1,911	—	1,911	(1,469)	442
Liabilities:
Current:
Derivative instruments	$—	$3,968	$—	$3,968	$(3,968)	$—
Non-current:
Derivative instruments	$—	$1,476	$—	$1,476	$(1,469)	$7

Assets and Liabilities Not Recorded at Fair Value

The following table provides the fair value of financial instruments that are not recorded at fair value in the condensed consolidated balance sheets:

	March 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Debt:
Revolving credit facility	$270,000	$270,000	$152,000	$152,000
5.375% senior notes due 2027(1)	$425,154	$416,041	$424,895	$411,634
(1) The carrying value includes associated deferred loan costs and any discount.

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
The fair value of the Operating Company’s revolving credit facility approximates the carrying value based on borrowing rates available to the Partnership for bank loans with similar terms and maturities and is classified as Level 2 in the fair value hierarchy. The fair value of the Notes was determined using the March 31, 2023 quoted market price, a Level 1 classification in the fair value hierarchy.

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

Fair Value of Financial Assets

The Partnership has other financial instruments consisting of cash and cash equivalents, royalty income receivable, other current assets, accounts payable, accrued liabilities and income taxes payable. The carrying value of these instruments approximate their fair value because of the short-term nature of the instruments.

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

13.    SUBSEQUENT EVENTS

Cash Distribution

On April 26, 2023, the board of directors of the General Partner approved a cash distribution for the first quarter of 2023 of $0.33 per common unit, payable on May 18, 2023, to eligible unitholders of record at the close of business on May 11, 2023. The distribution consists of a base quarterly distribution of $0.25 per common unit and a variable quarterly distribution of $0.08 per common unit.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto presented in this report as well as our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs, and expected performance. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors. See “Part II. Item 1A. Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements.”

Overview

We are a publicly traded Delaware limited partnership formed by Diamondback to own and acquire mineral and royalty interests in oil and natural gas properties primarily in the Permian Basin. We operate in one reportable segment. Since May 10, 2018, we have been treated as a corporation for U.S. federal income tax purposes.

Recent Developments

Commodity Prices

Prices for oil, natural gas and natural gas liquids are determined primarily by prevailing market conditions. Regional and worldwide economic activity, including any economic downturn or recession that has occurred or may occur in the future, extreme weather conditions and other substantially variable factors influence market conditions for these products. These factors are beyond our control and are difficult to predict. During 2022 and the first quarter of 2023, NYMEX WTI, has ranged from $66.74 to $123.70 per Bbl, and the NYMEX Henry Hub price of natural gas has ranged from $1.99 to $9.68 per MMBtu, with seven-year highs reached in 2022. The war in Ukraine, the COVID-19 pandemic, rising interest rates, global supply chain disruptions, concerns about a potential economic downturn or recession, measures to combat persistent inflation and instability in the financial sector have contributed to recent economic and pricing volatility and may continue to impact pricing throughout 2023. Additionally, OPEC and its non-OPEC allies, known collectively as OPEC+, continues to meet regularly to evaluate the state of global oil supply, demand and inventory levels.

Acquisitions Update

Drop Down Transaction

On March 8, 2023, we acquired certain mineral and royalty interests from subsidiaries of Diamondback for approximately $75.1 million in cash, subject to customary post-closing adjustments. We funded the Drop Down through a combination of cash on hand and borrowings under the Operating Company’s revolving credit facility. The Drop Down was accounted for as a transaction between entities under common control.

Other Acquisitions

Additionally in the first quarter of 2023, in individually insignificant transactions, we acquired from unrelated third-party sellers, mineral and royalty interests representing 159 net royalty acres in the Permian Basin for an aggregate purchase price of approximately $40.7 million, subject to customary post-closing adjustments. We funded these acquisitions through a combination of cash on hand and borrowings under the Operating Company’s revolving credit facility.

As a result of these 2023 acquisitions, our footprint of mineral and royalty interests totaled 27,134 net royalty acres, approximately 57% of which are operated by Diamondback, as of March 31, 2023.

See Note 4—Acquisitions and Divestitures of the notes to the condensed consolidated financial statements included elsewhere in this report for further details.

Production and Operational Update

Average oil production per day during the first quarter of 2023 was the highest in the Partnership’s history. There are currently 38 rigs operating on our mineral and royalty acreage, nine of which are operated by Diamondback. The Drop Down provides a high NRI exposure to Diamondback’s expected development plan in the Southern Delaware Basin over the next several years and is expected to enhance our growth profile as well. As a result of the Drop Down and continued outperformance of our production goals, we have increased our full year 2023 production guidance by approximately 12% compared to 2022, which is a two percent increase at the midpoint from our guidance published in February 2023.

The following table summarizes our gross well information as of the dates indicated:

	Diamondback Operated	Third Party Operated	Total
Horizontal wells turned to production (first quarter 2023)(1):
Gross wells	50	191	241
Net 100% royalty interest wells	3.2	2.8	6.0
Average percent net royalty interest	6.4%	1.4%	2.5%

Horizontal producing well count (as of April 13, 2023):
Gross wells	1,633	3,929	5,562
Net 100% royalty interest wells	119.4	63.1	182.5
Average percent net royalty interest	7.3%	1.6%	3.3%

Horizontal active development well count (as of April 13, 2023)(2):
Gross wells	143	345	488
Net 100% royalty interest wells	9.1	3.2	12.3
Average percent net royalty interest	6.4%	0.9%	2.5%

Line of sight wells (as of April 13, 2023)(3):
Gross wells	177	276	453
Net 100% royalty interest wells	8.2	4.1	12.3
Average percent net royalty interest	4.7%	1.5%	2.7%
(1) Average lateral length of 10,384.
(2) The total 488 gross wells currently in the process of active development are those wells that have been spud and are expected to be turned to production within approximately the next six to eight months.
(3) The total 453 gross line-of-sight wells are those that are not currently in the process of active development, but for which we have reason to believe that they will be turned to production within approximately the next 15 to 18 months. The expected timing of these line-of-sight wells is based primarily on permitting by third party operators or Diamondback’s current expected completion schedule. Existing permits or active development of our royalty acreage does not ensure that those wells will be turned to production given the volatility in oil prices.

Comparison of the Three Months Ended March 31, 2023 and December 31, 2022

Results of Operations

The following table summarizes our income and expenses for the periods indicated:

	Three Months Ended
	March 31, 2023	December 31, 2022
	(In thousands)
Operating income:
Oil income	$136,619	$153,101
Natural gas income	8,991	15,528
Natural gas liquids income	15,475	17,519
Royalty income	161,085	186,148
Lease bonus income—related party	7,071	16,716
Lease bonus income—third party	400	567
Other operating income	402	194
Total operating income	168,958	203,625
Costs and expenses:
Production and ad valorem taxes	12,887	10,825
Depletion	30,987	31,238
General and administrative expenses	2,764	2,570
Total costs and expenses	46,638	44,633
Income (loss) from operations	122,320	158,992
Other income (expense):
Interest expense, net	(9,686)	(10,251)
Gain (loss) on derivative instruments, net	(15,103)	1,228
Other income, net	141	216
Total other expense, net	(24,648)	(8,807)
Income (loss) before income taxes	97,672	150,185
Provision for (benefit from) income taxes	9,406	4,944
Net income (loss)	88,266	145,241
Net income (loss) attributable to non-controlling interest	54,299	123,535
Net income (loss) attributable to Viper Energy Partners LP	$33,967	$21,706

The following table summarizes our production data, average sales prices and average costs for the periods indicated:

	Three Months Ended
	March 31, 2023	December 31, 2022
Production data:
Oil (MBbls)	1,810	1,838
Natural gas (MMcf)	4,224	4,155
Natural gas liquids (MBbls)	633	683
Combined volumes (MBOE)(1)	3,147	3,214

Average daily oil volumes (BO/d)	20,111	19,978
Average daily combined volumes (BOE/d)	34,967	34,935

Average sales prices:
Oil ($/Bbl)	$75.48	$83.30
Natural gas ($/Mcf)	$2.13	$3.74
Natural gas liquids ($/Bbl)	$24.45	$25.65
Combined ($/BOE)(2)	$51.19	$57.92

Oil, hedged ($/Bbl)(3)	$74.30	$82.71
Natural gas, hedged ($/Mcf)(3)	$2.11	$3.03
Natural gas liquids ($/Bbl)(3)	$24.45	$25.65
Combined price, hedged ($/BOE)(3)	$50.48	$56.66

Average costs ($/BOE):
Production and ad valorem taxes	$4.10	$3.37
General and administrative - cash component(4)	0.76	0.70
Total operating expense - cash	$4.86	$4.07

General and administrative - non-cash unit compensation expense	$0.12	$0.10
Interest expense, net	$3.08	$3.19
Depletion	$9.85	$9.72
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

Royalty income decreased $25.1 million during the first quarter of 2023 compared to the fourth quarter of 2022. Changes in average pricing contributed approximately $21.7 million of the total decrease due primarily to lower average oil prices, natural gas prices and to a lesser extent, natural gas liquids prices received for our production in the first quarter of 2023. The remaining decrease of $3.4 million in royalty income is due to a 2% decline in production in the first quarter of 2023 compared to the fourth quarter of 2022. This production decline resulted from divesting our entire position in Eagle Ford Shale in late fourth quarter of 2022 and having two fewer days of production in the first quarter of 2023 compared to the fourth quarter of 2022.

Lease Bonus Income-Related Party

Lease bonus income from Diamondback decreased $9.6 million due primarily to receiving payment for one lease in the first quarter of 2023 compared to receiving an additional one-time lease ratification payment of $16.4 million from Diamondback during the fourth quarter of 2022.

Production and Ad Valorem Taxes

The following table presents production and ad valorem taxes for the three months ended March 31, 2023 and December 31, 2022:

	Three Months Ended
	March 31, 2023			December 31, 2022
	Amount (In thousands)	Per BOE	Percentage of Royalty Income	Amount (In thousands)	Per BOE	Percentage of Royalty Income
Production taxes	$8,177	$2.60	5.1%	$9,373	$2.92	5.0%
Ad valorem taxes	4,710	1.50	2.9	1,452	0.45	0.8
Total production and ad valorem taxes	$12,887	$4.10	8.0%	$10,825	$3.37	5.8%

In general, production taxes are directly related to production revenues and are based upon current year commodity prices. Production taxes as a percentage of royalty income for the first quarter of 2023 were consistent with the fourth quarter of 2022. Ad valorem taxes are based, among other factors, on property values driven by prior year commodity prices. The increase in the first quarter of 2023 compared to the fourth quarter of 2022 was primarily due to the fourth quarter of 2022 including $2.9 million in reductions to the full year 2022 accrual for ad valorem taxes to reflect actual tax assessments received. The remaining increase in ad valorem taxes is primarily due to higher valuations assigned to our oil and natural gas interests period over period driven by higher average commodity prices and royalty income in 2022.

Derivative Instruments

The following table shows the net gain (loss) on derivative instruments and the net cash receipts (payments) on derivatives for the periods presented:

	Three Months Ended
	March 31, 2023	December 31, 2022
	(In thousands)
Gain (loss) on derivative instruments	$(15,103)	$1,228
Net cash receipts (payments) on derivatives	$(2,215)	$(4,027)

We recorded a loss on our derivative instruments for the first quarter of 2023, compared to a gain for the fourth quarter of 2022. This change is primarily due to a decrease in the basis spread on our outstanding natural gas basis swaps at March 31, 2023 compared to December 31, 2022. We are required to recognize all derivative instruments on our balance sheet as either assets or liabilities measured at fair value. See Note 10—Derivatives of the notes to the condensed consolidated financial statements included elsewhere in this report for additional discussion of our open contracts at March 31, 2023.

Provision for (Benefit from) Income Taxes

The $4.5 million increase in income tax expense for the first quarter of 2023 compared to the fourth quarter of 2022 is primarily due to the increase in pre-tax income attributable to the Partnership as a result of the expiration of the special income allocation at December 31, 2022. See Note 9—Income Taxes of the notes to the condensed consolidated financial statements included elsewhere in this report for further details.

Net Income (Loss) Attributable to Non-controlling Interest

The $69.2 million decrease in net income attributable to non-controlling interest for the first quarter of 2023 compared to the fourth quarter of 2022 is primarily due to the expiration of the special income allocation whereby special allocations of the Operating Company’s income and gains over losses and deductions (but before depletion) were made to Diamondback through December 31, 2022.

Comparison of the Three Months Ended March 31, 2023 and 2022

Results of Operations

The following table summarizes our income and expenses for the periods indicated:

	Three Months Ended March 31,
	2023	2022

Operating income:
Oil income	$136,619	$155,051
Natural gas income	8,991	15,190
Natural gas liquids income	15,475	22,848
Royalty income	161,085	193,089
Lease bonus income—related party	7,071	6,280
Lease bonus income—third party	400	2,402
Other operating income	402	132
Total operating income	168,958	201,903
Costs and expenses:
Production and ad valorem taxes	12,887	13,870
Depletion	30,987	27,411
General and administrative expenses	2,764	1,953
Total costs and expenses	46,638	43,234
Income (loss) from operations	122,320	158,669
Other income (expense):
Interest expense, net	(9,686)	(9,645)
Gain (loss) on derivative instruments, net	(15,103)	(18,359)
Other income, net	141	6
Total other expense, net	(24,648)	(27,998)
Income (loss) before income taxes	97,672	130,671
Provision for (benefit from) income taxes	9,406	2,630
Net income (loss)	88,266	128,041
Net income (loss) attributable to non-controlling interest	54,299	111,436
Net income (loss) attributable to Viper Energy Partners LP	$33,967	$16,605

The following table summarizes our production data, average sales prices and average costs for the periods indicated:

	Three Months Ended March 31,
	2023	2022
Production data:
Oil (MBbls)	1,810	1,633
Natural gas (MMcf)	4,224	3,729
Natural gas liquids (MBbls)	633	586
Combined volumes (MBOE)(1)	3,147	2,841

Average daily oil volumes (BO/d)	20,111	18,144
Average daily combined volumes (BOE/d)	34,967	31,567

Average sales prices:
Oil ($/Bbl)	$75.48	$94.95
Natural gas ($/Mcf)	$2.13	$4.07
Natural gas liquids ($/Bbl)	$24.45	$38.99
Combined ($/BOE)(2)	$51.19	$67.97

Oil, hedged ($/Bbl)(3)	$74.30	$92.05
Natural gas, hedged ($/Mcf)(3)	$2.11	$3.71
Natural gas liquids ($/Bbl)(3)	$24.45	$38.99
Combined price, hedged ($/BOE)(3)	$50.48	$65.82

Average costs ($/BOE):
Production and ad valorem taxes	$4.10	$4.88
General and administrative - cash component(4)	0.76	0.59
Total operating expense - cash	$4.86	$5.47

General and administrative - non-cash unit compensation expense	$0.12	$0.10
Interest expense, net	$3.08	$3.39
Depletion	$9.85	$9.65
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

Royalty income decreased $32.0 million during the three months ended March 31, 2023 compared to the same period in 2022. Changes in average pricing during 2023 contributed to approximately $52.7 million of the total decrease due primarily to lower average oil prices, and to a lesser extent, natural gas and natural gas liquids prices received for our production in 2023. The decrease due to lower pricing was partially offset by $20.7 million in additional royalty income due to an 11% increase in production volumes during the three months ended March 31, 2023 compared to the same period in 2022. This production growth stems from new well additions between periods due to several acquisitions.

Production and Ad Valorem Taxes

The following table presents production and ad valorem taxes for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023			2022
	Amount (In thousands)	Per BOE	Percentage of Royalty Income	Amount (In thousands)	Per BOE	Percentage of Royalty Income
Production taxes	$8,177	$2.60	5.1%	$9,870	$3.47	5.1%
Ad valorem taxes	4,710	1.50	2.9	4,000	1.41	2.1
Total production and ad valorem taxes	$12,887	$4.10	8.0%	$13,870	$4.88	7.2%

In general, production taxes are directly related to production revenues and are based upon current year commodity prices. Production taxes as a percentage of royalty income for the three months ended March 31, 2023 remained consistent with the same period in 2022. Ad valorem taxes are based, among other factors, on property values driven by prior year commodity prices. The increase in ad valorem taxes is primarily due to higher valuations assigned to our oil and natural gas interests period over period driven by higher average commodity prices in 2022.

Depletion

The $3.6 million increase in depletion expense for the three months ended March 31, 2023 compared to the same period in 2022 was due primarily to production growth between the periods. The average depletion rate also increased slightly to $9.85 for the three months ended March 31, 2023 compared to the rate of $9.65 for the same period in 2022 due primarily to higher value leasehold being transferred into the amortization base in the 2023 period.

Derivative Instruments

The following table shows the net gain (loss) on derivative instruments and the net cash receipts (payments) on derivatives for the periods presented:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Gain (loss) on derivative instruments	$(15,103)	$(18,359)
Net cash receipts (payments) on derivatives(1)	$(2,215)	$(10,264)
(1)The three months ended March 31, 2022 includes cash paid on commodity contracts terminated prior to their contractual maturity of $4.2 million.

We recorded losses on our derivative instruments for the three months ended March 31, 2023 and 2022 primarily due to market prices being higher than the strike prices on our open derivative contracts. We are required to recognize all derivative instruments on our balance sheet as either assets or liabilities measured at fair value. See Note 10—Derivatives of the notes to the condensed consolidated financial statements included elsewhere in this report for additional discussion of our open contracts at March 31, 2023.

Provision for (Benefit from) Income Taxes

The $6.8 million increase in income tax expense for the three months ended March 31, 2023 compared to the same period in 2022 resulted primarily due to the increase in pre-tax income attributable to the Partnership as a result of the expiration of the special income allocation at December 31, 2022 and the impact of maintaining a valuation allowance against the Partnership’s deferred tax assets as of March 31, 2022. See Note 9—Income Taxes of the notes to the condensed consolidated financial statements included elsewhere in this report for further details.

Net Income (Loss) Attributable to Non-controlling Interest

The $57.1 million decrease in net income (loss) attributable to non-controlling interest for the three months ended March 31, 2023 compared to the same period in 2022 is primarily due to the expiration of the special income allocation at December 31, 2022.

Liquidity and Capital Resources

Overview of Sources and Uses of Cash

As we pursue our business and financial strategy, we regularly consider which capital resources, including cash flow and equity and debt financings, are available to meet our future financial obligations and liquidity requirements. Our future ability to grow proved reserves will be highly dependent on the capital resources available to us. Our primary sources of liquidity have been cash flows from operations, proceeds from sales of non-core assets, equity and debt offerings and borrowings under the Operating Company’s credit agreement. Our primary uses of cash have been distributions to our unitholders, repayments of debt, capital expenditures for the acquisition of our mineral interests and royalty interests in oil and natural gas properties and repurchases of our common units. At March 31, 2023, we had approximately $239.1 million of liquidity consisting of $9.1 million in cash and cash equivalents and $230.0 million available under the Operating Company’s credit agreement.

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

Cash Flows

The following table presents our cash flows for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Cash Flow Data:
Net cash provided by (used in) operating activities	$107,243	$135,838
Net cash provided by (used in) investing activities	(116,583)	31,957
Net cash provided by (used in) financing activities	267	(174,177)
Net increase (decrease) in cash and cash equivalents	$(9,073)	$(6,382)

Operating Activities

Our operating cash flow is sensitive to many variables, the most significant of which are the volatility of prices for oil and natural gas and the volumes of oil and natural gas sold by our producers. The decrease in net cash provided by operating activities during the three months ended March 31, 2023 compared to the same period in 2022 was primarily driven by (i) lower royalty income and (ii) changes in our working capital accounts, due primarily to the timing of when collections are made on accounts receivable and payments are made on accounts payable and accrued liabilities, as well as an increase in taxes payable as our pre-tax income attributable to the Partnership increases. These cash outflows were partially offset by a decrease in cash paid for derivative settlements. See “—Results of Operations” for discussion of significant changes in our revenues and expenses.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2023 primarily related to the acquisition of oil and natural gas interests in the Drop Down and from other third-party acquisitions.

Net provided by in investing activities during the three months ended March 31, 2022 primarily related to proceeds from the divestitures of oil and natural gas interests.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2023 primarily resulted from $118.0 million of borrowings under the Operating Company’s revolving credit facility, which were offset by distributions of $84.7 million to our unitholders and $33.0 million of common unit repurchases.

Net cash used in financing activities during the three months ended March 31, 2022, was primarily related to distributions of $78.9 million to our unitholders and $39.3 million of common unit repurchases which included approximately $37.3 million for the repurchase of 1.5 million common units from a significant unitholder in a privately negotiated transaction. Additionally, we made net repayments of $56.0 million under the Operating Company’s revolving credit facility during the first quarter of 2022.

Capital Resources

The Operating Company’s Revolving Credit Facility

At March 31, 2023, the Operating Company’s credit agreement, which matures on June 2, 2025, had an elected commitment amount of $500.0 million, with $270.0 million in outstanding borrowings and $230.0 million of availability.

See Note 6—Debt of the notes to the condensed consolidated financial statements included elsewhere in this report for additional discussion of our outstanding debt at March 31, 2023.

Capital Requirements

Repurchases of Securities

Under our current common unit repurchase program, the board of directors of our General Partner has authorized us to acquire up to $750.0 million of our common units. As of March 31, 2023, $496.7 million remains available for use to repurchase units under this repurchase program, excluding excise tax.

We may also from time to time opportunistically repurchase some of the outstanding Notes in open market purchases or in privately negotiated transactions.

Cash Distributions

The distribution for the first quarter of 2023 is $0.33 per common unit payable on May 18, 2023 to common unitholders of record at the close of business on May 11, 2023. The dividend consists of a base quarterly dividend of $0.25 per common unit and a variable quarterly dividend of $0.08 per common unit. Future base and variable dividends are at the discretion of the board of directors of our General Partner.

See Note 7—Unitholders' Equity and Distributions of the notes to the condensed consolidated financial statements included elsewhere in this report for further discussion of the repurchase program and distributions.

Critical Accounting Estimates

There have been no changes to our critical accounting estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Recent Accounting Pronouncements

See Note 2—Summary of Significant Accounting Policies included in the condensed notes to the consolidated financial statements included elsewhere in this report for recent accounting pronouncements not yet adopted, if any.

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

We historically have used fixed price swap contracts, fixed price basis swap contracts and costless collars with corresponding put and call options to reduce price volatility associated with certain of our royalty income as discussed in Note 10—Derivatives of the notes to the condensed consolidated financial statements included elsewhere in this report.

At March 31, 2023, we had a net liability derivative position related to our commodity price derivatives of $3.1 million. Utilizing actual derivative contractual volumes under our contracts as of March 31, 2023, a 10% increase in forward curves associated with the underlying commodity would have decreased the net liability position by $0.6 million to $2.5 million, while a 10% decrease in forward curves associated with the underlying commodity would have increased the net liability derivative position by $0.5 million to $3.7 million. However, any cash derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument.

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

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on our indebtedness under the Operating Company’s credit agreement. The terms of the credit agreement provide for interest on borrowings at a floating rate equal to (i) term SOFR plus 0.10% (“Adjusted Term SOFR”) or (ii) an alternate base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.50%, and 1-month Adjusted Term SOFR plus 1.00%), in each case plus the applicable margin. The applicable margin ranges from 1.00% to 2.00% per annum in the case of the alternative base rate and from 2.00% to 3.00% per annum in the case of Adjusted Term SOFR, in each case depending on the amount of the loans outstanding in relation to the commitment, which is calculated using the least of the maximum credit amount, the aggregate elected commitment amount and the borrowing base. We are obligated to pay a quarterly commitment fee ranging from 0.375% to 0.500% per year on the unused portion of the commitment. As of March 31, 2023, we had $270.0 million in outstanding borrowings. During the three months ended March 31, 2023, the weighted average interest rate on the Operating Company’s revolving credit facility was 6.10%.

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

As of March 31, 2023, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer of our General Partner have concluded that as of March 31, 2023, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Due to the nature of our business, we are, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities. In the opinion of our management, none of the pending litigation, disputes or claims against us, if decided adversely, will have a material adverse effect on our financial condition, cash flows or results of operations. See Note 12—Commitments and Contingencies of the notes to the condensed consolidated financial statements included elsewhere in this report.

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

As of the date of this filing, we continue to be subject to the risk factors previously disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 23, 2023 and in subsequent filings we make with the SEC. There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

Our common unit repurchase activity for the three months ended March 31, 2023 was as follows:

Period	Total Number of Units Purchased	Average Price Paid Per Unit(1)(3)	Total Number of Units Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Units that May Yet Be Purchased Under the Plan(2)(3)
	(In thousands, except unit amounts)
January 1, 2023 - January 31, 2023	357,868	$31.52	357,868	$518,099
February 1, 2023 - February 28, 2023	198,662	$30.96	198,662	$511,948
March 1, 2023 - March 31, 2023	558,400	$27.33	558,400	$496,685
Total	1,114,930	$29.33	1,114,930
(1)The average price paid per common unit includes any commissions paid to repurchase a common unit.
(2)On July 26, 2022, the board of directors of our General Partner increased the authorization under our then-in-effect common unit repurchase program from $250.0 million to $750.0 million, excluding excise tax. This repurchase program has no expiration date and remains subject to market conditions, applicable legal requirements, contractual obligations and other factors and may be suspended from time to time, modified, extended or discontinued by the board of directors of our General Partner at any time.
(3)The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. All dollar amounts presented exclude such excise taxes, as applicable.

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

3.6
Second Amendment to the Second Amended and Restated Limited Liability Company Agreement of Viper Energy Partners LLC, dated as of December 27, 2021 (incorporated by reference to Exhibit 3.1 of the Partnership’s Current Report on Form 8-K (File 001-36505) filed on December 28, 2021).

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

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Unitholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Condensed Notes to Consolidated Financial Statements.

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

VIPER ENERGY PARTNERS LP

		By:	VIPER ENERGY PARTNERS GP LLC
its General Partner

Date:	May 3, 2023	By:	/s/ Travis D. Stice
Travis D. Stice
Chief Executive Officer

Date:	May 3, 2023	By:	/s/ Teresa L. Dick
Teresa L. Dick
Chief Financial Officer