Form 10-Q
period 2023-06-30
Viper Energy Partners LP
filed 2023-08-03
CIK 1602065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2023
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

As of July 28, 2023, the registrant had outstanding 70,904,057 common units representing limited partner interests and 90,709,946 Class B units representing limited partner interests.

VIPER ENERGY PARTNERS LP
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2023

i

GLOSSARY OF OIL AND NATURAL GAS TERMS
The following is a glossary of certain oil and natural gas terms that are used in this Quarterly Report on Form 10-Q (this “report”):

Argus WTI Midland	Grade of oil that serves as a benchmark price for oil at Midland, Texas.
Basin	A large depression on the earth’s surface in which sediments accumulate.
Bbl or barrel	One stock tank barrel, or 42 U.S. gallons liquid volume, used in this report in reference to crude oil or other liquid hydrocarbons.
BO	One barrel of oil.
BO/d	BO per day.
BOE	One barrel of oil equivalent, with six thousand cubic feet of natural gas being equivalent to one barrel of oil.
BOE/d	BOE per day.
British Thermal Unit or Btu	The quantity of heat required to raise the temperature of one pound of water by one degree Fahrenheit.
Condensate	Liquid hydrocarbons associated with the production of a primarily natural gas reserve.
Henry Hub	Natural gas gathering point that serves as a benchmark price for natural gas futures on the NYMEX.
Horizontal wells	Wells drilled directionally horizontal to allow for development of structures not reachable through traditional vertical drilling mechanisms.
MBbls	Thousand barrels of crude oil or other liquid hydrocarbons.
MBOE	One thousand barrels of crude oil equivalent, determined using a ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.
Mcf	One thousand cubic feet of natural gas.
Mineral interests	The interests in ownership of the resource and mineral rights, giving an owner the right to profit from the extracted resources.
MMBtu	One million British Thermal Units.
MMcf	Million cubic feet of natural gas.
Net royalty acres	Net mineral acres multiplied by the average lease royalty interest and other burdens.
Oil and natural gas properties	Tracts of land consisting of properties to be developed for oil and natural gas resource extraction.
Operator	The individual or company responsible for the exploration and/or production of an oil or natural gas well or lease.
Proved reserves	The estimated quantities of oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be commercially recoverable in future years from known reservoirs under existing economic and operating conditions.
Reserves	The estimated remaining quantities of oil and natural gas and related substances anticipated to be economically producible, as of a given date, by application of development projects to known accumulations. In addition, there must exist, or there must be a reasonable expectation that there will exist, the legal right to produce or a revenue interest in the production, installed means of delivering oil and natural gas or related substances to the market and all permits and financing required to implement the project. Reserves are not assigned to adjacent reservoirs isolated by major, potentially sealing, faults until those reservoirs are penetrated and evaluated as economically producible. Reserves should not be assigned to areas that are clearly separated from a known accumulation by a non-productive reservoir (i.e., absence of reservoir, structurally low reservoir or negative test results). Such areas may contain prospective resources (i.e., potentially recoverable resources from undiscovered accumulations).
Reservoir	A porous and permeable underground formation containing a natural accumulation of producible natural gas and/or crude oil that is confined by impermeable rock or water barriers and is separate from other reservoirs.
Royalty interest	An interest that gives an owner the right to receive a portion of the resources or revenues without having to carry any costs of development, which may be subject to expiration.
Spud	Commencement of actual drilling operations.
Waha Hub	Natural gas gathering point that serves as a benchmark price for natural gas at western Texas and New Mexico.
WTI	West Texas Intermediate, a light sweet blend of oil produced from fields in western Texas and is a grade of oil that serves as a benchmark for oil on the NYMEX.
WTI Cushing	Grade of oil that serves as a benchmark price for oil at Cushing, Oklahoma.

GLOSSARY OF CERTAIN OTHER TERMS
The following is a glossary of certain other terms that are used in this report:

ASU	Accounting Standards Update.
Exchange Act	The Securities Exchange Act of 1934, as amended.
GAAP	Accounting principles generally accepted in the United States.
LTIP	Viper Energy Partners LP Long Term Incentive Plan.
Nasdaq	The Nasdaq Global Select Market.
NYMEX	New York Mercantile Exchange.
OPEC	Organization of the Petroleum Exporting Countries.
Operating Company	Viper Energy Partners LLC, a Delaware limited liability company and a consolidated subsidiary of Viper Energy Partners LP.
SEC	United States Securities and Exchange Commission.
SOFR	The secured overnight financing rate
Notes	The 5.375% Senior Notes due 2027 issued on October 16, 2019.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Various statements contained in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which involve risks, uncertainties, and assumptions. All statements, other than statements of historical fact, including statements regarding our: future performance; business strategy; future operations; estimates and projections of operating income, losses, costs and expenses, returns, cash flow, and financial position; production levels on properties in which we have mineral and royalty interests, developmental activity by other operators; reserve estimates and our ability to replace or increase reserves; our intent to convert into a corporate structure and expectations regarding the timing of such conversion, potential inclusion into certain indices and benchmarks, trading liquidity, tax treatment for our public unitholders post-conversion and related statements; anticipated benefits other of strategic transactions (including acquisitions and divestitures); and plans and objectives of management (including Diamondback’s plans for developing our acreage and our cash distribution policy and repurchases of our common units and/or senior notes) are forward-looking statements. When used in this report, the words “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “guidance,” “intend,” “may,” “model,” “outlook,” “plan,” “positioned,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions (including the negative of such terms) as they relate to us are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. In particular, the factors discussed in this report and detailed under Part II. Item 1A. Risk Factors, and our Annual Report on Form 10-K for the year ended December 31, 2022, could affect our actual results and cause our actual results to differ materially from expectations, estimates or assumptions expressed, forecasted or implied in such forward-looking statements. Unless the context requires otherwise, references to “we,” “us,” “our” or “the Partnership” are intended to mean the business and operations of the Partnership and the Operating Company.

Factors that could cause the outcomes to differ materially include (but are not limited to) the following:

•changes in supply and demand levels for oil, natural gas, and natural gas liquids, and the resulting impact on the price for those commodities;
•the impact of public health crises, including epidemic or pandemic diseases and any related company or government policies or actions;
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

PART I. FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Viper Energy Partners LP
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2023	2022
	(In thousands, except unit amounts)
Assets
Current assets:
Cash and cash equivalents	$13,079	$18,179
Royalty income receivable (net of allowance for credit losses)	80,765	81,657
Royalty income receivable—related party	4,384	6,260
Derivative instruments	—	9,328
Other current assets	7,566	3,196
Total current assets	105,794	118,620
Property:
Oil and natural gas interests, full cost method of accounting ($1,195,923 and $1,297,221 excluded from depletion at June 30, 2023 and December 31, 2022, respectively)	3,590,476	3,464,819
Land	5,688	5,688
Accumulated depletion and impairment	(785,286)	(720,234)
Property, net	2,810,878	2,750,273
Derivative instruments	—	442
Deferred income taxes (net of allowances)	49,124	49,656
Other assets	1,242	1,382
Total assets	$2,967,038	$2,920,373
Liabilities and Unitholders’ Equity
Current liabilities:
Accounts payable	$19	$1,129
Accounts payable—related party	—	306
Accrued liabilities	18,127	19,600
Derivative instruments	8,349	—
Income taxes payable	1,584	911
Total current liabilities	28,079	21,946
Long-term debt, net	649,416	576,895
Derivative instruments	3,373	7
Total liabilities	680,868	598,848
Commitments and contingencies (Note 12)
Unitholders’ equity:
General Partner	609	649
Common units (71,206,622 units issued and outstanding as of June 30, 2023 and 73,229,645 units issued and outstanding as of December 31, 2022)	665,511	689,178
Class B units (90,709,946 units issued and outstanding as of June 30, 2023 and December 31, 2022)	782	832
Total Viper Energy Partners LP unitholders’ equity	666,902	690,659
Non-controlling interest	1,619,268	1,630,866
Total equity	2,286,170	2,321,525
Total liabilities and unitholders’ equity	$2,967,038	$2,920,373

See accompanying notes to condensed consolidated financial statements.

Viper Energy Partners LP
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands, except per unit amounts)
Operating income:
Royalty income	$158,197	$238,830	$319,282	$431,919
Lease bonus income—related party	1,277	—	8,348	6,280
Lease bonus income	1,134	329	1,534	2,731
Other operating income	179	163	581	295
Total operating income	160,787	239,322	329,745	441,225
Costs and expenses:
Production and ad valorem taxes	12,621	16,039	25,508	29,909
Depletion	34,064	31,962	65,051	59,373
General and administrative expenses	2,008	1,880	4,772	3,833
Total costs and expenses	48,693	49,881	95,331	93,115
Income (loss) from operations	112,094	189,441	234,414	348,110
Other income (expense):
Interest expense, net	(11,291)	(9,782)	(20,977)	(19,427)
Gain (loss) on derivative instruments, net	(12,594)	(1,889)	(27,697)	(20,248)
Other income, net	172	32	313	38
Total other expense, net	(23,713)	(11,639)	(48,361)	(39,637)
Income (loss) before income taxes	88,381	177,802	186,053	308,473
Provision for (benefit from) income taxes	8,450	6,182	17,856	8,812
Net income (loss)	79,931	171,620	168,197	299,661
Net income (loss) attributable to non-controlling interest	49,381	137,598	103,680	249,034
Net income (loss) attributable to Viper Energy Partners LP	$30,550	$34,022	$64,517	$50,627

Net income (loss) attributable to common limited partner units:
Basic	$0.42	$0.44	$0.89	$0.66
Diluted	$0.42	$0.44	$0.89	$0.66
Weighted average number of common limited partner units outstanding:
Basic	71,771	76,620	72,249	76,861
Diluted	71,771	76,729	72,249	76,978

See accompanying notes to condensed consolidated financial statements.

Viper Energy Partners LP
Condensed Consolidated Statements of Changes to Unitholders' Equity
(Unaudited)

	Limited Partners				General Partner	Non-Controlling Interest
	Common		Class B		Amount	Amount
	Units	Amount	Units	Amount			Total
	(In thousands)
Balance at December 31, 2022	73,230	$689,178	90,710	$832	$649	$1,630,866	$2,321,525
Unit-based compensation	—	370	—	—	—	—	370
Vesting of restricted stock units	4	—	—	—	—	—	—
Distribution equivalent rights payments	—	(72)	—	—	—	—	(72)
Distributions to public	—	(35,253)	—	—	—	—	(35,253)
Distributions to Diamondback	—	(358)	—	(25)	—	(48,983)	(49,366)
Distributions to General Partner	—	—	—	—	(20)	—	(20)
Change in ownership of consolidated subsidiaries, net	—	11,449	—	—	—	(11,449)	—
Repurchased units as part of unit buyback	(1,115)	(33,022)	—	—	—	—	(33,022)
Net income (loss)	—	33,967	—	—	—	54,299	88,266
Balance at March 31, 2023	72,119	666,259	90,710	807	629	1,624,733	2,292,428
Unit-based compensation	—	259	—	—	—	—	259
Distribution equivalent rights payments	—	(43)	—	—	—	—	(43)
Distributions to public	—	(23,513)	—	—	—	—	(23,513)
Distributions to Diamondback	—	(241)	—	(25)	—	(38,097)	(38,363)
Distributions to General Partner	—	—	—	—	(20)	—	(20)
Change in ownership of consolidated subsidiaries, net	—	16,749	—	—	—	(16,749)	—
Repurchased units as part of unit buyback	(912)	(24,509)	—	—	—	—	(24,509)
Net income (loss)	—	30,550	—	—	—	49,381	79,931
Balance at June 30, 2023	71,207	$665,511	90,710	$782	$609	$1,619,268	$2,286,170

See accompanying notes to condensed consolidated financial statements.

Viper Energy Partners LP
Condensed Consolidated Statements of Changes to Unitholders' Equity - (Continued)
(Unaudited)

	Limited Partners				General Partner	Non-Controlling Interest
	Common		Class B		Amount	Amount
	Units	Amount	Units	Amount			Total
	(In thousands)
Balance at December 31, 2021	78,546	$813,161	90,710	$931	$729	$1,418,007	$2,232,828
Unit-based compensation	—	284	—	—	—	—	284
Distribution equivalent rights payments	—	(64)	—	—	—	—	(64)
Distributions to public	—	(35,830)	—	—	—	—	(35,830)
Distributions to Diamondback	—	(344)	—	(25)	—	(42,634)	(43,003)
Distributions to General Partner	—	—	—	—	(20)	—	(20)
Change in ownership of consolidated subsidiaries, net	—	14,195	—	—	—	(14,195)	—
Repurchased units as part of unit buyback	(1,580)	(39,260)	—	—	—	—	(39,260)
Net income (loss)	—	16,605	—	—	—	111,436	128,041
Balance at March 31, 2022	76,966	768,747	90,710	906	709	1,472,614	2,242,976
Unit-based compensation	—	335	—	—	—	—	335
Distribution equivalent rights payments	—	(113)	—	—	—	—	(113)
Distributions to public	—	(51,077)	—	—	—	—	(51,077)
Distributions to Diamondback	—	(490)	—	(25)	—	(63,497)	(64,012)
Distributions to General Partner	—	—	—	—	(20)	—	(20)
Change in ownership of consolidated subsidiaries, net	—	11,523	—	—	—	(11,523)	—
Repurchased units as part of unit buyback	(1,020)	(28,949)		—	—	—	(28,949)
Net income (loss)	—	34,022	—	—	—	137,598	171,620
Balance at June 30, 2022	75,946	$733,998	90,710	$881	$689	$1,535,192	$2,270,760

See accompanying notes to condensed consolidated financial statements.

Viper Energy Partners LP
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2023	2022
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$168,197	$299,661
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for (benefit from) deferred income taxes	532	—
Depletion	65,051	59,373
(Gain) loss on derivative instruments, net	27,697	20,248
Net cash receipts (payments) on derivatives	(6,212)	(17,029)
Other	1,222	2,893
Changes in operating assets and liabilities:
Royalty income receivable	892	(53,876)
Royalty income receivable—related party	1,876	(8,445)
Accounts payable and accrued liabilities	(2,583)	(5,580)
Accounts payable—related party	(306)	—
Income tax payable	673	2,288
Other	(4,370)	(513)
Net cash provided by (used in) operating activities	252,669	299,020
Cash flows from investing activities:
Acquisitions of oil and natural gas interests—related party	(75,073)	—
Acquisitions of oil and natural gas interests	(48,609)	1,862
Proceeds from sale of oil and natural gas interests	(1,975)	29,336
Other	1,200	—
Net cash provided by (used in) investing activities	(124,457)	31,198
Cash flows from financing activities:
Proceeds from borrowings under credit facility	191,000	144,000
Repayment on credit facility	(119,000)	(198,000)
Repayment of senior notes	—	(48,963)
Repurchased units as part of unit buyback	(57,531)	(68,209)
Distributions to public	(58,881)	(87,084)
Distributions to Diamondback	(87,729)	(107,015)
Other	(1,171)	(83)
Net cash provided by (used in) financing activities	(133,312)	(365,354)
Net increase (decrease) in cash and cash equivalents	(5,100)	(35,136)
Cash, cash equivalents and restricted cash at beginning of period	18,179	39,448
Cash, cash equivalents and restricted cash at end of period	$13,079	$4,312

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

As of June 30, 2023, Viper Energy Partners GP LLC (the “General Partner”) held a 100% general partner interest in the Partnership and Diamondback Energy, Inc. (“Diamondback”) beneficially owned approximately 57% of the Partnership’s total limited partner units outstanding. Diamondback owns and controls the General Partner.

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

Making accurate estimates and assumptions is particularly difficult in the oil and natural gas industry given the challenges resulting from volatility in oil and natural gas prices. For instance, the war in Ukraine, rising interest rates, global supply chain disruptions, concerns about a potential economic downturn or recession, and measures to combat persistent inflation and instability in the financial sector have contributed to recent pricing and economic volatility. The financial results of companies in the oil and natural gas industry have been and may continue to be impacted materially as a result of changing market conditions. Such circumstances generally increase uncertainty in the Partnership’s accounting estimates, particularly those involving financial forecasts.

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

Related Party Transactions

Royalty Income Receivable

As of June 30, 2023 and December 31, 2022, Diamondback, either directly or through its consolidated subsidiaries, owed the Partnership $4.4 million and $6.3 million, respectively for royalty income received from third parties for the Partnership’s production, which had not yet been remitted to the Partnership.

Lease Bonus Income

During the three and six months ended June 30, 2023 and the six months ended June 30, 2022, Diamondback, either directly or through its consolidated subsidiaries, paid the Partnership $1.3 million, $8.3 million and $6.3 million, respectively, of lease bonus income primarily related to new leases in the Midland Basin. There was no lease bonus income for the three months ended June 30, 2022.

See Note 4—Acquisitions and Divestitures for significant related party acquisitions of oil and natural gas interests. All other significant related party transactions with Diamondback or its affiliates have been stated on the face of the condensed consolidated financial statements as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022.

Accrued Liabilities

Accrued liabilities consist of the following:

	June 30,	December 31,
	2023	2022
	(In thousands)
Interest payable	$4,449	$3,972
Ad valorem taxes payable	9,963	12,492
Derivatives instruments payable	1,756	1,684
Other	1,959	1,452
Total accrued liabilities	$18,127	$19,600

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

The following table disaggregates the Partnership’s total royalty income by product type:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Oil income	$139,300	$191,195	$275,919	$346,246
Natural gas income	5,090	23,793	14,081	38,983
Natural gas liquids income	13,807	23,842	29,282	46,690
Total royalty income	$158,197	$238,830	$319,282	$431,919

4.    ACQUISITIONS AND DIVESTITURES

2023 Activity

Drop Down Transaction

On March 8, 2023, the Partnership completed the acquisition of certain mineral and royalty interests from subsidiaries of Diamondback for approximately $74.5 million in cash, including customary post-closing adjustments for net title benefits (the ‘‘Drop Down’’). The mineral and royalty interests acquired in the Drop Down represent approximately 660 net royalty acres in Ward County in the Southern Delaware Basin, 100% of which are operated by Diamondback, and have an average net royalty interest of approximately 7.2% and current production of approximately 300 BO/d, approximately 72% of which is from oil. The Partnership funded the Drop Down through a combination of cash on hand and borrowings under the Operating Company’s revolving credit facility. The Drop Down was accounted for as a transaction between entities under common control with the properties acquired recorded at Diamondback’s historical carrying value in the Partnership’s condensed consolidated balance sheet. The historical carrying value of the properties approximated the Drop Down purchase price.

Other Acquisitions

Additionally in the first half of 2023, the Partnership acquired, in individually insignificant transactions from unrelated third-party sellers, mineral and royalty interests representing 203 net royalty acres in the Permian Basin for an aggregate purchase price of approximately $48.1 million, subject to customary post-closing adjustments. The Partnership funded these acquisitions with cash on hand and borrowings under the Operating Company’s revolving credit facility.

2022 Activity

Acquisitions

During the year ended December 31, 2022, in individually insignificant transactions, the Partnership acquired, from unrelated third-party sellers, mineral and royalty interests representing 375 net royalty acres in the Permian Basin for an aggregate net purchase price of approximately $65.8 million, including certain customary post-closing adjustments. The Partnership funded these acquisitions with cash on hand and borrowings under the Operating Company’s revolving credit facility.

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

In the fourth quarter of 2022, the Partnership divested its entire position in the Eagle Ford Shale consisting of 681 net royalty acres of third party operated acreage for an aggregate net sales price of $53.7 million, including customary closing adjustments.

5.    OIL AND NATURAL GAS INTERESTS

Oil and natural gas interests include the following:

	June 30,	December 31,
	2023	2022
	(In thousands)
Oil and natural gas interests:
Subject to depletion	$2,394,553	$2,167,598
Not subject to depletion	1,195,923	1,297,221
Gross oil and natural gas interests	3,590,476	3,464,819
Accumulated depletion and impairment	(785,286)	(720,234)
Oil and natural gas interests, net	2,805,190	2,744,585
Land	5,688	5,688
Property, net of accumulated depletion and impairment	$2,810,878	$2,750,273

As of June 30, 2023 and December 31, 2022, the Partnership had mineral and royalty interests representing 27,178 and 26,315 net royalty acres, respectively.

No impairment expense was recorded on the Partnership’s oil and natural gas interests for the three and six months ended June 30, 2023 and 2022 based on the results of the respective quarterly ceiling tests. In addition to commodity prices, the Partnership’s production rates, levels of proved reserves, transfers of unevaluated properties and other factors will determine its actual ceiling test limitations and impairment analysis in future periods. If the trailing 12-month commodity prices decline as compared to the commodity prices used in prior quarters, the Partnership may have material write-downs in subsequent quarters.

6.    DEBT

Long-term debt consisted of the following as of the dates indicated:

	June 30,	December 31,
	2023	2022
	(In thousands)
5.375% senior unsecured notes due 2027	$430,350	$430,350
Revolving credit facility	224,000	152,000
Unamortized debt issuance costs	(1,171)	(1,306)
Unamortized discount	(3,763)	(4,149)
Total long-term debt	$649,416	$576,895

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
The Operating Company’s Revolving Credit Facility

On May 31, 2023, the Operating Company entered into a tenth amendment to the existing credit agreement, which among other things, (i) maintained the maximum credit amount of $2.0 billion, (ii) increased the borrowing base from $580.0 million to $1.0 billion and (iii) increased the elected commitment amount from $500.0 million to $750.0 million. The borrowing base is scheduled to be redetermined semi-annually in May and November. As of June 30, 2023, the Operating Company had $224.0 million of outstanding borrowings and $526.0 million available for future borrowings. During the three and six months ended June 30, 2023 and 2022, the weighted average interest rates on the Operating Company’s revolving credit facility were 7.53%, 7.24%, 3.20% and 2.88%, respectively. The revolving credit facility will mature on June 2, 2025.

As of June 30, 2023, the Operating Company was in compliance with the financial maintenance covenants under its credit agreement.

7.    UNITHOLDERS’ EQUITY AND DISTRIBUTIONS

The Partnership has General Partner and limited partner units. At June 30, 2023, the Partnership had a total of 71,206,622 common units issued and outstanding and 90,709,946 Class B units issued and outstanding, of which 731,500 common units and 90,709,946 Class B units were beneficially owned by Diamondback, representing approximately 57% of the Partnership’s total units outstanding. At June 30, 2023, Diamondback also beneficially owns 90,709,946 Operating Company units, representing a 56% non-controlling ownership interest in the Operating Company. The Operating Company units and the Partnership’s Class B units beneficially owned by Diamondback are exchangeable from time to time for the Partnership’s common units (that is, one Operating Company unit and one Partnership Class B unit, together, will be exchangeable for one Partnership common unit).

Common Unit Repurchase Program

The board of directors of the Partnership’s General Partner has approved a common unit repurchase program to acquire up to $750.0 million of the Partnership’s outstanding common units, excluding excise tax, over an indefinite period of time. The Partnership intends to purchase common units under the repurchase program opportunistically with funds from cash on hand, free cash flow from operations and potential liquidity events such as the sale of assets. This repurchase program may be suspended from time to time, modified, extended or discontinued by the board of directors of the Partnership’s General Partner at any time. During the three and six months ended June 30, 2023 and 2022, the Partnership repurchased, excluding excise tax, approximately $24.3 million, $57.0 million, $28.9 million and $68.2 million of common units under the repurchase program, respectively. Repurchases for the six months ended June 30, 2022 include approximately $37.3 million for the repurchase of 1.5 million common units from a significant unitholder in a privately negotiated transaction in the first quarter of 2022. As of June 30, 2023, $472.4 million remains available under the repurchase program, excluding excise tax.

Cash Distributions

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

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
The following table presents information regarding cash distributions approved by the board of directors of the General Partner for the periods presented (in thousands, except for per unit amounts):

Period	Amount per Operating Company Unit	Operating Company Distributions to Diamondback	Amount per Common Unit	Distributions to Common Unitholders(1)	Declaration Date	Unitholder Record Date	Payment Date
Q4 2022	$0.54	$48,983	$0.49	$35,683	February 15, 2023	March 3, 2023	March 10, 2023
Q1 2023	$0.42	$38,097	$0.33	$23,797	April 26, 2023	May 11, 2023	May 18, 2023
(1)Includes amounts paid to Diamondback for the 731,500 common units beneficially owned by Diamondback and distribution equivalent rights payments.

Cash distributions will be made to the common unitholders of record on the applicable record date, generally within 60 days after the end of each quarter.

Change in Ownership of Consolidated Subsidiaries

Non-controlling interest in the accompanying condensed consolidated financial statements represents Diamondback’s ownership in the net assets of the Operating Company. Diamondback’s relative ownership interest in the Operating Company can change due to the Partnership’s public offerings, issuance of units for acquisitions, issuance of unit-based compensation, repurchases of common units and distribution equivalent rights paid on the Partnership’s units. These changes in ownership percentage result in adjustments to non-controlling interest and common unitholder equity, tax effected, but do not impact earnings. The following table summarizes the changes in common unitholder equity due to changes in ownership interest during the period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Net income (loss) attributable to the Partnership	$30,550	$34,022	$64,517	$50,627
Change in ownership of consolidated subsidiaries	16,749	11,523	28,198	25,718
Change from net income (loss) attributable to the Partnership's unitholders and transfers to non-controlling interest	$47,299	$45,545	$92,715	$76,345

8.    EARNINGS PER COMMON UNIT

The net income (loss) per common unit on the condensed consolidated statements of operations is based on the net income (loss) attributable to the Partnership’s common units for the three and six months ended June 30, 2023 and 2022. The Partnership’s net income (loss) is allocated wholly to the common units, as the General Partner does not have an economic interest.

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

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
A reconciliation of the components of basic and diluted earnings per common unit is presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands, except per unit amounts)
Net income (loss) attributable to the period	$30,550	$34,022	$64,517	$50,627
Less: distributed and undistributed earnings allocated to participating securities(1)	56	113	123	177
Net income (loss) attributable to common unitholders	$30,494	$33,909	$64,394	$50,450
Weighted average common units outstanding:
Basic weighted average common units outstanding	71,771	76,620	72,249	76,861
Effect of dilutive securities:
Potential common units issuable(2)	—	109	—	117
Diluted weighted average common units outstanding	71,771	76,729	72,249	76,978
Net income (loss) per common unit, basic	$0.42	$0.44	$0.89	$0.66
Net income (loss) per common unit, diluted	$0.42	$0.44	$0.89	$0.66
(1)    Unvested restricted stock units that contain non-forfeitable distribution equivalent rights granted are considered participating securities and therefore are included in the earnings per unit calculation pursuant to the two-class method.
(2)    For the three and six months ended June 30, 2023 and 2022, there were no potential common units excluded from the computation of diluted earnings per common unit because their inclusion would have been anti-dilutive.

9.    INCOME TAXES

The following table provides the Partnership’s provision for (benefit from) income taxes and the effective income tax rate for the dates indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands, except for tax rate)
Provision for (benefit from) income taxes	$8,450	$6,182	$17,856	$8,812
Effective tax rate	9.6%	3.5%	9.6%	2.9%

The Partnership’s effective income tax rate for the three and six months ended June 30, 2023 differed from the amount computed by applying the United States federal statutory tax rate to pre-tax income for the period primarily due to net income attributable to the non-controlling interest. The Partnership’s effective income tax rate for the three and six months ended June 30, 2022 differed from the amount computed by applying the United States federal statutory tax rate to pre-tax income for the period primarily due to net income attributable to the non-controlling interest and the impact of maintaining a valuation allowance on the Partnership’s deferred tax assets.

As of June 30, 2023, the Partnership maintained a partial valuation allowance against its deferred tax assets considered not more likely than not to be realized, based on its assessment of all available evidence, both positive and negative, as required by applicable accounting standards.

As of June 30, 2022, the Partnership had a full valuation allowance against its deferred tax assets, based on its assessment of all available evidence, both positive and negative, supporting realizability of the Partnership’s deferred tax assets.

The Inflation Reduction Act of 2022 (“IRA”) was enacted on August 16, 2022, and imposed an excise tax of 1% on the fair market value of certain public company stock/unit repurchases for tax years beginning after December 31, 2022, and included several other provisions applicable to U.S. income taxes for corporations. The Partnership’s excise tax during the three and six months ended June 30, 2023 was immaterial and is recognized as part of the cost basis of the units repurchased.

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

Commodity Contracts

The Partnership historically has used fixed price swap contracts, fixed price basis swap contracts and costless collars with corresponding put and call options to reduce price volatility associated with certain of its royalty income. At June 30, 2023, the Partnership has put options and fixed price basis swaps outstanding.

The Partnership’s derivative contracts are based upon reported settlement prices on commodity exchanges, with put contracts for oil based on WTI Cushing and fixed price basis swaps for oil based on the spread between the WTI Cushing crude oil price and the Argus WTI Midland crude oil price. The Partnership’s fixed price basis swaps for natural gas are for the spread between the Waha Hub natural gas price and the Henry Hub natural gas price. The weighted average differential represents the amount of reduction to the WTI Cushing oil price and the Waha Hub natural gas price for the notional volumes covered by the basis swap contracts.

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

As of June 30, 2023, the Partnership had the following outstanding derivative contracts. When aggregating multiple contracts, the weighted average contract price is disclosed.

					Swaps	Puts
Settlement Month	Settlement Year	Type of Contract	Bbls/Mcf Per Day	Index	Weighted Average Differential	Strike Price	Deferred Premium
OIL
Jul. - Sep.	2023	Puts	12,000	WTI Cushing	$—	$55.00	$1.80
Oct. - Dec.	2023	Puts	12,000	WTI Cushing	$—	$55.00	$1.85
Jul. - Dec.	2023	Basis Swaps	4,000	Argus WTI Midland	$1.05	$—	$—
NATURAL GAS
Jul. - Dec.	2023	Basis Swaps	30,000	Waha Hub	$(1.33)	$—	$—
Jan. - Dec.	2024	Basis Swaps	30,000	Waha Hub	$(1.20)	$—	$—

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
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
Gains and Losses on Derivative Instruments

The following table summarizes the gains and losses on derivative instruments included in the condensed consolidated statements of operations and the net cash receipts (payments) on derivatives for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Gain (loss) on derivative instruments	$(12,594)	$(1,889)	$(27,697)	$(20,248)
Net cash receipts (payments) on derivatives(1)	$(3,997)	$(6,765)	$(6,212)	$(17,029)
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

The following table provides (i) fair value measurement information for financial assets and liabilities measured at fair value on a recurring basis, (ii) the gross amounts of recognized derivative assets and liabilities, (iii) the amounts offset under master netting arrangements with counterparties and (iv) the resulting net amounts presented in the Partnership’s condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022:

	As of June 30, 2023
	Level 1	Level 2	Level 3	Total Gross Fair Value	Gross Amounts Offset in Balance Sheet	Net Fair Value Presented in Balance Sheet
	(In thousands)
Assets:
Current:
Derivative instruments	$—	$1,541	$—	$1,541	$(1,541)	$—
Liabilities:
Current:
Derivative instruments	$—	$9,890	$—	$9,890	$(1,541)	$8,349
Non-current:
Derivative instruments	$—	$3,373	$—	$3,373	$—	$3,373

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total Gross Fair Value	Gross Amounts Offset in Balance Sheet	Net Fair Value Presented in Balance Sheet
	(In thousands)
Assets:
Current:
Derivative instruments	$—	$13,296	$—	$13,296	$(3,968)	$9,328
Non-current:
Derivative instruments	$—	$1,911	$—	$1,911	$(1,469)	$442
Liabilities:
Current:
Derivative instruments	$—	$3,968	$—	$3,968	$(3,968)	$—
Non-current:
Derivative instruments	$—	$1,476	$—	$1,476	$(1,469)	$7

Assets and Liabilities Not Recorded at Fair Value

The following table provides the fair value of financial instruments that are not recorded at fair value in the condensed consolidated balance sheets:

	June 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Debt:
Revolving credit facility	$224,000	$224,000	$152,000	$152,000
5.375% senior notes due 2027(1)	$425,416	$413,097	$424,895	$411,634
(1) The carrying value includes associated deferred loan costs and any discount.

The fair value of the Operating Company’s revolving credit facility approximates the carrying value based on borrowing rates available to the Partnership for bank loans with similar terms and maturities and is classified as Level 2 in the fair value hierarchy. The fair value of the Notes was determined using the June 30, 2023 quoted market price, a Level 1 classification in the fair value hierarchy.

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

13.    SUBSEQUENT EVENTS

Cash Distribution

On July 25, 2023, the board of directors of the General Partner approved an increase to the Partnership’s annual base dividend to $1.08 per common unit beginning with the distribution payable for the second quarter of 2023, and a cash distribution for the second quarter of 2023 of $0.36 per common unit and $0.44 per Class B unit, payable on August 17, 2023, to eligible unitholders of record at the close of business on August 10, 2023. For the second quarter of 2023, the distribution to common unitholders consists of a base quarterly distribution of $0.27 per common unit and a variable quarterly distribution of $0.09 per common unit.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto presented in this report as well as our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors. See Part II. Item 1A. Risk Factors and Cautionary Statement Regarding Forward-Looking Statements.

Overview

We are a publicly traded Delaware limited partnership formed by Diamondback to own and acquire mineral and royalty interests in oil and natural gas properties primarily in the Permian Basin. We operate in one reportable segment. Since May 10, 2018, we have been treated as a corporation for U.S. federal income tax purposes.

Recent Developments

Commodity Prices

Prices for oil, natural gas and natural gas liquids are determined primarily by prevailing market conditions. Regional and worldwide economic activity, including any economic downturn or recession that has occurred or may occur in the future, extreme weather conditions and other substantially variable factors influence market conditions for these products. These factors are beyond our control and are difficult to predict. During the first half of 2023 and 2022, the NYMEX WTI price averaged $74.77 and $101.77 per Bbl, respectively, and NYMEX Henry Hub price averaged $2.54 and $6.04 per MMBtu, respectively. The war in Ukraine, rising interest rates, global supply chain disruptions, concerns about a potential economic downturn or recession, measures to combat persistent inflation and instability in the financial sector have contributed to recent economic and pricing volatility and may continue to impact pricing throughout 2023. Additionally, OPEC and its non-OPEC allies, known collectively as OPEC+, continues to meet regularly to evaluate the state of global oil supply, demand and inventory levels.

Cash Distribution Update

On July 25, 2023, the board of directors of the General Partner approved an increase to the Partnership’s annual base dividend to $1.08 per common unit beginning with our distribution payable for the second quarter of 2023.

Intent to Convert into Corporate Structure

On July 31, 2023, we announced our intent to convert our legal status from a Delaware limited partnership into a Delaware corporation. The conversion is expected to be completed by or before December 31, 2023. After the conversion, it is expected that our current limited partners would own the same percentage of the corporation’s outstanding shares as they currently own of the Partnership’s outstanding equity interests.

In connection with the conversion, we intend to adopt a corporate governance structure designed to meet the eligibility requirements for certain indices and benchmarks, which we believe would further broaden our investor base and improve our trading liquidity, although no assurances can be provided regarding inclusion in any such index or benchmark. Because we are already treated as a corporation for U.S. federal income tax purposes, we expect that the conversion of our entity form into a Delaware corporation will not impact the current tax treatment for the Partnership’s current public common unitholders.

Upon conversion, it is intended that our common stockholders will have the ability to vote on all matters on which stockholders of a corporation are generally entitled to vote under the Delaware General Corporation Law, including the election of our board of directors. Immediately following the proposed conversion, we would be a “controlled company” under the Nasdaq rules because Diamondback would own more than 50% of the voting power of our common stock. In addition, Diamondback intends to continue to provide general and administrative services to us post-conversion in substantially the same manner as Diamondback currently provides. At or around the actual conversion, we intend to provide additional information regarding the post-conversion structural arrangements, including the terms of our post-conversion governing documents and the arrangements providing for Diamondback’s provision of services to us post-conversion. It is expected that post-conversion, our publicly traded common stock will be traded on Nasdaq under the existing ticker symbol “VNOM.”

Production and Operational Update

Our footprint of mineral and royalty interests totaled 27,178 net royalty acres, approximately 58% of which are operated by Diamondback, as of June 30, 2023. Continuing the trend of increasing production, average oil production per day during the second quarter of 2023 was the highest in the Partnership’s history. There are currently 47 rigs operating on our mineral and royalty acreage, eight of which are operated by Diamondback. As a result of the continued outperformance of our production goals, we have increased our third quarter 2023 oil production guidance by approximately four percent at midpoint compared to average daily oil production in the second quarter of 2023. Due to Diamondback’s consistent focus on developing our high concentration royalty acreage, primarily in the Northern Midland Basin, we expect our Diamondback-operated full year 2023 oil production to increase by over 15% compared to 2022, with a further increase of approximately 10% expected for the full year 2024.

The following table summarizes our gross well information for the second quarter ended June 30, 2023:

	Diamondback Operated	Third Party Operated	Total
Horizontal wells turned to production(1):
Gross wells	81	204	285
Net 100% royalty interest wells	3.9	2.0	5.9
Average percent net royalty interest	4.8%	1.0%	2.1%

Horizontal producing well count:
Gross wells	1,653	4,189	5,842
Net 100% royalty interest wells	120.8	68.1	188.9
Average percent net royalty interest	7.3%	1.6%	3.2%

Horizontal active development well count(2):
Gross wells	110	353	463
Net 100% royalty interest wells	6.5	2.9	9.4
Average percent net royalty interest	5.9%	0.8%	2.0%

Line of sight wells(3):
Gross wells	206	371	577
Net 100% royalty interest wells	12.3	5.6	17.9
Average percent net royalty interest	6.0%	1.5%	3.1%
(1) Average lateral length of 11,403.
(2) The total 463 gross wells currently in the process of active development are those wells that have been spud and are expected to be turned to production within approximately the next six to eight months.
(3) The total 577 gross line-of-sight wells are those that are not currently in the process of active development, but for which we have reason to believe that they will be turned to production within approximately the next 15 to 18 months. The expected timing of these line-of-sight wells is based primarily on permitting by third party operators or Diamondback’s current expected completion schedule. Existing permits or active development of our royalty acreage does not ensure that those wells will be turned to production given the volatility in oil prices.

Comparison of the Three Months Ended June 30, 2023 and March 31, 2023

Results of Operations

The following table summarizes our income and expenses for the periods indicated:

	Three Months Ended
	June 30, 2023	March 31, 2023
	(In thousands)
Operating income:
Oil income	$139,300	$136,619
Natural gas income	5,090	8,991
Natural gas liquids income	13,807	15,475
Royalty income	158,197	161,085
Lease bonus income—related party	1,277	7,071
Lease bonus income	1,134	400
Other operating income	179	402
Total operating income	160,787	168,958
Costs and expenses:
Production and ad valorem taxes	12,621	12,887
Depletion	34,064	30,987
General and administrative expenses	2,008	2,764
Total costs and expenses	48,693	46,638
Income (loss) from operations	112,094	122,320
Other income (expense):
Interest expense, net	(11,291)	(9,686)
Gain (loss) on derivative instruments, net	(12,594)	(15,103)
Other income, net	172	141
Total other expense, net	(23,713)	(24,648)
Income (loss) before income taxes	88,381	97,672
Provision for (benefit from) income taxes	8,450	9,406
Net income (loss)	79,931	88,266
Net income (loss) attributable to non-controlling interest	49,381	54,299
Net income (loss) attributable to Viper Energy Partners LP	$30,550	$33,967

The following table summarizes our production data, average sales prices and average costs for the periods indicated:

	Three Months Ended
	June 30, 2023	March 31, 2023
Production data:
Oil (MBbls)	1,924	1,810
Natural gas (MMcf)	4,685	4,224
Natural gas liquids (MBbls)	724	633
Combined volumes (MBOE)(1)	3,429	3,147

Average daily oil volumes (BO/d)	21,143	20,111
Average daily combined volumes (BOE/d)	37,681	34,967

Average sales prices:
Oil ($/Bbl)	$72.40	$75.48
Natural gas ($/Mcf)	$1.09	$2.13
Natural gas liquids ($/Bbl)	$19.07	$24.45
Combined ($/BOE)(2)	$46.14	$51.19

Oil, hedged ($/Bbl)(3)	$71.39	$74.30
Natural gas, hedged ($/Mcf)(3)	$0.65	$2.11
Natural gas liquids ($/Bbl)(3)	$19.07	$24.45
Combined price, hedged ($/BOE)(3)	$44.97	$50.48

Average costs ($/BOE):
Production and ad valorem taxes	$3.68	$4.10
General and administrative - cash component(4)	0.51	0.76
Total operating expense - cash	$4.19	$4.86

General and administrative - non-cash unit compensation expense	$0.08	$0.12
Interest expense, net	$3.29	$3.08
Depletion	$9.93	$9.85
(1)Bbl equivalents are calculated using a conversion rate of six Mcf per one Bbl.
(2)Realized price net of all deducts for gathering, transportation and processing.
(3)Hedged prices reflect the impact of cash settlements of our matured commodity derivative transactions on our average sales prices.
(4)Excludes non-cash unit-based compensation expense for the respective periods presented.

Royalty Income

Our royalty income is a function of oil, natural gas and natural gas liquids production volumes sold and average prices received for those volumes.

Royalty income decreased $2.9 million during the second quarter of 2023 compared to the first quarter of 2023. Changes in average pricing contributed to approximately $14.7 million of the total decrease due to lower average prices for oil, natural gas and natural gas liquids received for our production in the second quarter of 2023. The impact of lower pricing was partially offset by an increase of $11.8 million in royalty income due to 9% growth in production in the second quarter of 2023 compared to the first quarter of 2023, which resulted primarily from new well development in areas where Viper has a higher royalty interest.

Lease Bonus Income-Related Party

Lease bonus income from Diamondback decreased $5.8 million due primarily to receiving payment for two leases and two lease extensions covering approximately 165 net mineral acres in the second quarter of 2023 compared to receiving payment for one lease covering approximately 257 net mineral acres in Martin County, TX from Diamondback in the first quarter of 2023.

Production and Ad Valorem Taxes

The following table presents production and ad valorem taxes for the three months ended June 30, 2023 and March 31, 2023:

	Three Months Ended
	June 30, 2023			March 31, 2023
	Amount (In thousands)	Per BOE	Percentage of Royalty Income	Amount (In thousands)	Per BOE	Percentage of Royalty Income
Production taxes	$7,807	$2.28	5.0%	$8,177	$2.60	5.1%
Ad valorem taxes	4,814	1.40	3.0	4,710	1.50	2.9
Total production and ad valorem taxes	$12,621	$3.68	8.0%	$12,887	$4.10	8.0%

In general, production taxes are directly related to production revenues and are based upon current year commodity prices. Production taxes as a percentage of royalty income for the second quarter of 2023 were consistent with the first quarter of 2023. Ad valorem taxes are based, among other factors, on property values driven by prior year commodity prices, and were also consistent for the second quarter of 2023 compared to the first quarter of 2023.

Depletion

The $3.1 million increase in depletion expense for the second quarter of 2023 compared to the first quarter of 2023 was due primarily to production growth between the periods. The average depletion rate also increased slightly to $9.93 per BOE for the second quarter of 2023 compared to $9.85 per BOE for the first quarter of 2023.

Derivative Instruments

The following table shows the net gain (loss) on derivative instruments and the net cash receipts (payments) on derivatives for the periods presented:

	Three Months Ended
	June 30, 2023	March 31, 2023
	(In thousands)
Gain (loss) on derivative instruments	$(12,594)	$(15,103)
Net cash receipts (payments) on derivatives	$(3,997)	$(2,215)

We recorded losses on our derivative instruments for the three months ended June 30, 2023 and March 31, 2023 primarily due to a decrease in the differential spread compared to contract terms on our natural gas basis swaps. We are required to recognize all derivative instruments on our balance sheet as either assets or liabilities measured at fair value. See Note 10—Derivatives of the notes to the condensed consolidated financial statements for additional discussion of our open contracts at June 30, 2023.

Provision for (Benefit from) Income Taxes

The $1.0 million decrease in income tax expense for the second quarter of 2023 compared to the first quarter of 2023 is primarily due to the decrease in pre-tax income attributable to the Partnership. See Note 9—Income Taxes of the notes to the condensed consolidated financial statements for further details.

Comparison of the Six Months Ended June 30, 2023 and 2022

Results of Operations

The following table summarizes our income and expenses for the periods indicated:

	Six Months Ended June 30,
	2023	2022

Operating income:
Oil income	$275,919	$346,246
Natural gas income	14,081	38,983
Natural gas liquids income	29,282	46,690
Royalty income	319,282	431,919
Lease bonus income—related party	8,348	6,280
Lease bonus income	1,534	2,731
Other operating income	581	295
Total operating income	329,745	441,225
Costs and expenses:
Production and ad valorem taxes	25,508	29,909
Depletion	65,051	59,373
General and administrative expenses	4,772	3,833
Total costs and expenses	95,331	93,115
Income (loss) from operations	234,414	348,110
Other income (expense):
Interest expense, net	(20,977)	(19,427)
Gain (loss) on derivative instruments, net	(27,697)	(20,248)
Other income, net	313	38
Total other expense, net	(48,361)	(39,637)
Income (loss) before income taxes	186,053	308,473
Provision for (benefit from) income taxes	17,856	8,812
Net income (loss)	168,197	299,661
Net income (loss) attributable to non-controlling interest	103,680	249,034
Net income (loss) attributable to Viper Energy Partners LP	$64,517	$50,627

The following table summarizes our production data, average sales prices and average costs for the periods indicated:

	Six Months Ended June 30,
	2023	2022
Production data:
Oil (MBbls)	3,734	3,431
Natural gas (MMcf)	8,909	7,627
Natural gas liquids (MBbls)	1,357	1,193
Combined volumes (MBOE)(1)	6,576	5,895

Average daily oil volumes (BO/d)	20,630	18,956
Average daily combined volumes (BOE/d)	36,331	32,569

Average sales prices:
Oil ($/Bbl)	$73.89	$100.92
Natural gas ($/Mcf)	$1.58	$5.11
Natural gas liquids ($/Bbl)	$21.58	$39.14
Combined ($/BOE)(2)	$48.55	$73.27

Oil, hedged ($/Bbl)(3)	$72.80	$99.14
Natural gas, hedged ($/Mcf)(3)	$1.34	$4.22
Natural gas liquids ($/Bbl)(3)	$21.58	$39.14
Combined price, hedged ($/BOE)(3)	$47.61	$71.09

Average costs ($/BOE):
Production and ad valorem taxes	$3.88	$5.07
General and administrative - cash component(4)	0.63	0.55
Total operating expense - cash	$4.51	$5.62

General and administrative - non-cash unit compensation expense	$0.10	$0.11
Interest expense, net	$3.19	$3.30
Depletion	$9.89	$10.07
(1)Bbl equivalents are calculated using a conversion rate of six Mcf per one Bbl.
(2)Realized price net of all deducts for gathering, transportation and processing.
(3)Hedged prices reflect the impact of cash settlements of our matured commodity derivative transactions on our average sales prices.
(4)Excludes non-cash unit-based compensation expense for the respective periods presented.

Royalty Income

Our royalty income is a function of oil, natural gas and natural gas liquids production volumes sold and average prices received for those volumes.

Royalty income decreased $112.6 million during the six months ended June 30, 2023 compared to the same period in 2022. Changes in average pricing during 2023 contributed to approximately $156.2 million of the total decrease due primarily to lower average oil prices, natural gas and natural gas liquids prices received for our production in 2023. The decrease due to lower pricing was partially offset by $43.5 million in additional royalty income due to a 12% increase in production volumes during the six months ended June 30, 2023 compared to the same period in 2022. This production growth stems from new well development in areas where Viper has a higher royalty interest between periods.

Production and Ad Valorem Taxes

The following table presents production and ad valorem taxes for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023			2022
	Amount (In thousands)	Per BOE	Percentage of Royalty Income	Amount (In thousands)	Per BOE	Percentage of Royalty Income
Production taxes	$15,984	$2.43	5.0%	$21,894	$3.71	5.1%
Ad valorem taxes	9,524	1.45	3.0	8,015	1.36	1.9
Total production and ad valorem taxes	$25,508	$3.88	8.0%	$29,909	$5.07	7.0%

In general, production taxes are directly related to production revenues and are based upon current year commodity prices. Production taxes as a percentage of royalty income for the six months ended June 30, 2023 remained consistent with the same period in 2022. Ad valorem taxes are based, among other factors, on property values driven by prior year commodity prices. The increase in ad valorem taxes is primarily due to higher valuations assigned to our oil and natural gas interests period over period driven by higher average commodity prices in 2022.

Depletion

The $5.7 million increase in depletion expense for the six months ended June 30, 2023 compared to the same period in 2022 was due primarily to production growth between the periods resulting largely from new well development. The average depletion rate decreased slightly to $9.89 for the six months ended June 30, 2023 compared to the rate of $10.07 for the same period in 2022 due primarily to lower value leasehold being transferred into the amortization base during 2023.

Derivative Instruments

The following table shows the net gain (loss) on derivative instruments and the net cash receipts (payments) on derivatives for the periods presented:

	Six Months Ended June 30,
	2023	2022
	(In thousands)
Gain (loss) on derivative instruments	$(27,697)	$(20,248)
Net cash receipts (payments) on derivatives(1)	$(6,212)	$(17,029)
(1)The six months ended June 30, 2022 includes cash paid on commodity contracts terminated prior to their contractual maturity of $4.2 million.

We recorded losses on our derivative instruments for the six months ended June 30, 2023 and 2022 primarily due to market prices being higher than the strike prices on our open derivative contracts. We are required to recognize all derivative instruments on our balance sheet as either assets or liabilities measured at fair value. See Note 10—Derivatives of the notes to the condensed consolidated financial statements for additional discussion of our open contracts at June 30, 2023.

Provision for (Benefit from) Income Taxes

The $9.0 million increase in income tax expense for the six months ended June 30, 2023 compared to the same period in 2022 resulted primarily from the increase in pre-tax income attributable to the Partnership as a result of the expiration of the special income allocation at December 31, 2022 and the impact of maintaining a valuation allowance against the Partnership’s deferred tax assets as of June 30, 2022. See Note 9—Income Taxes of the notes to the condensed consolidated financial statements for further details.

Net Income (Loss) Attributable to Non-controlling Interest

The $145.4 million decrease in net income (loss) attributable to non-controlling interest for the six months ended June 30, 2023 compared to the same period in 2022 is primarily due to the expiration of the special income allocation at December 31, 2022.

Liquidity and Capital Resources

Overview of Sources and Uses of Cash

As we pursue our business and financial strategy, we regularly consider which capital resources, including cash flow and equity and debt financings, are available to meet our future financial obligations and liquidity requirements. Our future ability to grow proved reserves will be highly dependent on the capital resources available to us. Our primary sources of liquidity have been cash flows from operations, proceeds from sales of non-core assets, equity and debt offerings and borrowings under the Operating Company’s credit agreement. Our primary uses of cash have been distributions to our unitholders, repayments of debt, capital expenditures for the acquisition of our mineral and royalty interests in oil and natural gas properties and repurchases of our common units. At June 30, 2023, we had approximately $539.1 million of liquidity consisting of $13.1 million in cash and cash equivalents and $526.0 million available under the Operating Company’s credit agreement.

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

Continued prolonged volatility in the capital, financial and/or credit markets due to the war in Ukraine, the depressed commodity markets and, or adverse macroeconomic conditions, including persistent inflation, rising interests rates, global supply chain disruptions and increasing concerns over a potential economic downturn or recession, may limit our access to, or increase our cost of, capital or make capital unavailable on terms acceptable to us or at all. Although we expect that our sources of funding will be adequate to fund our short-term and long-term liquidity requirements, we cannot assure you that the needed capital will be available on acceptable terms or at all.

Cash Flows

The following table presents our cash flows for the periods indicated:

	Six Months Ended June 30,
	2023	2022
	(In thousands)
Cash Flow Data:
Net cash provided by (used in) operating activities	$252,669	$299,020
Net cash provided by (used in) investing activities	(124,457)	31,198
Net cash provided by (used in) financing activities	(133,312)	(365,354)
Net increase (decrease) in cash and cash equivalents	$(5,100)	$(35,136)

Operating Activities

Our operating cash flow is sensitive to many variables, the most significant of which are the volatility of prices for oil and natural gas and the volumes of oil and natural gas sold by our producers. The decrease in net cash provided by operating activities during the six months ended June 30, 2023 compared to the same period in 2022 was primarily driven by lower royalty income. This was partially offset by an increase in cash flows from (i) changes in our working capital accounts, due primarily to a reduction in our royalty income receivables at June 30, 2023 compared to June 30, 2022 resulting from lower commodity prices and royalty income in 2023, (ii) a decrease in cash paid for derivative settlements, and (iii) a reduction in production and ad valorem taxes due to the corresponding decrease in royalty income. See “—Results of Operations” for discussion of significant changes in our revenues and expenses.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2023 primarily related to the acquisition of oil and natural gas interests in the Drop Down and from other third-party acquisitions.

Net cash provided by in investing activities during the six months ended June 30, 2022 primarily related to proceeds from the divestiture of oil and natural gas interests.

Financing Activities

Net cash used in financing activities during the six months ended June 30, 2023 primarily resulted from distributions of $146.6 million and $57.5 million of common unit repurchases as we continue to return capital to our unitholders. These cash outflows were partially offset by net borrowings of $72.0 million under the Operating Company’s revolving credit facility.

Net cash used in financing activities during the six months ended June 30, 2022, was primarily related to distributions of $194.1 million to our unitholders and $68.2 million of common unit repurchases which included approximately $37.3 million for the repurchase of 1.5 million common units from a significant unitholder in a privately negotiated transaction. Additionally, we paid $49.0 million for the repurchase of principal outstanding on the Notes and made net repayments of $54.0 million under the Operating Company’s revolving credit facility.

Capital Resources

The Operating Company’s Revolving Credit Facility

During the second quarter of 2023, the Operating Company entered into a tenth amendment to our existing credit agreement, which strengthened our short and long-term liquidity positions by among other things, increasing our borrowing base from $580.0 million to $1.0 billion, and increasing our elected commitment amount from $500.0 million to $750.0 million. The Operating Company’s credit agreement, which matures on June 2, 2025, had $224.0 million in outstanding borrowings and $526.0 million of availability at June 30, 2023.

See Note 6—Debt of the notes to the condensed consolidated financial statements for additional discussion of our outstanding debt at June 30, 2023.

Capital Requirements

Repurchases of Securities

Under our current common unit repurchase program, the board of directors of our General Partner has authorized us to acquire up to $750.0 million of our common units, excluding excise tax. As of June 30, 2023, $472.4 million remains available for use to repurchase units under this repurchase program, excluding excise tax.

We may also from time to time opportunistically repurchase some of the outstanding Notes in open market purchases or in privately negotiated transactions.

Cash Distributions

The distribution for the second quarter of 2023 is $0.36 per common unit and $0.44 per Class B unit payable on August 17, 2023 to eligible unitholders of record at the close of business on August 10, 2023. The dividend to common unitholders consists of a base quarterly dividend of $0.27 per common unit and a variable quarterly dividend of $0.09 per common unit.

Future base and variable dividends are at the discretion of the board of directors of our General Partner.

See Note 7—Unitholders' Equity and Distributions of the notes to the condensed consolidated financial statements for further discussion of the repurchase program and distributions.

Critical Accounting Estimates

There have been no changes to our critical accounting estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Recent Accounting Pronouncements

See Note 2—Summary of Significant Accounting Policies included in the condensed notes to the consolidated financial statements for recent accounting pronouncements not yet adopted, if any.

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

Commodity Price Risk

Our major market risk exposure is in the pricing applicable to the oil and natural gas production of our operators. Realized prices are driven primarily by the prevailing worldwide price for crude oil and prices for natural gas in the United States. Both crude oil and natural gas realized prices are also impacted by the quality of the product, supply and demand balances in local physical markets and the availability of transportation to demand centers. Pricing for oil and natural gas production has been historically volatile and unpredictable and the prices that our operators receive for production depend on many factors outside of our or their control, such as the war in Ukraine, rising interest rates, global supply chain disruptions, a potential economic downturn or recession and actions taken by OPEC members and other exporting nations. We cannot predict events that may lead to future price volatility and the near term energy outlook remains subject to heightened levels of uncertainty.

We historically have used fixed price swap contracts, fixed price basis swap contracts and costless collars with corresponding put and call options to reduce price volatility associated with certain of our royalty income as discussed in Note 10—Derivatives of the notes to the condensed consolidated financial statements.

At June 30, 2023, we had a net liability derivative position related to our commodity price derivatives of $11.7 million. Utilizing actual derivative contractual volumes under our contracts as of June 30, 2023, a 10% increase in forward curves associated with the underlying commodity would have decreased the net liability position by $0.4 million to approximately $11.4 million, while a 10% decrease in forward curves associated with the underlying commodity would have increased the net liability derivative position by $0.3 million to approximately $12.0 million. However, any cash derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument.

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

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on our indebtedness under the Operating Company’s credit agreement. The terms of the credit agreement provide for interest on borrowings at a floating rate equal to (i) term SOFR plus 0.10% (“Adjusted Term SOFR”) or (ii) an alternate base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.50%, and 1-month Adjusted Term SOFR plus 1.00%), in each case plus the applicable margin. The applicable margin ranges from 1.00% to 2.00% per annum in the case of the alternative base rate and from 2.00% to 3.00% per annum in the case of Adjusted Term SOFR, in each case depending on the amount of the loans outstanding in relation to the commitment, which is calculated using the least of the maximum credit amount, the aggregate elected commitment amount and the borrowing base. We are obligated to pay a quarterly commitment fee ranging from 0.375% to 0.500% per year on the unused portion of the commitment. As of June 30, 2023, we had $224.0 million in outstanding borrowings. During the three and six months ended June 30, 2023, the weighted average interest rate on the Operating Company’s revolving credit facility was 7.53% and 7.24%.

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

As of June 30, 2023, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer of our General Partner have concluded that as of June 30, 2023, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Due to the nature of our business, we are, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities. In the opinion of our management, none of the pending litigation, disputes or claims against us, if decided adversely, will have a material adverse effect on our financial condition, cash flows or results of operations. See Note 12—Commitments and Contingencies of the notes to the condensed consolidated financial statements.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

Our common unit repurchase activity for the three months ended June 30, 2023 was as follows:

Period	Total Number of Units Purchased	Average Price Paid Per Unit(1)(3)	Total Number of Units Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Units that May Yet Be Purchased Under the Plan(2)(3)
	(In thousands, except unit amounts)
April 1, 2023 - April 30, 2023	102,000	$29.27	102,000	$493,700
May 1, 2023 - May 31, 2023	379,500	$26.91	379,500	$483,487
June 1, 2023 - June 30, 2023	430,500	$25.71	430,500	$472,420
Total	912,000	$26.61	912,000
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

ITEM 5.     OTHER INFORMATION

None of the directors or officers of our General Partner adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during our fiscal quarter ended June 30, 2023.

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

10.1
Tenth Amendment to Amended and Restated Senior Secured Revolving Credit Agreement and Second Amendment to Guaranty and Collateral Agreement, dated as of May 31, 2023, by and among Viper Energy Partners LLC, as borrower, Viper Energy Partners LP, as parent guarantor, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Partnership's Current Report on Form 8-K (File No. 001-36505) filed on June 6, 2023).

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

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Unitholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Condensed Notes to Consolidated Financial Statements.

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

VIPER ENERGY PARTNERS LP

		By:	VIPER ENERGY PARTNERS GP LLC
its General Partner

Date:	August 3, 2023	By:	/s/ Travis D. Stice
Travis D. Stice
Chief Executive Officer

Date:	August 3, 2023	By:	/s/ Teresa L. Dick
Teresa L. Dick
Chief Financial Officer