Form 10-Q
period 2023-09-30
Viper Energy Partners LP
filed 2023-11-08
CIK 1602065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2023
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

As of November 3, 2023, the registrant had outstanding 87,144,273 common units representing limited partner interests and 90,709,946 Class B units representing limited partner interests.

VIPER ENERGY PARTNERS LP
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2023

i

GLOSSARY OF OIL AND NATURAL GAS TERMS
The following is a glossary of certain oil and natural gas terms that are used in this Quarterly Report on Form 10-Q (this “report”):

Argus WTI Midland	Grade of oil that serves as a benchmark price for oil at Midland, Texas.
Basin	A large depression on the earth’s surface in which sediments accumulate.
Bbl or barrel	One stock tank barrel, or 42 U.S. gallons liquid volume, used in this report in reference to crude oil or other liquid hydrocarbons.
BO	One barrel of oil.
BO/d	BO per day.
BOE	One barrel of oil equivalent, with six thousand cubic feet of natural gas being equivalent to one barrel of oil.
BOE/d	BOE per day.
British Thermal Unit or Btu	The quantity of heat required to raise the temperature of one pound of water by one degree Fahrenheit.
Condensate	Liquid hydrocarbons associated with the production of a primarily natural gas reserve.
Henry Hub	Natural gas gathering point that serves as a benchmark price for natural gas futures on the NYMEX.
Horizontal wells	Wells drilled directionally horizontal to allow for development of structures not reachable through traditional vertical drilling mechanisms.
MBbls	Thousand barrels of crude oil or other liquid hydrocarbons.
MBOE	One thousand barrels of crude oil equivalent, determined using a ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.
Mcf	One thousand cubic feet of natural gas.
Mineral interests	The interests in ownership of the resource and mineral rights, giving an owner the right to profit from the extracted resources.
MMBtu	One million British Thermal Units.
MMcf	Million cubic feet of natural gas.
Net royalty acres	Net mineral acres multiplied by the average lease royalty interest and other burdens.
Oil and natural gas properties	Tracts of land consisting of properties to be developed for oil and natural gas resource extraction.
Operator	The individual or company responsible for the exploration and/or production of an oil or natural gas well or lease.
Proved reserves	The estimated quantities of oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be commercially recoverable in future years from known reservoirs under existing economic and operating conditions.
Reserves	The estimated remaining quantities of oil and natural gas and related substances anticipated to be economically producible, as of a given date, by application of development projects to known accumulations. In addition, there must exist, or there must be a reasonable expectation that there will exist, the legal right to produce or a revenue interest in the production, installed means of delivering oil and natural gas or related substances to the market and all permits and financing required to implement the project. Reserves are not assigned to adjacent reservoirs isolated by major, potentially sealing, faults until those reservoirs are penetrated and evaluated as economically producible. Reserves should not be assigned to areas that are clearly separated from a known accumulation by a non-productive reservoir (i.e., absence of reservoir, structurally low reservoir or negative test results). Such areas may contain prospective resources (i.e., potentially recoverable resources from undiscovered accumulations).
Reservoir	A porous and permeable underground formation containing a natural accumulation of producible natural gas and/or crude oil that is confined by impermeable rock or water barriers and is separate from other reservoirs.
Royalty interest	An interest that gives an owner the right to receive a portion of the resources or revenues without having to carry any costs of development, which may be subject to expiration.
Spud	Commencement of actual drilling operations.
Waha Hub	Natural gas gathering point that serves as a benchmark price for natural gas at western Texas and New Mexico.
WTI	West Texas Intermediate, a light sweet blend of oil produced from fields in western Texas and is a grade of oil that serves as a benchmark for oil on the NYMEX.
WTI Cushing	Grade of oil that serves as a benchmark price for oil at Cushing, Oklahoma.

GLOSSARY OF CERTAIN OTHER TERMS
The following is a glossary of certain other terms that are used in this report:

ASU	Accounting Standards Update.
Exchange Act	The Securities Exchange Act of 1934, as amended.
GAAP	Accounting principles generally accepted in the United States.
LTIP	Viper Energy Partners LP Long Term Incentive Plan.
Nasdaq	The Nasdaq Global Select Market.
NYMEX	New York Mercantile Exchange.
OPEC	Organization of the Petroleum Exporting Countries.
Operating Company	Viper Energy Partners LLC, a Delaware limited liability company and a consolidated subsidiary of Viper Energy Partners LP.
SEC	United States Securities and Exchange Commission.
SOFR	The secured overnight financing rate.
Notes	The 5.375% Senior Notes due 2027 issued on October 16, 2019.

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

PART I. FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Viper Energy Partners LP
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2023	2022
	(In thousands, except unit amounts)
Assets
Current assets:
Cash and cash equivalents	$146,814	$18,179
Royalty income receivable (net of allowance for credit losses)	103,804	81,657
Royalty income receivable—related party	7,431	6,260
Derivative instruments	—	9,328
Other current assets	4,081	3,196
Total current assets	262,130	118,620
Property:
Oil and natural gas interests, full cost method of accounting ($1,151,711 and $1,297,221 excluded from depletion at September 30, 2023 and December 31, 2022, respectively)	3,592,768	3,464,819
Land	5,688	5,688
Accumulated depletion and impairment	(821,565)	(720,234)
Property, net	2,776,891	2,750,273
Funds held in escrow	50,000	—
Derivative instruments	—	442
Deferred income taxes (net of allowances)	48,768	49,656
Other assets	5,577	1,382
Total assets	$3,143,366	$2,920,373
Liabilities and Unitholders’ Equity
Current liabilities:
Accounts payable	$197	$1,129
Accounts payable—related party	—	306
Accrued liabilities	24,688	19,600
Derivative instruments	9,284	—
Income taxes payable	13,322	911
Total current liabilities	47,491	21,946
Long-term debt, net	675,681	576,895
Derivative instruments	1,619	7
Total liabilities	724,791	598,848
Commitments and contingencies (Note 12)
Unitholders’ equity:
General Partner	589	649
Common units (70,861,557 units issued and outstanding as of September 30, 2023 and 73,229,645 units issued and outstanding as of December 31, 2022)	712,728	689,178
Class B units (90,709,946 units issued and outstanding as of September 30, 2023 and December 31, 2022)	757	832
Total Viper Energy Partners LP unitholders’ equity	714,074	690,659
Non-controlling interest	1,704,501	1,630,866
Total equity	2,418,575	2,321,525
Total liabilities and unitholders’ equity	$3,143,366	$2,920,373
See accompanying notes to condensed consolidated financial statements.

Viper Energy Partners LP
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands, except per unit amounts)
Operating income:
Royalty income	$195,614	$219,909	$514,896	$651,828
Lease bonus income—related party	97,237	372	105,585	6,652
Lease bonus income	196	1,125	1,730	3,856
Other operating income	193	211	774	506
Total operating income	293,240	221,617	622,985	662,842
Costs and expenses:
Production and ad valorem taxes	12,286	15,638	37,794	45,547
Depletion	36,280	30,460	101,331	89,833
General and administrative expenses	1,880	2,139	6,652	5,972
Total costs and expenses	50,446	48,237	145,777	141,352
Income (loss) from operations	242,794	173,380	477,208	521,490
Other income (expense):
Interest expense, net	(11,203)	(10,731)	(32,180)	(30,158)
Gain (loss) on derivative instruments, net	(2,988)	882	(30,685)	(19,366)
Other income, net	489	162	802	200
Total other expense, net	(13,702)	(9,687)	(62,063)	(49,324)
Income (loss) before income taxes	229,092	163,693	415,145	472,166
Provision for (benefit from) income taxes	21,879	(46,409)	39,735	(37,597)
Net income (loss)	207,213	210,102	375,410	509,763
Net income (loss) attributable to non-controlling interest	128,614	130,762	232,294	379,796
Net income (loss) attributable to Viper Energy Partners LP	$78,599	$79,340	$143,116	$129,967

Net income (loss) attributable to common limited partner units:
Basic	$1.11	$1.06	$1.99	$1.70
Diluted	$1.11	$1.06	$1.99	$1.70
Weighted average number of common limited partner units outstanding:
Basic	70,925	74,943	71,803	76,215
Diluted	70,925	74,943	71,803	76,325

See accompanying notes to condensed consolidated financial statements.

Viper Energy Partners LP
Condensed Consolidated Statements of Changes to Unitholders' Equity
(Unaudited)

	Limited Partners				General Partner	Non-Controlling Interest
	Common		Class B		Amount	Amount
	Units	Amount	Units	Amount			Total
	(In thousands)
Balance at December 31, 2022	73,230	$689,178	90,710	$832	$649	$1,630,866	$2,321,525
Unit-based compensation	—	370	—	—	—	—	370
Vesting of restricted stock units	4	—	—	—	—	—	—
Distribution equivalent rights payments	—	(72)	—	—	—	—	(72)
Distributions to public	—	(35,253)	—	—	—	—	(35,253)
Distributions to Diamondback	—	(358)	—	(25)	—	(48,983)	(49,366)
Distributions to General Partner	—	—	—	—	(20)	—	(20)
Change in ownership of consolidated subsidiaries, net	—	11,449	—	—	—	(11,449)	—
Repurchased units as part of unit buyback	(1,115)	(33,022)	—	—	—	—	(33,022)
Net income (loss)	—	33,967	—	—	—	54,299	88,266
Balance at March 31, 2023	72,119	666,259	90,710	807	629	1,624,733	2,292,428
Unit-based compensation	—	259	—	—	—	—	259
Distribution equivalent rights payments	—	(43)	—	—	—	—	(43)
Distributions to public	—	(23,513)	—	—	—	—	(23,513)
Distributions to Diamondback	—	(241)	—	(25)	—	(38,097)	(38,363)
Distributions to General Partner	—	—	—	—	(20)	—	(20)
Change in ownership of consolidated subsidiaries, net	—	16,749	—	—	—	(16,749)	—
Repurchased units as part of unit buyback	(912)	(24,509)	—	—	—	—	(24,509)
Net income (loss)	—	30,550	—	—	—	49,381	79,931
Balance at June 30, 2023	71,207	665,511	90,710	782	609	1,619,268	2,286,170
Unit-based compensation	—	362	—	—	—	—	362
Vesting of restricted stock units	20	—	—	—	—	—	—
Distribution equivalent rights payments	—	(48)	—	—	—	—	(48)
Distributions to public	—	(25,252)	—	—	—	—	(25,252)
Distributions to Diamondback	—	(263)	—	(25)	—	(39,912)	(40,200)
Distributions to General Partner	—	—	—	—	(20)	—	(20)
Change in ownership of consolidated subsidiaries, net	—	3,469	—	—	—	(3,469)	—
Repurchased units as part of unit buyback	(365)	(9,650)	—	—	—	—	(9,650)
Net income (loss)	—	78,599	—	—	—	128,614	207,213
Balance at September 30, 2023	70,862	$712,728	90,710	$757	$589	$1,704,501	$2,418,575

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

Viper Energy Partners LP
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$375,410	$509,763
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for (benefit from) deferred income taxes	887	(49,656)
Depletion	101,331	89,833
(Gain) loss on derivative instruments, net	30,685	19,366
Net cash receipts (payments) on derivatives	(10,019)	(27,292)
Other	2,045	4,372
Changes in operating assets and liabilities:
Royalty income receivable	(22,147)	(25,647)
Royalty income receivable—related party	(1,171)	(8,123)
Accounts payable and accrued liabilities	4,156	3,612
Accounts payable—related party	(306)	—
Income tax payable	12,411	(471)
Other	(885)	(2,516)
Net cash provided by (used in) operating activities	492,397	513,241
Cash flows from investing activities:
Acquisitions of oil and natural gas interests—related party	(75,073)	—
Acquisitions of oil and natural gas interests	(98,510)	(38,334)
Proceeds from sale of oil and natural gas interests	(3,166)	57,945
Net cash provided by (used in) investing activities	(176,749)	19,611
Cash flows from financing activities:
Proceeds from borrowings under credit facility	260,000	229,000
Repayment on credit facility	(162,000)	(288,000)
Repayment of senior notes	—	(48,963)
Repurchased units as part of unit buyback	(67,181)	(118,932)
Distributions to public	(84,181)	(147,117)
Distributions to Diamondback	(127,929)	(186,550)
Other	(5,722)	(122)
Net cash provided by (used in) financing activities	(187,013)	(560,684)
Net increase (decrease) in cash and cash equivalents	128,635	(27,832)
Cash, cash equivalents and restricted cash at beginning of period	18,179	39,448
Cash, cash equivalents and restricted cash at end of period	$146,814	$11,616

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

As of September 30, 2023, Viper Energy Partners GP LLC (the “General Partner”) held a 100% general partner interest in the Partnership and Diamondback Energy, Inc. and its subsidiary, Diamondback E&P LLC (collectively, “Diamondback”) beneficially owned approximately 57% of the Partnership’s total limited partner units outstanding. Diamondback owns and controls the General Partner.

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

Making accurate estimates and assumptions is particularly difficult in the oil and natural gas industry given the challenges resulting from volatility in oil and natural gas prices. For instance, the war in Ukraine and the Israel-Hamas war, rising interest rates, global supply chain disruptions, concerns about a potential economic downturn or recession, and measures to combat persistent inflation and instability in the financial sector have contributed to recent pricing and economic volatility. The financial results of companies in the oil and natural gas industry have been and may continue to be impacted materially as a result of changing market conditions. Such circumstances generally increase uncertainty in the Partnership’s accounting estimates, particularly those involving financial forecasts.

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

Related Party Transactions

Royalty Income Receivable

As of September 30, 2023 and December 31, 2022, Diamondback, either directly or through its consolidated subsidiaries, owed the Partnership $7.4 million and $6.3 million, respectively, for royalty income received from third parties for the Partnership’s production, which had not yet been remitted to the Partnership.

Lease Bonus Income

During the three and nine months ended September 30, 2023 and 2022, Diamondback paid the Partnership $97.2 million, $105.6 million, $0.4 million and $6.7 million, respectively, of lease bonus income primarily related to new leases in the Permian Basin. Lease bonus income for the three and nine months ended September 30, 2023 includes a lease bonus payment of $95.8 million to the Operating Company from a lease agreement with a subsidiary of Diamondback covering certain Permian Basin acreage on terms substantially identical to the Operating Company’s other lease arrangements with Diamondback. This transaction was considered and approved by the conflicts committee of the board of directors of the General Partner. Subsequent to September 30, 2023, we used $95.8 million in lease bonus proceeds to reduce amounts outstanding under the Operating Company’s revolving credit facility.

See Note 4—Acquisitions and Divestitures for significant related party acquisitions of oil and natural gas interests. All other significant related party transactions with Diamondback or its affiliates have been stated on the face of the condensed consolidated financial statements as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022.

Accrued Liabilities

Accrued liabilities consist of the following:

	September 30,	December 31,
	2023	2022
	(In thousands)
Interest payable	$10,348	$3,972
Ad valorem taxes payable	12,357	12,492
Derivatives instruments payable	807	1,684
Other	1,176	1,452
Total accrued liabilities	$24,688	$19,600

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

The following table disaggregates the Partnership’s total royalty income by product type:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Oil income	$168,008	$167,934	$443,927	$514,180
Natural gas income	8,893	28,638	22,974	67,621
Natural gas liquids income	18,713	23,337	47,995	70,027
Total royalty income	$195,614	$219,909	$514,896	$651,828

4.    ACQUISITIONS AND DIVESTITURES

2023 Activity

Drop Down Transaction

On March 8, 2023, the Partnership completed the acquisition of certain mineral and royalty interests from subsidiaries of Diamondback for approximately $74.5 million in cash, including customary post-closing adjustments for net title benefits (the ‘‘Drop Down’’). The mineral and royalty interests acquired in the Drop Down represent approximately 660 net royalty acres in Ward County in the Southern Delaware Basin, 100% of which are operated by Diamondback, and have an average net royalty interest of approximately 7.2% and current production of approximately 300 BO/d. The Partnership funded the Drop Down through a combination of cash on hand and borrowings under the Operating Company’s revolving credit facility. The Drop Down was accounted for as a transaction between entities under common control with the properties acquired recorded at Diamondback’s historical carrying value in the Partnership’s condensed consolidated balance sheet. The historical carrying value of the properties approximated the Drop Down purchase price.

Other Acquisitions

During the nine months ended September 30, 2023, the Partnership acquired, in individually insignificant transactions from unrelated third-party sellers, mineral and royalty interests representing 213 net royalty acres in the Permian Basin for an aggregate purchase price of approximately $48.9 million, subject to customary post-closing adjustments. The Partnership funded these acquisitions with cash on hand and borrowings under the Operating Company’s revolving credit facility.

Upon entering into an agreement for the Acquisition (as further discussed and defined in Note 13—Subsequent Events) in September 2023, the Partnership deposited $50.0 million of the purchase price in an escrow account, which is included in the captions “Funds held in escrow” on the condensed consolidated balance sheet and “Acquisitions of oil and natural gas interest” on the condensed consolidated statement of cash flows at September 30, 2023.

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

5.    OIL AND NATURAL GAS INTERESTS

Oil and natural gas interests include the following:

	September 30,	December 31,
	2023	2022
	(In thousands)
Oil and natural gas interests:
Subject to depletion	$2,441,057	$2,167,598
Not subject to depletion	1,151,711	1,297,221
Gross oil and natural gas interests	3,592,768	3,464,819
Accumulated depletion and impairment	(821,565)	(720,234)
Oil and natural gas interests, net	2,771,203	2,744,585
Land	5,688	5,688
Property, net of accumulated depletion and impairment	$2,776,891	$2,750,273

As of September 30, 2023 and December 31, 2022, the Partnership had mineral and royalty interests representing 27,189 and 26,315 net royalty acres, respectively.

No impairment expense was recorded on the Partnership’s oil and natural gas interests for the three and nine months ended September 30, 2023 and 2022 based on the results of the respective quarterly ceiling tests. In addition to commodity prices, the Partnership’s production rates, levels of proved reserves, transfers of unevaluated properties and other factors will determine its actual ceiling test limitations and impairment analysis in future periods. If the trailing 12-month commodity prices decline as compared to the commodity prices used in prior quarters, the Partnership may have material write-downs in subsequent quarters.

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
6.    DEBT

Long-term debt consisted of the following as of the dates indicated:

	September 30,	December 31,
	2023	2022
	(In thousands)
5.375% Senior unsecured notes due 2027	$430,350	$430,350
Revolving credit facility	250,000	152,000
Unamortized debt issuance costs	(1,104)	(1,306)
Unamortized discount	(3,565)	(4,149)
Total long-term debt	$675,681	$576,895

The Operating Company’s Revolving Credit Facility

On September 22, 2023, the Operating Company entered into an eleventh and separately a twelfth amendment to the existing credit agreement, which among other things, (i) extended the maturity date from June 2, 2025, to September 22, 2028, (ii) maintained the maximum credit amount of $2.0 billion, (iii) increased the borrowing base from $1.0 billion to $1.3 billion upon consummation of the Acquisition (as defined in Note 13—Subsequent Events), (iv) increased the aggregate elected commitment amount from $750.0 million to $850.0 million, and (v) waived the automatic reduction of the borrowing base that otherwise would have occurred upon the consummation of the issuance of the 2031 Notes (as defined in Note 13—Subsequent Events). The borrowing base is scheduled to be redetermined semi-annually in May and November. As of September 30, 2023, the Operating Company had $250.0 million of outstanding borrowings and $600.0 million available for future borrowings. During the three and nine months ended September 30, 2023 and 2022, the weighted average interest rates on the Operating Company’s revolving credit facility were 7.58%, 7.37%, 4.75% and 3.53%, respectively.

As of September 30, 2023, the Operating Company was in compliance with the financial maintenance covenants under its credit agreement.

7.    UNITHOLDERS’ EQUITY AND DISTRIBUTIONS

The Partnership has General Partner and limited partner units. At September 30, 2023, the Partnership had a total of 70,861,557 common units issued and outstanding and 90,709,946 Class B units issued and outstanding, of which 731,500 common units and 90,709,946 Class B units were beneficially owned by Diamondback, representing approximately 57% of the Partnership’s total limited partner units outstanding. At September 30, 2023, Diamondback also beneficially owned 90,709,946 Operating Company units, representing a 56% non-controlling ownership interest in the Operating Company. The Operating Company units and the Partnership’s Class B units beneficially owned by Diamondback are exchangeable from time to time for the Partnership’s common units (that is, one Operating Company unit and one Partnership Class B unit, together, will be exchangeable for one Partnership common unit).

See Note 13—Subsequent Events for further discussion of additional common units issued in the fourth quarter of 2023.

Common Unit Repurchase Program

The board of directors of the Partnership’s General Partner has approved a common unit repurchase program to acquire up to $750.0 million of the Partnership’s outstanding common units, excluding excise tax, over an indefinite period of time. The Partnership intends to purchase common units under the repurchase program opportunistically with funds from cash on hand, free cash flow from operations and potential liquidity events such as the sale of assets. This repurchase program may be suspended from time to time, modified, extended or discontinued by the board of directors of the Partnership’s General Partner at any time. During the three and nine months ended September 30, 2023 and 2022, the Partnership repurchased, excluding excise tax, approximately $9.6 million, $66.5 million, $50.7 million and $118.9 million of common units under the repurchase program, respectively. Repurchases for the nine months ended September 30, 2022 included approximately $37.3 million for the repurchase of 1.5 million common units from a significant unitholder in a privately negotiated transaction

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
in the first quarter of 2022. As of September 30, 2023, $462.9 million remains available under the repurchase program, excluding excise tax.

Cash Distributions

Effective with the Partnership’s distribution payable for the third quarter of 2022, the board of directors of the General Partner approved a distribution policy consisting of a base and variable distribution that takes into account capital returned to unitholders via our common unit repurchase program. The Partnership’s available cash and the available cash of the Operating Company for each quarter is determined by the board of directors of the General Partner following the end of such quarter. The cash available for distribution by the Operating Company, a non-GAAP measure, generally equals the Partnership’s consolidated Adjusted EBITDA for the applicable quarter, less cash needed for income taxes payable, debt service, contractual obligations, fixed charges and reserves for future operating or capital needs that the board of directors of the General Partner deems necessary or appropriate, lease bonus income, distribution equivalent rights payments and preferred distributions, if any. The board approved the exclusion of lease bonus income, net of applicable taxes, effective for the distribution to be paid on November 24, 2023. For a detailed description of the Partnership’s and the Operating Company’s distribution policy, see Note 7—Unitholders’ Equity and Distributions—Cash Distributions in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2022.

The percentage of cash available for distribution pursuant to the distribution policy may change quarterly to enable the Operating Company to retain cash flow to help strengthen the Partnership’s balance sheet while also expanding the return of capital program through the Partnership’s common unit repurchase program. Effective July 25, 2023, the board of directors of the General Partner approved an increase to the Partnership’s annual base distribution to $1.08 per common unit beginning with the distribution paid for the second quarter of 2023. The Partnership is not required to pay distributions to its common unitholders on a quarterly or other basis.

The following table presents information regarding cash distributions approved by the board of directors of the General Partner for the periods presented (in thousands, except for per unit amounts):

Period	Amount per Operating Company Unit	Operating Company Distributions to Diamondback	Amount per Common Unit	Distributions to Common Unitholders(1)	Declaration Date	Unitholder Record Date	Payment Date
Q4 2022	$0.54	$48,983	$0.49	$35,683	February 15, 2023	March 3, 2023	March 10, 2023
Q1 2023	$0.42	$38,097	$0.33	$23,797	April 26, 2023	May 11, 2023	May 18, 2023
Q2 2023	$0.44	$39,912	$0.36	$25,563	July 25, 2023	August 10, 2023	August 17, 2023
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

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
Change in Ownership of Consolidated Subsidiaries

Non-controlling interest in the accompanying condensed consolidated financial statements represents Diamondback’s ownership in the net assets of the Operating Company. Diamondback’s relative ownership interest in the Operating Company can change due to the Partnership’s public offerings of units, issuance of units for acquisitions, issuance of unit-based compensation, repurchases of common units and distribution equivalent rights paid on the Partnership’s units. These changes in ownership percentage result in adjustments to non-controlling interest and common unitholder equity, tax effected, but do not impact earnings. The following table summarizes the changes in common unitholder equity due to changes in ownership interest during the period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Net income (loss) attributable to the Partnership	$78,599	$79,340	$143,116	$129,967
Change in ownership of consolidated subsidiaries	3,469	20,046	31,667	45,764
Change from net income (loss) attributable to the Partnership's unitholders and transfers to non-controlling interest	$82,068	$99,386	$174,783	$175,731

8.    EARNINGS PER COMMON UNIT

The net income (loss) per common unit on the condensed consolidated statements of operations is based on the net income (loss) attributable to the Partnership’s common units for the three and nine months ended September 30, 2023 and 2022. The Partnership’s net income (loss) is allocated wholly to the common units, as the General Partner does not have an economic interest.

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

A reconciliation of the components of basic and diluted earnings per common unit is presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands, except per unit amounts)
Net income (loss) attributable to the period	$78,599	$79,340	$143,116	$129,967
Less: distributed and undistributed earnings allocated to participating securities(1)	146	173	263	309
Net income (loss) attributable to common unitholders	$78,453	$79,167	$142,853	$129,658
Weighted average common units outstanding:
Basic weighted average common units outstanding	70,925	74,943	71,803	76,215
Effect of dilutive securities:
Potential common units issuable(2)	—	—	—	110
Diluted weighted average common units outstanding	70,925	74,943	71,803	76,325
Net income (loss) per common unit, basic	$1.11	$1.06	$1.99	$1.70
Net income (loss) per common unit, diluted	$1.11	$1.06	$1.99	$1.70
(1)    Unvested restricted stock units that contain non-forfeitable distribution equivalent rights granted are considered participating securities and therefore are included in the earnings per unit calculation pursuant to the two-class method.
(2)    For the three and nine months ended September 30, 2023 and 2022, there were no potential common units excluded from the computation of diluted earnings per common unit because their inclusion would have been anti-dilutive.

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)

As discussed further in Note 13—Subsequent Events “—Recent Acquisition,” the Partnership issued approximately 7.22 million common units to Diamondback under the common unit purchase agreement and 9.02 million additional common units as consideration for the Acquisition in the fourth quarter of 2023.

9.    INCOME TAXES

The following table provides the Partnership’s provision for (benefit from) income taxes and the effective income tax rate for the dates indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands, except for tax rate)
Provision for (benefit from) income taxes	$21,879	$(46,409)	$39,735	$(37,597)
Effective tax rate	9.6%	(28.4)%	9.6%	(8.0)%

The Partnership’s effective income tax rate for the three and nine months ended September 30, 2023 differed from the amount computed by applying the United States federal statutory tax rate to pre-tax income for the period primarily due to net income attributable to the non-controlling interest. The Partnership’s effective income tax rate for the three and nine months ended September 30, 2022 differed from the amount computed by applying the United States federal statutory tax rate to pre-tax income for the period primarily due to net income attributable to the non-controlling interest and the impact of maintaining a valuation allowance on the Partnership’s deferred tax assets. During the three months ended September 30, 2022, the Partnership recognized a discrete income tax benefit of $49.7 million related to a partial release of its beginning-of-the-year valuation allowance, based on a change in judgment about the realizability of its deferred tax assets in future years.

As of September 30, 2023 and 2022, the Partnership maintained a partial valuation allowance against its deferred tax assets considered not more likely than not to be realized, based on its assessment of all available evidence, both positive and negative as required by applicable accounting standards.

The Inflation Reduction Act of 2022 (“IRA”) was enacted on August 16, 2022, and imposed an excise tax of 1% on the fair market value of certain public company stock/unit repurchases for tax years beginning after December 31, 2022, and included several other provisions applicable to U.S. income taxes for corporations. The Partnership’s excise tax during the three and nine months ended September 30, 2023 was immaterial and is recognized as part of the cost basis of the units repurchased.

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

Commodity Contracts

The Partnership historically has used fixed price swap contracts, fixed price basis swap contracts and costless collars with corresponding put and call options to reduce price volatility associated with certain of its royalty income. At September 30, 2023, the Partnership has put options, costless collars and fixed price basis swaps outstanding.

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

As of September 30, 2023, the Partnership had the following outstanding derivative contracts. When aggregating multiple contracts, the weighted average contract price is disclosed.

					Swaps	Collars		Puts
Settlement Month	Settlement Year	Type of Contract	Bbls/MMBtu Per Day	Index	Weighted Average Differential	Weighted Average Floor Price	Weighted Average Ceiling Price	Strike Price	Deferred Premium
OIL
Oct. - Dec.	2023	Puts	16,000	WTI Cushing	$—	$—	$—	$56.25	$(1.70)
Jan. - Mar.	2024	Puts	14,000	WTI Cushing	$—	$—	$—	$58.57	$(1.54)
Apr. - Jun.	2024	Puts	12,000	WTI Cushing	$—	$—	$—	$60.00	$(1.50)
Oct. - Dec.	2023	Basis Swaps	4,000	WTI Midland	$1.05	$—	$—	$—	$—
Jan. - Jun.	2024	Costless Collar	6,000	WTI Cushing	$—	$65.00	$95.55	$—	$—
NATURAL GAS
Oct. - Dec.	2023	Basis Swaps	30,000	Waha Hub	$(1.33)	$—	$—	$—	$—
Jan. - Dec.	2024	Basis Swaps	30,000	Waha Hub	$(1.20)	$—	$—	$—	$—

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
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
Gains and Losses on Derivative Instruments

The following table summarizes the gains and losses on derivative instruments included in the condensed consolidated statements of operations and the net cash receipts (payments) on derivatives for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Gain (loss) on derivative instruments	$(2,988)	$882	$(30,685)	$(19,366)
Net cash receipts (payments) on derivatives(1)	$(3,807)	$(10,263)	$(10,019)	$(27,292)
(1)The three and nine months ended September 30, 2022 include cash paid on commodity contracts terminated prior to their contractual maturity of $2.4 million and $6.6 million, respectively.

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

The following table provides (i) fair value measurement information for financial assets and liabilities measured at fair value on a recurring basis, (ii) the gross amounts of recognized derivative assets and liabilities, (iii) the amounts offset under master netting arrangements with counterparties, and (iv) the resulting net amounts presented in the Partnership’s condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022:

	As of September 30, 2023
	Level 1	Level 2	Level 3	Total Gross Fair Value	Gross Amounts Offset in Balance Sheet	Net Fair Value Presented in Balance Sheet
	(In thousands)
Assets:
Current:
Derivative instruments	$—	$4,616	$—	$4,616	$(4,616)	$—
Liabilities:
Current:
Derivative instruments	$—	$13,900	$—	$13,900	$(4,616)	$9,284
Non-current:
Derivative instruments	$—	$1,619	$—	$1,619	$—	$1,619

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total Gross Fair Value	Gross Amounts Offset in Balance Sheet	Net Fair Value Presented in Balance Sheet
	(In thousands)
Assets:
Current:
Derivative instruments	$—	$13,296	$—	$13,296	$(3,968)	$9,328
Non-current:
Derivative instruments	$—	$1,911	$—	$1,911	$(1,469)	$442
Liabilities:
Current:
Derivative instruments	$—	$3,968	$—	$3,968	$(3,968)	$—
Non-current:
Derivative instruments	$—	$1,476	$—	$1,476	$(1,469)	$7

Assets and Liabilities Not Recorded at Fair Value

The following table provides the fair value of financial instruments that are not recorded at fair value in the condensed consolidated balance sheets:

	September 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Debt:
Revolving credit facility	$250,000	$250,000	$152,000	$152,000
5.375% Senior notes due 2027(1)	$425,681	$409,164	$424,895	$411,634
(1) The carrying value includes associated deferred loan costs and any discount.

The fair value of the Operating Company’s revolving credit facility approximates the carrying value based on borrowing rates available to the Partnership for bank loans with similar terms and maturities and is classified as Level 2 in the fair value hierarchy. The fair value of the Notes was determined using the September 30, 2023 quoted market price, a Level 1 classification in the fair value hierarchy.

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

Fair Value of Financial Assets

The Partnership has other financial instruments consisting of cash and cash equivalents, royalty income receivable, funds held in escrow, other current assets, accounts payable, accrued liabilities and income taxes payable. The carrying value of these instruments approximate their fair value because of the short-term nature of the instruments.

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

13.    SUBSEQUENT EVENTS

Pending Conversion into Corporation

As previously reported, on July 31, 2023, the Partnership announced its intent to convert its legal status from a Delaware limited partnership into a Delaware corporation (the “Conversion”). The Conversion was unanimously approved by the board of directors of the General Partner in November 2023. On November 2, 2023, the General Partner, on behalf of the Partnership, filed the certificate of conversion and the certificate of incorporation with the Secretary of the State of Delaware and notified Nasdaq of such filings. The Partnership anticipates that the Conversion will become effective at 12:01 a.m. (Eastern Time) on November 13, 2023. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Pending Conversion into Corporation” for additional information regarding the Conversion.

2031 Notes Offering

On October 19, 2023, the Partnership completed an offering (the “2031 Notes Offering”) of $400.0 million in aggregate principal amount of its 7.375% Senior Notes maturing on November 1, 2031 (the “2031 Notes”). The Partnership received net proceeds of approximately $394.4 million, after deducting the initial purchasers’ discount and expected transactions costs, from the 2031 Notes Offering. The Partnership loaned the gross proceeds to the Operating Company, which used the proceeds to partially fund the cash portion of the Acquisition as defined and discussed further below.

The 2031 Notes are senior unsecured obligations of the Partnership, initially guaranteed on a senior unsecured basis by the Operating Company, and will pay interest semi-annually. Neither Diamondback nor the General Partner will guarantee the 2031 Notes. In the future, each of the Partnership’s restricted subsidiaries that either (i) guarantees any of its or a guarantor’s indebtedness, or (ii) is a domestic restricted subsidiary and is an obligor with respect to any indebtedness under any credit facility will be required to guarantee the 2031 Notes.

Viper Issuance of Common Units to Diamondback

On October 31, 2023, the Partnership issued approximately 7.22 million of its common units to Diamondback at a price of $27.72 per unit for total net proceeds of approximately $200.0 million pursuant to a common unit purchase and sale agreement entered into with Diamondback on September 4, 2023. The net proceeds of this common unit issuance were used to fund a portion of the cash consideration for the Acquisition, as defined and discussed further below.

Acquisition

On November 1, 2023, the Partnership and the Operating Company acquired certain mineral and royalty interests from Royalty Asset Holdings, LP, Royalty Asset Holdings II, LP and Saxum Asset Holdings, LP (collectively, “the Sellers,” and affiliates of Warwick Capital Partners and GRP Energy Capital) pursuant to a definitive purchase and sale agreement for approximately 9.02 million common units and $750.0 million in cash, subject to customary post-closing adjustments (the “Acquisition”). The mineral and royalty interests acquired in the Acquisition represent approximately 4,600 net royalty acres in the Permian Basin, plus approximately 2,700 additional net royalty acres in other major basins. The cash consideration for the Acquisition was funded through a combination of cash on hand and held in escrow, borrowings under the Operating Company’s revolving credit facility, proceeds from the 2031 Notes Offering and proceeds from the $200.0 million common unit issuance to Diamondback. Following the completion of the Acquisition, Diamondback beneficially owned approximately 56% of the Partnership’s total limited partner units outstanding.

Viper Energy Partners LP
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
Cash Distribution

On November 2, 2023, the board of directors of the General Partner approved a cash distribution for the third quarter of 2023 by the Operating Company under its distribution policy of $0.70 per Operating Company unit, payable on November 24, 2023, to eligible unitholders of record at the close of business on November 16, 2023.

On November 2, 2023, the board of directors of the General Partner also approved a cash distribution for the third quarter of 2023 by the Partnership under its distribution policy of $0.57 per common unit, payable on November 24, 2023, to eligible unitholders of record at the close of business on November 16, 2023. The distribution to common unitholders consists of a base quarterly distribution of $0.27 per common unit and a variable quarterly distribution of $0.30 per common unit.

The distribution record and payment dates will occur after the effective date of the Conversion; accordingly, Viper Energy, Inc. (“Viper Inc.”) will pay the base quarterly distribution and variable quarterly distribution to holders of Class A common stock (“Class A Common Stock”) post-Conversion under the same terms as approved by the board of directors of the General Partner.

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

Recent Developments

Pending Conversion into Corporation

As previously reported, on July 31, 2023, we announced our intent to convert our legal status from a Delaware limited partnership into a Delaware corporation (the “Conversion”), which we believe would further broaden our investor base and improve our trading liquidity. The Conversion was unanimously approved by the board of directors of the General Partner on November 2, 2023. Under the limited partnership agreement of the Partnership, as amended in connection with the Conversion (the “LP Agreement”), no vote of the limited partners is required or will be sought for the Conversion. On November 2, 2023, the General Partner, on behalf of the Partnership, filed the certificate of conversion and the certificate of incorporation with the Secretary of the State of Delaware and notified Nasdaq of such filings. We anticipate that the Conversion will become effective at 12:01 a.m. (Eastern Time) on November 13, 2023 (such date and time at which the Conversion becomes effective, the “Effective Time”).

At the Effective Time, the Partnership will convert into a Delaware corporation pursuant to a plan of conversion (the “Plan of Conversion”) and will change its name from Viper Energy Partners LP to Viper Inc., and the certificate of incorporation and the bylaws of Viper Inc. will become effective.

At the Effective Time, each common unit representing limited partnership interest in the Partnership issued and outstanding immediately prior to the Effective Time will be converted, on a unit-for-unit basis, into one issued and outstanding, fully paid and nonassessable share of Class A Common Stock $0.000001 par value per share, of Viper Inc., (ii) each Class B unit representing limited partnership interest in the Partnership issued and outstanding immediately prior to the Effective Time will be converted, on a unit-for-unit basis, into one issued and outstanding, fully paid and nonassessable share of Class B common stock, $0.000001 par value per share, of Viper Inc. (“Class B Common Stock” and, together with Class A Common Stock, “Common Stock”), and (iii) the general partner interest issued and outstanding immediately prior to the Effective Time (100% owned by the General Partner) will be cancelled and no longer outstanding at the Effective Time. At the Effective Time, as a result of the Conversion, holders of common units will become holders of Class A Common Stock and holders of Class B units will become holders of Class B Common Stock. Similar to Class B units before the Conversion, each share of Class B Common Stock will be exchangeable, at the discretion of the holders of Class B Common Stock, together with one unit of the Operating Company, into one share of Class A Common Stock post-Conversion. Holders of Class B Common Stock will have the same preferred distribution and liquidation preference rights as those provided under the LP Agreement. At the Effective Time, Diamondback and its wholly owned subsidiary Diamondback E&P LLC will be the only holders of the Class B Common Stock and will collectively own approximately 56% of the outstanding shares of Common Stock. As a result, Viper Inc. will be a “controlled company” within the meaning of the corporate governance standards of Nasdaq and, as a result, will qualify for certain exemptions from the corporate governance rules of Nasdaq.

After the Conversion, it is expected that our current limited partners will own the same percentage of Viper Inc.’s outstanding shares as they currently own of the Partnership’s outstanding equity interests.

At the Effective Time, the certificate of incorporation and bylaws of Viper Inc. will generally provide stockholders of Viper Inc. with substantially the same rights and obligations as those that limited partners had in the LP Agreement. Currently, limited partners are not generally entitled to vote with respect to governance of the Partnership under the LP Agreement, except for those few matters set forth in the LP Agreement. Following the Conversion, except as otherwise expressly provided in the Certificate of Incorporation, the holders of Common Stock will be entitled to vote on all matters on which stockholders of a corporation are generally entitled to vote on under the Delaware General Corporation Law, including the election of the board of directors of Viper Inc.

At the Effective Time, the business and affairs of Viper Inc. will be overseen by a board of directors of Viper Inc., rather than the General Partner, which currently oversees the business and affairs of the Partnership, as its general partner. The directors and executive officers of the General Partner immediately prior to the Effective Time will become the directors and executive officers of Viper Inc. at the Effective Time. In addition, the audit committee of the board of directors of the General Partner, and the membership thereof, immediately prior to the Effective Time, will be replicated at Viper Inc. at the Effective time. Further, post-Conversion, Diamondback will continue to provide personnel and general and administrative services to Viper Inc., including the services of the executive officers and other employees, pursuant to the services and secondment agreement in substantially the same manner as Diamondback currently provides to the General Partner. In addition, for so long as Diamondback and any of its subsidiaries collectively beneficially own at least 25% of the outstanding common stock of Viper Inc., (i) Diamondback will have the right to designate up to three persons to serve as directors of Viper Inc. and (ii) the board of directors of Viper Inc. may not appoint any person other than a Diamondback seconded employee as an executive officer of Viper Inc. unless such appointment is approved, in advance, by either (x) Diamondback (which approval may not be unreasonably withheld or conditioned) or (y) the affirmative vote of the holders of at least 80% of the voting power of the capital stock of Viper Inc. Initially, there will be two Diamondback designees to the board of directors of Viper Inc.—Travis Stice and Kaes Van’t Hof.

The Partnership has requested that, at the open of business on November 13, 2023, Nasdaq cease trading of the common units and commence trading of the Class A Common Stock on Nasdaq under the existing ticker symbol “VNOM.” No action by the current holders of common units is currently anticipated. A new CUSIP number has been issued for the Class A Common Stock, which will become effective at the Effective Time. Because the Partnership is already treated as a corporation for U.S. federal income tax purposes, we expect that the Conversion will not affect our status as a corporation for U.S. federal income tax purposes or materially impact the U.S. federal income tax treatment of our current public common unitholders.

2031 Notes Offering

On October 19, 2023, we completed the 2031 Notes Offering of $400.0 million in aggregate principal amount of our Senior Notes due November 1, 2031. We received net proceeds of approximately $394.4 million, after deducting the initial purchasers’ discount and expected transaction costs, from the 2031 Notes Offering.

See Note 13—Subsequent Events of the notes to the condensed consolidated financial statements for further detail.

Recent Acquisition

On November 1, 2023, we acquired certain mineral and royalty interests for approximately 9.02 million common units and $750 million in cash, subject to customary post-closing adjustments. The mineral and royalty interests acquired in the Acquisition represent approximately 4,600 net royalty acres in the Permian Basin, plus approximately 2,700 additional net royalty acres in other major basins. The cash portion of this transaction was funded through a combination of cash on hand and held in escrow, borrowings under the Operating Company’s revolving credit facility, the proceeds from the 2031 Notes Offering and $200.0 million of proceeds from the issuance of common units to Diamondback under the common unit purchase agreement.

See Note 13—Subsequent Events of the notes to the condensed consolidated financial statements for further detail.

After giving effect to the Acquisition, our footprint of mineral and royalty interests totaled approximately 34,500 net royalty acres, approximately 46% of which are operated by Diamondback.

Commodity Prices

Prices for oil, natural gas and natural gas liquids are determined primarily by prevailing market conditions. Regional and worldwide economic activity, including any economic downturn or recession that has occurred or may occur in the future, extreme weather conditions and other substantially variable factors influence market conditions for these products. These factors are beyond our control and are difficult to predict. During the nine months ended 2023 and 2022, the NYMEX WTI price averaged $77.28 and $98.25 per Bbl, respectively, and NYMEX Henry Hub price averaged $2.58 and $6.69 per MMBtu, respectively. The war in Ukraine and the Israel-Hamas war, rising interest rates, global supply chain disruptions, concerns about a potential economic downturn or recession, measures to combat persistent inflation and instability in the financial sector have contributed to recent economic and pricing volatility and may continue to impact pricing throughout 2023. Additionally, OPEC and its non-OPEC allies, known collectively as OPEC+, continues to meet regularly to evaluate the state of global oil supply, demand and inventory levels.

Production and Operational Update

Continuing the trend of increasing production, average oil production per day during the third quarter of 2023 was the highest in our history. As of November 1, 2023, there are 73 rigs operating on our mineral and royalty acreage, ten of which are operated by Diamondback. As a result of the continued outperformance of our production goals, as well as the Acquisition, we have increased our fourth quarter 2023 oil production guidance by approximately 11% at midpoint compared to average daily oil production in the third quarter of 2023. We expect production to decline by approximately two to three percent in the first quarter of 2024 on a pro forma basis, but to grow throughout the year with fourth quarter 2024 production ending approximately five percent higher than pro forma fourth quarter 2023.

After giving effect to the Acquisition, our gross well information as of November 1, 2023 is as follows:

	Diamondback Operated	Third Party Operated	Total
Horizontal wells turned to production(1):
Gross wells	53	157	210
Net 100% royalty interest wells	4.4	1.6	6.0
Average percent net royalty interest	8.3%	1.0%	2.9%

Horizontal producing well count:
Gross wells	1,782	9,293	11,075
Net 100% royalty interest wells	125.8	105.6	231.4
Average percent net royalty interest	7.1%	1.1%	2.1%

Horizontal active development well count(2):
Gross wells	123	743	866
Net 100% royalty interest wells	5.8	8.2	14.0
Average percent net royalty interest	4.7%	1.1%	1.6%

Line of sight wells(3):
Gross wells	143	540	683
Net 100% royalty interest wells	9.5	8.8	18.3
Average percent net royalty interest	6.6%	1.6%	2.7%
(1) Average lateral length of 10,912.
(2) The total 866 gross wells currently in the process of active development are those wells that have been spud and are expected to be turned to production within approximately the next six to eight months.
(3) The total 683 gross line-of-sight wells are those that are not currently in the process of active development, but for which we have reason to believe that they will be turned to production within approximately the next 15 to 18 months. The expected timing of these line-of-sight wells is based primarily on permitting by third party operators or Diamondback’s current expected completion schedule. Existing permits or active development of our royalty acreage does not ensure that those wells will be turned to production given the volatility in oil prices.

Comparison of the Three Months Ended September 30, 2023 and June 30, 2023

Results of Operations

The following table summarizes our income and expenses for the periods indicated:

	Three Months Ended
	September 30, 2023	June 30, 2023
	(In thousands)
Operating income:
Oil income	$168,008	$139,300
Natural gas income	8,893	5,090
Natural gas liquids income	18,713	13,807
Royalty income	195,614	158,197
Lease bonus income—related party	97,237	1,277
Lease bonus income	196	1,134
Other operating income	193	179
Total operating income	293,240	160,787
Costs and expenses:
Production and ad valorem taxes	12,286	12,621
Depletion	36,280	34,064
General and administrative expenses	1,880	2,008
Total costs and expenses	50,446	48,693
Income (loss) from operations	242,794	112,094
Other income (expense):
Interest expense, net	(11,203)	(11,291)
Gain (loss) on derivative instruments, net	(2,988)	(12,594)
Other income, net	489	172
Total other expense, net	(13,702)	(23,713)
Income (loss) before income taxes	229,092	88,381
Provision for (benefit from) income taxes	21,879	8,450
Net income (loss)	207,213	79,931
Net income (loss) attributable to non-controlling interest	128,614	49,381
Net income (loss) attributable to Viper Energy Partners LP	$78,599	$30,550

The following table summarizes our production data, average sales prices and average costs for the periods indicated:

	Three Months Ended
	September 30, 2023	June 30, 2023
Production data:
Oil (MBbls)	2,037	1,924
Natural gas (MMcf)	4,900	4,685
Natural gas liquids (MBbls)	867	724
Combined volumes (MBOE)(1)	3,721	3,429

Average daily oil volumes (BO/d)	22,141	21,143
Average daily combined volumes (BOE/d)	40,446	37,681

Average sales prices:
Oil ($/Bbl)	$82.48	$72.40
Natural gas ($/Mcf)	$1.81	$1.09
Natural gas liquids ($/Bbl)	$21.58	$19.07
Combined ($/BOE)(2)	$52.57	$46.14

Oil, hedged ($/Bbl)(3)	$81.44	$71.39
Natural gas, hedged ($/Mcf)(3)	$1.47	$0.65
Natural gas liquids ($/Bbl)(3)	$21.58	$19.07
Combined price, hedged ($/BOE)(3)	$51.55	$44.97

Average costs ($/BOE):
Production and ad valorem taxes	$3.30	$3.68
General and administrative - cash component(4)	0.41	0.51
Total operating expense - cash	$3.71	$4.19

General and administrative - non-cash unit compensation expense	$0.10	$0.08
Interest expense, net	$3.01	$3.29
Depletion	$9.75	$9.93
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

Royalty income increased $37.4 million during the third quarter of 2023 compared to the second quarter of 2023. Changes in average pricing contributed to approximately $26.3 million of the total increase, primarily due to higher average prices for oil, and to a lesser extent, natural gas and natural gas liquids received for our production in the third quarter of 2023. The remaining increase of $11.1 million in royalty income is due to a 9% increase in production in the third quarter of 2023 compared to the second quarter of 2023, which resulted primarily from new well development in areas where Viper has a higher royalty interest.

Lease Bonus Income-Related Party

Lease bonus income from Diamondback increased $96.0 million due to one new lease of $95.8 million covering approximately 12,778 net mineral acres in Midland County, Texas, and another covering approximately 140 net mineral acres in Pecos County, Texas, in the third quarter of 2023, compared to receiving payment for two new leases and two lease extensions covering approximately 165 net mineral acres in Martin and Wheeler Counties; Texas, in the second quarter of 2023.

See Note 2—Summary of Significant Accounting Policies of the notes to the condensed consolidated financial statements for further detail.

Production and Ad Valorem Taxes

The following table presents production and ad valorem taxes for the periods indicated:

	Three Months Ended
	September 30, 2023			June 30, 2023
	Amount (In thousands)	Per BOE	Percentage of Royalty Income	Amount (In thousands)	Per BOE	Percentage of Royalty Income
Production taxes	$9,892	$2.66	5.1%	$7,807	$2.28	5.0%
Ad valorem taxes	2,394	0.64	1.2	4,814	1.40	3.0
Total production and ad valorem taxes	$12,286	$3.30	6.3%	$12,621	$3.68	8.0%

In general, production taxes are directly related to production revenues and are based upon current year commodity prices. Production taxes as a percentage of royalty income for the third quarter of 2023 were consistent with the second quarter of 2023. Ad valorem taxes are based, among other factors, on property values driven by prior year commodity prices. In the third quarter of 2023, we lowered our full year estimate of ad valorem taxes based on expected reductions in our tax rates and accordingly, decreased our ad valorem accrual compared to the second quarter of 2023.

Depletion

The $2.2 million increase in depletion expense for the third quarter of 2023 compared to the second quarter of 2023 was due primarily to production growth between the periods. The average depletion rate decreased slightly to $9.75 per BOE for the third quarter of 2023 compared to $9.93 per BOE for the second quarter of 2023.

Derivative Instruments

The following table shows the net gain (loss) on derivative instruments and the net cash receipts (payments) on derivatives for the periods presented:

	Three Months Ended
	September 30, 2023	June 30, 2023
	(In thousands)
Gain (loss) on derivative instruments	$(2,988)	$(12,594)
Net cash receipts (payments) on derivatives	$(3,807)	$(3,997)

We recorded losses on our derivative instruments for the three months ended September 30, 2023 and June 30, 2023. The decrease in the loss was primarily due to recording a gain of $2.0 million on natural gas basis swaps in the third quarter of 2023 compared to a loss of $7.6 million in the second quarter of 2023. We are required to recognize all derivative instruments on our balance sheet as either assets or liabilities measured at fair value. See Note 10—Derivatives of the notes to the condensed consolidated financial statements for additional discussion of our open contracts at September 30, 2023.

Provision for (Benefit from) Income Taxes

The $13.4 million increase in income tax expense for the third quarter of 2023 compared to the second quarter of 2023 is primarily due to the increase in pre-tax income attributable to us, resulting largely from the increases in royalty income and lease bonus income discussed above. See Note 9—Income Taxes of the notes to the condensed consolidated financial statements for further details.

Comparison of the Nine Months Ended September 30, 2023 and 2022

Results of Operations

The following table summarizes our income and expenses for the periods indicated:

	Nine Months Ended September 30,
	2023	2022

Operating income:
Oil income	$443,927	$514,180
Natural gas income	22,974	67,621
Natural gas liquids income	47,995	70,027
Royalty income	514,896	651,828
Lease bonus income—related party	105,585	6,652
Lease bonus income	1,730	3,856
Other operating income	774	506
Total operating income	622,985	662,842
Costs and expenses:
Production and ad valorem taxes	37,794	45,547
Depletion	101,331	89,833
General and administrative expenses	6,652	5,972
Total costs and expenses	145,777	141,352
Income (loss) from operations	477,208	521,490
Other income (expense):
Interest expense, net	(32,180)	(30,158)
Gain (loss) on derivative instruments, net	(30,685)	(19,366)
Other income, net	802	200
Total other expense, net	(62,063)	(49,324)
Income (loss) before income taxes	415,145	472,166
Provision for (benefit from) income taxes	39,735	(37,597)
Net income (loss)	375,410	509,763
Net income (loss) attributable to non-controlling interest	232,294	379,796
Net income (loss) attributable to Viper Energy Partners LP	$143,116	$129,967

The following table summarizes our production data, average sales prices and average costs for the periods indicated:

	Nine Months Ended September 30,
	2023	2022
Production data:
Oil (MBbls)	5,771	5,259
Natural gas (MMcf)	13,809	11,713
Natural gas liquids (MBbls)	2,224	1,857
Combined volumes (MBOE)(1)	10,297	9,068

Average daily oil volumes (BO/d)	21,139	19,264
Average daily combined volumes (BOE/d)	37,718	33,216

Average sales prices:
Oil ($/Bbl)	$76.92	$97.77
Natural gas ($/Mcf)	$1.66	$5.77
Natural gas liquids ($/Bbl)	$21.58	$37.71
Combined ($/BOE)(2)	$50.00	$71.88

Oil, hedged ($/Bbl)(3)	$75.85	$96.40
Natural gas, hedged ($/Mcf)(3)	$1.39	$4.62
Natural gas liquids ($/Bbl)(3)	$21.58	$37.71
Combined price, hedged ($/BOE)(3)	$49.03	$69.60

Average costs ($/BOE):
Production and ad valorem taxes	$3.67	$5.02
General and administrative - cash component(4)	0.55	0.55
Total operating expense - cash	$4.22	$5.57

General and administrative - non-cash unit compensation expense	$0.10	$0.11
Interest expense, net	$3.13	$3.33
Depletion	$9.84	$9.91
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

Royalty income decreased $136.9 million during the nine months ended September 30, 2023 compared to the same period in 2022. Changes in average pricing during 2023 contributed to approximately $212.9 million of the total decrease due primarily to lower average oil, natural gas and natural gas liquids prices received for our production in 2023. The decrease due to lower pricing was partially offset by $76.0 million in additional royalty income due to a 14% increase in production volumes during the nine months ended September 30, 2023 compared to the same period in 2022. This production growth stems from new well development in areas where Viper has a higher royalty interest between periods.

Lease Bonus Income-Related Party

Lease bonus income from Diamondback increased $98.9 million due to five new leases in Martin, Midland, Pecos and Wheeler Counties; Texas, and two lease extensions in Martin County, Texas, including one lease of $95.8 million for the nine months ended September 30, 2023, compared to receiving payment for four leases in Martin County, Texas, during the same period in 2022.

See Note 2—Summary of Significant Accounting Policies of the notes to the condensed consolidated financial statements for further details.

Production and Ad Valorem Taxes

The following table presents production and ad valorem taxes for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023			2022
	Amount (In thousands)	Per BOE	Percentage of Royalty Income	Amount (In thousands)	Per BOE	Percentage of Royalty Income
Production taxes	$25,876	$2.51	5.0%	$33,484	$3.69	5.1%
Ad valorem taxes	11,918	1.16	2.3	12,063	1.33	1.9
Total production and ad valorem taxes	$37,794	$3.67	7.3%	$45,547	$5.02	7.0%

In general, production taxes are directly related to production revenues and are based upon current year commodity prices. Production taxes as a percentage of royalty income for the nine months ended September 30, 2023 remained consistent with the same period in 2022. Ad valorem taxes are based, among other factors, on property values driven by prior year commodity prices. The slight increase in ad valorem taxes as a percentage of royalty income is primarily due to higher valuations assigned to our oil and natural gas interests period over period driven by higher average commodity prices in 2022.

After giving effect to the Acquisition, we expect our production and ad valorem tax as a percentage of royalty income to be 7% in 2023.

Depletion

The $11.5 million increase in depletion expense for the nine months ended September 30, 2023 compared to the same period in 2022 was due primarily to production growth between the periods resulting largely from new well development. The average depletion rate remained relatively flat at $9.84 per BOE for the nine months ended September 30, 2023 compared to $9.91 per BOE for the same period in 2022.

After giving effect to the Acquisition, we expect depletion expense to range from approximately $150.0 million to $161.5 million in 2023.

Derivative Instruments

The following table shows the net gain (loss) on derivative instruments and the net cash receipts (payments) on derivatives for the periods presented:

	Nine Months Ended September 30,
	2023	2022
	(In thousands)
Gain (loss) on derivative instruments	$(30,685)	$(19,366)
Net cash receipts (payments) on derivatives(1)	$(10,019)	$(27,292)
(1)The nine months ended September 30, 2022 includes cash paid on commodity contracts terminated prior to their contractual maturity of $6.6 million.

We recorded losses on our derivative instruments for the nine months ended September 30, 2023 and 2022 primarily due to market prices being higher than the strike prices on our open derivative contracts. We are required to recognize all derivative instruments on our balance sheet as either assets or liabilities measured at fair value. See Note 10—Derivatives of the notes to the condensed consolidated financial statements for additional discussion of our open contracts at September 30, 2023.

Provision for (Benefit from) Income Taxes

The $77.3 million increase in income tax expense for the nine months ended September 30, 2023 compared to the same period in 2022 resulted primarily from the increase in pre-tax income attributable to us as a result of the expiration of the special income allocation at December 31, 2022, and from the impact of discrete income tax benefit recognized in the third quarter of 2022 related to a change in the valuation allowance against our deferred tax assets. See Note 9—Income Taxes of the notes to the condensed consolidated financial statements for further details.

After giving effect to the Acquisition, we expect our cash tax rate to be approximately 21% of pre-tax income for the year ended December 31, 2023.

Net Income (Loss) Attributable to Non-controlling Interest

The $147.5 million decrease in net income (loss) attributable to non-controlling interest for the nine months ended September 30, 2023 compared to the same period in 2022 is primarily due to the expiration of the special income allocation at December 31, 2022.

Liquidity and Capital Resources

Overview of Sources and Uses of Cash

As we pursue our business and financial strategy, we regularly consider which capital resources, including cash flow and equity and debt financings, are available to meet our future financial obligations and liquidity requirements. Our future ability to grow proved reserves will be highly dependent on the capital resources available to us. Our primary sources of liquidity have been cash flows from operations, proceeds from sales of non-core assets, equity and debt offerings and borrowings under the Operating Company’s revolving credit facility. Our primary uses of cash have been distributions to our unitholders, repayments of debt, capital expenditures for the acquisition of our mineral and royalty interests in oil and natural gas properties and repurchases of our common units. At September 30, 2023, we had approximately $746.8 million of liquidity consisting of $146.8 million in cash and cash equivalents and $600.0 million available under the Operating Company’s revolving credit facility. See further discussion of changes in our sources of cash in “—Capital Resources” below.

Our working capital requirements are supported by our cash and cash equivalents and the Operating Company’s revolving credit facility. We may draw on the Operating Company’s revolving credit facility to meet short-term cash requirements, or issue debt or equity securities as part of our longer-term liquidity and capital management program. Because of the alternatives available to us as discussed above, we believe that our short-term and long-term liquidity are adequate to fund not only our current operations, but also our near-term and long-term funding requirements including our acquisitions of mineral and royalty interests, distributions, debt service obligations and repayment of debt maturities, common unit and senior note repurchases and any amounts that may ultimately be paid in connection with contingencies.

In order to mitigate volatility in oil and natural gas prices, we have entered into commodity derivative contracts as discussed further in Item 3. Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risk.

Continued prolonged volatility in the capital, financial and/or credit markets due to the war in Ukraine and the Israel-Hamas war, the depressed commodity markets and/or adverse macroeconomic conditions, including persistent inflation, rising interests rates, global supply chain disruptions and increasing concerns over a potential economic downturn or recession, may limit our access to, or increase our cost of, capital or make capital unavailable on terms acceptable to us or at all. Although we expect that our sources of funding will be adequate to fund our short-term and long-term liquidity requirements, we cannot assure you that the needed capital will be available on acceptable terms or at all.

Cash Flows

The following table presents our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2023	2022
	(In thousands)
Cash Flow Data:
Net cash provided by (used in) operating activities	$492,397	$513,241
Net cash provided by (used in) investing activities	(176,749)	19,611
Net cash provided by (used in) financing activities	(187,013)	(560,684)
Net increase (decrease) in cash and cash equivalents	$128,635	$(27,832)

Operating Activities

Our operating cash flow is sensitive to many variables, the most significant of which are the volatility of prices for oil and natural gas and the volumes of oil and natural gas sold by our producers. The decrease in net cash provided by operating activities during the nine months ended September 30, 2023 compared to the same period in 2022 was primarily driven by lower royalty income. This was partially offset by an increase in cash flows from related party lease bonus income and a decrease in cash paid for derivative settlements. See “—Results of Operations” for discussion of significant changes in our revenues and expenses.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2023 primarily related to acquisitions of oil and natural gas interests from third parties, which includes a $50.0 million escrow deposit made for the Acquisition, and the acquisition of oil and natural gas interests in the Drop Down.

Net cash provided by investing activities during the nine months ended September 30, 2022 primarily related to proceeds from the divestiture of oil and natural gas interests, partially offset by expenditures for acquisitions of oil and natural gas interests.

Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2023 primarily resulted from distributions of $212.1 million and $67.2 million of common unit repurchases as we continue to return capital to our unitholders. These cash outflows were partially offset by net borrowings of $98.0 million under the Operating Company’s revolving credit facility.

Net cash used in financing activities during the nine months ended September 30, 2022, was primarily related to distributions of $333.7 million to our unitholders and $118.9 million of common unit repurchases which included approximately $37.3 million for the repurchase of 1.5 million common units from a significant unitholder in a privately negotiated transaction. Additionally, we paid $49.0 million for the repurchase of principal outstanding on the Notes and made net repayments of $59.0 million under the Operating Company’s revolving credit facility.

Capital Resources

The Operating Company’s Revolving Credit Facility

On September 22, 2023, the Operating Company entered into an eleventh and separately a twelfth amendment to the existing credit agreement, which among other things, (i) extended the maturity date from June 2, 2025, to September 22, 2028, (ii) maintained the maximum credit amount of $2.0 billion, (iii) increased the borrowing base from $1.0 billion to $1.3 billion upon consummation of the Acquisition, (iv) increased the aggregate elected commitment amount from $750.0 million to $850.0 million, and (v) waived the automatic reduction of the borrowing base that would otherwise occur upon the consummation of the 2031 Notes. The Operating Company had $250.0 million in outstanding borrowings and $600.0 million of availability on its revolving credit facility at September 30, 2023.

Issuance of 2031 Notes

On October 19, 2023, we completed the 2031 Notes Offering of $400.0 million in aggregate principal amount of its 7.375% Senior Notes maturing on November 1, 2031. Through maturity, we expect to incur approximately $236.0 million in aggregate interest costs ($29.5 million annually) for the 2031 Notes.

See Note 6—Debt and Note 13—Subsequent Events of the notes to the condensed consolidated financial statements for additional discussion of our outstanding debt and discussion of the Acquisition and the 2031 Notes Offering, respectively.

Capital Requirements

Acquisition Funding

The $750.0 million cash portion of the purchase price for the Acquisition completed on November 1, 2023, was funded through a combination of cash on hand and cash held in escrow, borrowings under the Operating Company’s revolving credit facility, proceeds from the 2031 Notes Offering and proceeds from our issuance of common units to Diamondback. See Note 13—Subsequent Events of the notes to the condensed consolidated financial statements for further discussion.

Repurchases of Securities

Under our current common unit repurchase program, the board of directors of our General Partner has authorized us to acquire up to $750.0 million of our common units, excluding excise tax. As of September 30, 2023, $462.9 million remains available for use to repurchase units under this repurchase program, excluding excise tax.

We may also from time to time opportunistically repurchase some of the outstanding Notes in open market purchases or in privately negotiated transactions.

Cash Distributions

The Operating Company will pay a cash distribution for the third quarter of 2023 in accordance with its distribution policy of $0.70 per Operating Company unit on November 24, 2023 to eligible unitholders of record at the close of business on November 16, 2023.

We will pay a cash distribution for the third quarter of 2023 in accordance with its distribution policy of $0.57 per common unit on November 24, 2023 to eligible our unitholders of record at the close of business on November 16, 2023. The distribution to common unitholders consists of a base quarterly dividend of $0.27 per common unit and a variable quarterly distribution of $0.30 per common unit.

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

Recent Accounting Pronouncements

See Note 2—Summary of Significant Accounting Policies included in the notes to the condensed consolidated financial statements for recent accounting pronouncements not yet adopted, if any.

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

Commodity Price Risk

Our major market risk exposure is in the pricing applicable to the oil and natural gas production of our operators. Realized prices are driven primarily by the prevailing worldwide price for crude oil and prices for natural gas in the United States. Both crude oil and natural gas realized prices are also impacted by the quality of the product, supply and demand balances in local physical markets and the availability of transportation to demand centers. Pricing for oil and natural gas production has been historically volatile and unpredictable and the prices that our operators receive for production depend on many factors outside of our or their control, such as the war in Ukraine and the Israel-Hamas war, rising interest rates, global supply chain disruptions, a potential economic downturn or recession and actions taken by OPEC members and other exporting nations. We cannot predict events that may lead to future price volatility and the near term energy outlook remains subject to heightened levels of uncertainty.

We historically have used fixed price swap contracts, fixed price basis swap contracts and costless collars with corresponding put and call options to reduce price volatility associated with certain of our royalty income as discussed in Note 10—Derivatives of the notes to the condensed consolidated financial statements.

At September 30, 2023, we had a net liability derivative position related to our commodity price derivatives of $10.9 million. Utilizing actual derivative contractual volumes under our contracts as of September 30, 2023, a 10% increase in forward curves associated with the underlying commodity would have increased the net liability position by $4.1 million to approximately $15.0 million, while a 10% decrease in forward curves associated with the underlying commodity would have decreased the net liability derivative position by $3.7 million to approximately $7.2 million. However, any cash derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument.

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

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on our indebtedness under the Operating Company’s revolving credit facility. The terms of the credit agreement provide for interest on borrowings at a floating rate equal to (i) term SOFR plus 0.10% (“Adjusted Term SOFR”), or (ii) an alternate base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.50%, and 1-month Adjusted Term SOFR plus 1.00%), in each case plus the applicable margin. The applicable margin ranges from 1.00% to 2.00% per annum in the case of the alternative base rate and from 2.00% to 3.00% per annum in the case of Adjusted Term SOFR, in each case depending on the amount of the loans outstanding in relation to the commitment, which is calculated using the least of the maximum credit amount, the aggregate elected commitment amount and the borrowing base. We are obligated to pay a quarterly commitment fee ranging from 0.375% to 0.500% per year on the unused portion of the commitment. As of September 30, 2023, we had $250.0 million in outstanding borrowings. During the three and nine months ended September 30, 2023, the weighted average interest rate on the Operating Company’s revolving credit facility was 7.58% and 7.37%.

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

As of September 30, 2023, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer of our General Partner have concluded that as of September 30, 2023, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

Our common unit repurchase activity for the three months ended September 30, 2023 was as follows:

Period	Total Number of Units Purchased	Average Price Paid Per Unit(1)(3)	Total Number of Units Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Units that May Yet Be Purchased Under the Plan(2)(3)
	(In thousands, except unit amounts)
July 1, 2023 - July 31, 2023	334,600	$25.99	334,600	$463,724
August 1, 2023 - August 31, 2023	30,000	$28.76	30,000	$462,861
September 1, 2023 - September 30, 2023	—	$—	—	$462,861
Total	364,600	$26.22	364,600
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

ITEM 5.     OTHER INFORMATION

None of the directors or officers of our General Partner adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during our fiscal quarter ended September 30, 2023.

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

2.2
Purchase and Sale Agreement, dated as of September 4, 2023, by and among Royalty Asset Holdings, LP, Royalty Asset Holdings II, LP and Saxum Asset Holdings, LP (collectively, as sellers), Viper Energy Partners LLC (as buyer) and Viper Energy Partners LP (as parent, and collectively with Viper Energy Partners LLC, as buyer parties).

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

3.3
First Amendment to Second Amended and Restated Agreement of Limited Partnership of Viper Energy Partners LP, dated as of May 10, 2018 (incorporated by reference to Exhibit 3.2 of the Partnership’s Current Report on Form 8-K (File 001-36505) filed on May 15, 2018).

3.4
Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Viper Energy Partners LP, dated as of November 2, 2023. (incorporated by reference to Exhibit 3.1 of the Partnership’s Current Report on Form 8-K (File 001-36505) filed on November 2, 2023).

3.5
Second Amended and Restated Limited Liability Company Agreement of Viper Energy Partners LLC, dated as of May 9, 2018 (incorporated by reference to Exhibit 3.3 of the Partnership’s Current Report on Form 8-K (File 001-36505) filed on May 15, 2018).

3.6
First Amendment to Second Amended and Restated Limited Liability Company Agreement of Viper Energy Partners LLC, dated as of March 30, 2020 (incorporated by reference to Exhibit 3.1 of the Partnership’s Current Report on Form 8-K (File 001-36505) filed on March 31, 2020).

3.7
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

4.2
Registration Rights Agreement, dated as of November 1, 2023, by and among Viper Energy Partners LP, Warwick Royalty and Mineral Master Fund LP, Royalty Asset Holdings, LP, Royalty Asset Holdings II, LP and Saxum Asset Holdings, LP (incorporated by reference to Exhibit 4.1 of the Partnership’s Current Report on Form 8-K (File No. 001-36505) filed on November 7, 2023.

4.3
Indenture, dated as of October 19, 2023, among Viper Energy Partners LP, as issuer, Viper Energy Partners LLC, as guarantor and Computershare Trust Company National Association, as trustee (including the form of Viper Energy Partners LP’s 7.375% Senior Notes due 2031) (incorporated by reference to Exhibit 4.1 of the Partnership’s Current Report on Form 8-K (File No. 001-36505) filed on October 25, 2023).

10.1
Common Unit Purchase and Sale Agreement, entered into on September 4, 2023, by and among Viper Energy Partners LP and Diamondback Energy, Inc. (incorporated by reference to Exhibit 10.1 of the Partnership’s Current Report on Form 8-K (File No. 001-36505) filed on September 7, 2023).

10.2
Eleventh Amendment to Amended and Restated Senior Secured Revolving Credit Agreement dated as of September 22, 2023, by and among Viper Energy Partners LLC, as borrower, Viper Energy Partners LP, as parent guarantor, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Partnership’s Current Report on Form 8-K (File No. 001-36505) filed on September 28, 2023).

10.3
Twelfth Amendment to Amended and Restated Senior Secured Revolving Credit Agreement dated as of September 22, 2023, by and among Viper Energy Partners LLC, as borrower, Viper Energy Partners LP, as parent guarantor, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 of the Partnership’s Current Report on Form 8-K (File No. 001-36505) filed on September 28, 2023).

10.4
Subordinated Promissory Note, dated as of October 19, 2023, made by Viper Energy Partners LLC payable to Viper Energy Partners LP (incorporated by reference to Exhibit 10.1 of the Partnership’s Current Report on Form 8-K (File No. 001-36505) filed on October 25, 2023).

Exhibit Number	Description
10.5
Services and Secondment Agreement, dated as of November 2, 2023, by and among Diamondback E&P LLC, Viper Energy Partners LP, Viper Energy Partners GP LLC and Viper Energy Partners LLC (incorporated by reference to Exhibit 10.1 of the Partnership’s Current Report on Form 8-K (File No. 001-36505) filed on November 2, 2023).

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

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Unitholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Condensed Notes to Consolidated Financial Statements.

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

VIPER ENERGY PARTNERS LP

		By:	VIPER ENERGY PARTNERS GP LLC
its General Partner

Date:	November 8, 2023	By:	/s/ Travis D. Stice
Travis D. Stice
Chief Executive Officer

Date:	November 8, 2023	By:	/s/ Teresa L. Dick
Teresa L. Dick
Chief Financial Officer