Form 10-Q
period 2024-03-31
Viper Energy, Inc.
filed 2024-05-02
CIK 1602065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-36505

Viper Energy, Inc.
(Exact Name of Registrant As Specified in Its Charter)

DE	46-5001985
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

500 West Texas Ave.
Suite 100
Midland, TX	79701
(Address of principal executive offices)	(Zip code)
(432) 221-7400
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock $0.000001 par value	VNOM	The Nasdaq Stock Market LLC
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

As of April 26, 2024, 91,423,830 shares of Class A Common Stock and 85,431,453 shares of Class B Common Stock of the registrant were outstanding.

VIPER ENERGY, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2024

i

GLOSSARY OF OIL AND NATURAL GAS TERMS
The following is a glossary of certain oil and natural gas terms that are used in this Quarterly Report on Form 10-Q (this “report”):

Argus WTI Midland	Grade of oil that serves as a benchmark price for oil at Midland, Texas.
Basin	A large depression on the earth’s surface in which sediments accumulate.
Bbl or barrel	One stock tank barrel, or 42 U.S. gallons liquid volume, used in this report in reference to crude oil or other liquid hydrocarbons.
BO	One barrel of crude oil.
BO/d	One BO per day.
BOE	One barrel of oil equivalent, with six thousand cubic feet of natural gas being equivalent to one barrel of oil.
BOE/d	BOE per day.
British Thermal Unit or Btu	The quantity of heat required to raise the temperature of one pound of water by one degree Fahrenheit.
Completion	The process of treating a drilled well followed by the installation of permanent equipment for the production of natural gas or oil, or in the case of a dry hole, the reporting of abandonment to the appropriate agency.
Condensate	Liquid hydrocarbons associated with the production of a primarily natural gas reserve.
Crude oil	Liquid hydrocarbons retrieved from geological structures underground to be refined into fuel sources.
Development well	A well drilled within the proved area of a natural gas or oil reservoir to the depth of a stratigraphic horizon known to be productive.
Differential	An adjustment to the price of oil or natural gas from an established spot market price to reflect differences in the quality and/or location of oil or natural gas.
Dry hole or dry well	A well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceed production expenses and taxes.
Field	An area consisting of either a single reservoir or multiple reservoirs, all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.
Fracturing	The process of creating and preserving a fracture or system of fractures in a reservoir rock typically by injecting a fluid under pressure through a wellbore and into the targeted formation.
Gross acres or gross wells	The total acres or wells, as the case may be, in which a working interest is owned.
Henry Hub	Natural gas gathering point that serves as a benchmark price for natural gas futures on the NYMEX.
Horizontal wells	Wells drilled directionally horizontal to allow for development of structures not reachable through traditional vertical drilling mechanisms.
MBbl	One thousand barrels of crude oil and other liquid hydrocarbons.
MBOE	One thousand barrels of crude oil equivalent, determined using a ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.
MBOE/d	One thousand BOE per day.
Mcf	One thousand cubic feet of natural gas.
Mineral interests	The interests in ownership of the resource and mineral rights, giving an owner the right to profit from the extracted resources.
MMBtu	One million British Thermal Units.
MMcf	Million cubic feet of natural gas.
Net royalty acres	Net mineral acres multiplied by the average lease royalty interest and other burdens.
Oil and natural gas properties	Tracts of land consisting of properties to be developed for oil and natural gas resource extraction.
Operator	The individual or company responsible for the exploration and/or production of an oil or natural gas well or lease.
Proved reserves	The estimated quantities of oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be commercially recoverable in future years from known reservoirs under existing economic and operating conditions.

Reserves	The estimated remaining quantities of oil and natural gas and related substances anticipated to be economically producible, as of a given date, by application of development projects to known accumulations. In addition, there must exist, or there must be a reasonable expectation that there will exist, the legal right to produce or a revenue interest in the production, installed means of delivering oil and natural gas or related substances to the market and all permits and financing required to implement the project. Reserves are not assigned to adjacent reservoirs isolated by major, potentially sealing, faults until those reservoirs are penetrated and evaluated as economically producible. Reserves should not be assigned to areas that are clearly separated from a known accumulation by a non-productive reservoir (i.e., absence of reservoir, structurally low reservoir or negative test results). Such areas may contain prospective resources (i.e., potentially recoverable resources from undiscovered accumulations).
Reservoir	A porous and permeable underground formation containing a natural accumulation of producible natural gas and/or crude oil that is confined by impermeable rock or water barriers and is separate from other reservoirs.
Royalty interest	An interest that gives an owner the right to receive a portion of the resources or revenues without having to carry any costs of development, which may be subject to expiration.
Spud	Commencement of actual drilling operations.
Waha Hub	Natural gas gathering point that serves as a benchmark price for natural gas at western Texas and New Mexico.
Wellbore	The hole drilled by the bit that is equipped for oil or natural gas production on a completed well.
Working interest	An operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and receive a share of production and requires the owner to pay a share of the costs of drilling and production operations.
WTI	West Texas Intermediate, a light sweet blend of oil produced from fields in western Texas and is a grade of oil that serves as a benchmark for oil on the NYMEX.
WTI Cushing	Grade of oil that serves as a benchmark price for oil at Cushing, Oklahoma.

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

ASU	Accounting Standards Update.
Class A Common Stock	Class A Common Stock, $0.000001 par value per share of Viper Energy, Inc.
Class B Common Stock	Class B Common Stock, $0.000001 par value per share of Viper Energy, Inc.
Common Stock	Collectively, Class A Common Stock, and Class B Common Stock.
Diamondback	Diamondback Energy, Inc., a Delaware corporation.
Exchange Act	The Securities Exchange Act of 1934, as amended.
GAAP	Accounting principles generally accepted in the United States.
General Partner	Viper Energy Partners GP LLC, a Delaware limited liability company, and the General Partner of the Partnership.
LTIP	Viper Energy, Inc. Long Term Incentive Plan.
Nasdaq	The Nasdaq Global Select Market.
Notes
The outstanding senior notes of Viper Energy, Inc. issued under indentures where Viper Energy Partners LLC is the sole guarantor, consisting of the 5.375% Senior Notes due 2027 and the 7.375% Senior Notes due 2031.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Various statements contained in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which involve risks, uncertainties, and assumptions. All statements, other than statements of historical fact, including statements regarding our: future performance; business strategy; future operations; estimates and projections of operating income, losses, costs and expenses, returns, cash flow, and financial position; production levels on properties in which we have mineral and royalty interests, developmental activity by other operators; reserve estimates and our ability to replace or increase reserves; anticipated benefits other of strategic transactions (including acquisitions and divestitures); and plans and objectives of management (including Diamondback’s plans for developing our acreage and our cash dividend policy and repurchases of our common shares and/or senior notes) are forward-looking statements. When used in this report, the words “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “guidance,” “intend,” “may,” “model,” “outlook,” “plan,” “positioned,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions (including the negative of such terms) as they relate to us are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. In particular, the factors discussed in this report and detailed under Part II. Item 1A. Risk Factors, and our Annual Report on Form 10-K for the year ended December 31, 2023, could affect our actual results and cause our actual results to differ materially from expectations, estimates or assumptions expressed, forecasted or implied in such forward-looking statements. Unless the context requires otherwise, references to “we,” “us,” “our” or the “Company” are intended to mean the business and operations of the Company and the Operating Company.

Factors that could cause the outcomes to differ materially include (but are not limited to) the following:

•changes in supply and demand levels for oil, natural gas, and natural gas liquids and the resulting impact on the price for those commodities;
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
v

•lack of, or disruption in, access to adequate and reliable transportation, processing, storage and other facilities impacting our operators;
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

PART I. FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Viper Energy, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2024	2023
	(In thousands, except share amounts)
Assets
Current assets:
Cash and cash equivalents	$20,005	$25,869
Royalty income receivable (net of allowance for credit losses)	131,737	108,681
Royalty income receivable—related party	33,381	3,329
Income tax receivable	—	813
Derivative instruments	—	358
Prepaid expenses and other current assets	4,697	4,467
Total current assets	189,820	143,517
Property:
Oil and natural gas interests, full cost method of accounting ($1,719,140 and $1,769,341 excluded from depletion at March 31, 2024 and December 31, 2023, respectively)	4,649,330	4,628,983
Land	5,688	5,688
Accumulated depletion and impairment	(913,285)	(866,352)
Property, net	3,741,733	3,768,319
Derivative instruments	1,022	92
Deferred income taxes (net of allowances)	74,752	56,656
Other assets	5,239	5,509
Total assets	$4,012,566	$3,974,093
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17	$19
Accounts payable—related party	—	1,330
Accrued liabilities	32,328	27,021
Derivative instruments	8,472	2,961
Income taxes payable	14,068	1,925
Total current liabilities	54,885	33,256
Long-term debt, net	1,093,547	1,083,082
Derivative instruments	—	201
Total liabilities	1,148,432	1,116,539
Commitments and contingencies (Note 12)
Stockholders’ equity:
Class A Common Stock, $0.000001 par value: 1,000,000,000 shares authorized; 91,423,830 shares issued and outstanding as of March 31, 2024 and 86,144,273 shares issued and outstanding as of December 31, 2023	—	—
Class B Common Stock, $0.000001 par value: 1,000,000,000 shares authorized; 85,431,453 shares issued and outstanding as of March 31, 2024 and 90,709,946 shares issued and outstanding as of December 31, 2023	—	—
Additional paid-in capital	1,101,308	1,031,078
Retained earnings (accumulated deficit)	(21,763)	(16,786)
Total Viper Energy, Inc. stockholders’ equity	1,079,545	1,014,292
Non-controlling interest	1,784,589	1,843,262
Total equity	2,864,134	2,857,554
Total liabilities and stockholders’ equity	$4,012,566	$3,974,093

See accompanying notes to condensed consolidated financial statements.

Viper Energy, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(In thousands, except per share amounts)
Operating income:
Oil income	$177,118	$136,619
Natural gas income	6,797	8,991
Natural gas liquids income	21,152	15,475
Royalty income	205,067	161,085
Lease bonus income—related party	120	7,071
Lease bonus income	50	400
Other operating income	155	402
Total operating income	205,392	168,958
Costs and expenses:
Production and ad valorem taxes	14,406	12,887
Depletion	46,933	30,987
General and administrative expenses	5,033	2,764
Other operating expense	94	—
Total costs and expenses	66,466	46,638
Income (loss) from operations	138,926	122,320
Other income (expense):
Interest expense, net	(19,588)	(9,686)
Gain (loss) on derivative instruments, net	(7,492)	(15,103)
Other income, net	258	141
Total other expense, net	(26,822)	(24,648)
Income (loss) before income taxes	112,104	97,672
Provision for (benefit from) income taxes	12,529	9,406
Net income (loss)	99,575	88,266
Net income (loss) attributable to non-controlling interest	56,215	54,299
Net income (loss) attributable to Viper Energy, Inc.	$43,360	$33,967

Net income (loss) attributable to common shares:
Basic	$0.49	$0.47
Diluted	$0.49	$0.47
Weighted average number of common shares outstanding:
Basic	87,537	72,732
Diluted	87,629	72,815

See accompanying notes to condensed consolidated financial statements.

Viper Energy, Inc.
Condensed Consolidated Statements of Changes to Stockholders' Equity
(Unaudited)

	Common Stock(1)
			Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Non-Controlling Interest	Total
	Class A Shares	Class B Shares

	(In thousands)
Balance at December 31, 2023	86,144	90,710	$1,031,078	$(16,786)	$1,843,262	$2,857,554
Common shares issued to related party	5,279	(5,279)	—	—	—	—
Equity-based compensation	—	—	485	—	—	485
Issuance of shares upon vesting of equity awards	1	—	—	—	—	—
Distribution equivalent rights payments	—	—	—	(56)	—	(56)
Dividends to shareholders	—	—	—	(43,791)	—	(43,791)
Dividends to Diamondback	—	—	20	(4,490)	(62,590)	(67,060)
Change in ownership of consolidated subsidiaries, net	—	—	69,753	—	(52,298)	17,455
Cash paid for tax withholding on vested equity awards	—	—	(28)	—	—	(28)
Net income (loss)	—	—	—	43,360	56,215	99,575
Balance at March 31, 2024	91,424	85,431	$1,101,308	$(21,763)	$1,784,589	$2,864,134
(1) The par values of the outstanding shares of Class A Common Stock and Class B Common Stock each round to zero at March 31, 2024.

					General	Non-Controlling Interest	Total
	Limited Partners				Partner
	Common Units	Amount	Class B Units	Amount	Amount

	(In thousands)
Balance at December 31, 2022	73,230	$689,178	90,710	$832	$649	$1,630,866	$2,321,525
Unit-based compensation	—	370	—	—	—	—	370
Issuance of shares upon vesting of equity awards	4	—	—	—	—	—	—
Distribution equivalent rights payments	—	(72)	—	—	—	—	(72)
Distributions to public	—	(35,253)	—	—	—	—	(35,253)
Distributions to Diamondback	—	(358)	—	(25)	—	(48,983)	(49,366)
Distributions to General Partner	—	—	—	—	(20)	—	(20)
Change in ownership of consolidated subsidiaries, net	—	11,449	—	—	—	(11,449)	—
Repurchased units as part of unit buyback	(1,115)	(33,022)	—	—	—	—	(33,022)
Net income (loss)	—	33,967	—	—	—	54,299	88,266
Balance at March 31, 2023	72,119	$666,259	90,710	$807	$629	$1,624,733	$2,292,428

See accompanying notes to condensed consolidated financial statements.

Viper Energy, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$99,575	$88,266
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for (benefit from) deferred income taxes	(641)	429
Depletion	46,933	30,987
(Gain) loss on derivative instruments, net	7,492	15,103
Net cash receipts (payments) on derivatives	(2,754)	(2,215)
Other	1,341	643
Changes in operating assets and liabilities:
Royalty income receivable	(23,152)	(1,381)
Royalty income receivable—related party	(30,052)	(30,064)
Accounts payable and accrued liabilities	5,305	(2,534)
Accounts payable—related party	(1,330)	(306)
Income taxes payable	12,143	8,566
Other	582	(251)
Net cash provided by (used in) operating activities	115,442	107,243
Cash flows from investing activities:
Acquisitions of oil and natural gas interests—related party	—	(75,073)
Acquisitions of oil and natural gas interests	(20,774)	(39,602)
Proceeds from sale of oil and natural gas interests	429	(1,908)
Net cash provided by (used in) investing activities	(20,345)	(116,583)
Cash flows from financing activities:
Proceeds from borrowings under credit facility	90,000	118,000
Repayment on credit facility	(80,000)	—
Repurchased shares/units under buyback program	—	(33,022)
Dividends/distributions to shareholders	(43,847)	(35,325)
Dividends/distributions to Diamondback	(67,060)	(49,366)
Other	(54)	(20)
Net cash provided by (used in) financing activities	(100,961)	267
Net increase (decrease) in cash and cash equivalents	(5,864)	(9,073)
Cash, cash equivalents and restricted cash at beginning of period	25,869	18,179
Cash, cash equivalents and restricted cash at end of period	$20,005	$9,106

See accompanying notes to condensed consolidated financial statements.

Viper Energy, Inc.
Condensed Notes to Consolidated Financial Statements
(Unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION

Organization

Effective November 13, 2023 (the “Effective Time”), Viper Energy Partners LP (the “Partnership”) converted from a publicly traded Delaware limited partnership to a Delaware corporation pursuant to a plan of conversion (the “Conversion”) and changed names from Viper Energy Partners LP to Viper Energy, Inc. This report includes the results for the Partnership prior to the Conversion and Viper Energy, Inc. (the “Company”) following the Conversion. References to the “Company” refer to (i) Viper Energy, Inc. and its consolidated subsidiaries following the Conversion and (ii) the Partnership and its consolidated subsidiaries prior to the Conversion. References to shares or per share amounts prior to the Conversion refer to units or per unit amounts. Unless otherwise noted, all references to shares or per share amounts following the Conversion refer to shares or per share amounts of the Company’s Common Stock. References to dividends prior to the Conversion refer to distributions. There are no tax impacts resulting from the Conversion as Viper Energy Partners LP was treated as a corporation for tax purposes.

The Company is a publicly traded Delaware corporation focused on owning and acquiring mineral interests and royalty interests in oil and natural gas properties primarily in the Permian Basin.

Prior to March 8, 2024, the Company was a “controlled company” under the rules of the Nasdaq Stock Market LLC (the “Nasdaq Rules”). On March 8, 2024, our parent, Diamondback, completed an underwritten public offering in which it sold approximately 13.2 million shares of the Company’s Class A Common Stock (the “Diamondback Offering”). Following the Offering, Diamondback owned no shares of the Company’s Class A Common Stock and owned 85,431,453 shares of the Company’s Class B Common Stock, reducing its beneficial ownership to approximately 48% of the Company’s total Common Stock outstanding. As such, the Company ceased to be a “controlled company” under the Nasdaq Rules. Prior to the Offering, the Company’s board of directors had a majority of independent directors and a standing audit committee comprised of all independent directors but had elected to take advantage of certain exemptions from corporate governance requirements applicable to controlled companies under the Nasdaq Rules and, until March 8, 2024, did not have a compensation committee or a committee of independent directors that selects director nominees.

Effective as of March 8, 2024, the Company’s board of directors formed (i) the compensation committee for purposes of making certain executive and other compensation decisions and (ii) the nominating and corporate governance committee for purposes of making certain nominating and corporate governance decisions, with each such committee’s rights and obligations being subject to the terms and conditions of (x) our certificate of incorporation, (y) such committee’s charter as adopted by the board and (z) the Services and Secondment Agreement, dated as of November 2, 2023, pursuant to which Diamondback provides personnel and general and administrative services to us, including the services of the executive officers and other employees, substantially in the same manner as those provided to us by the former General Partner prior to the Conversion.

Basis of Presentation

The accompanying condensed consolidated financial statements and related notes thereto were prepared in accordance with GAAP. All material intercompany balances and transactions have been eliminated upon consolidation. We report our operations in one reportable segment.

These condensed consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the SEC. They reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to SEC rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with the Company’s most recent Annual Report on Form 10–K for the fiscal year ended December 31, 2023, which contains a summary of the Company’s significant accounting policies and other disclosures.

Viper Energy, Inc.
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
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

Making accurate estimates and assumptions is particularly difficult in the oil and natural gas industry given the challenges resulting from volatility in oil and natural gas prices. For instance, the war in Ukraine and the Israel-Hamas war, rising interest rates, global supply chain disruptions and recent measures to combat persistent inflation and instability in the financial sector have contributed to recent pricing and economic volatility. The financial results of companies in the oil and natural gas industry have been and may continue to be impacted materially as a result of changing market conditions. Such circumstances generally increase uncertainty in the Company’s accounting estimates, particularly those involving financial forecasts.

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

Related Party Transactions

Royalty Income Receivable

As of March 31, 2024 and December 31, 2023, Diamondback, either directly or through its consolidated subsidiaries, owed the Company $33.4 million and $3.3 million, respectively, for royalty income received from third parties for the Company’s production, which had not yet been remitted to the Company.

Lease Bonus Income

During the three months ended March 31, 2024 and 2023, Diamondback paid the Company $0.1 million and $7.1 million, respectively, of lease bonus income primarily related to new leases in the Permian Basin and Midland Basin.

Other Related Party Transactions

See Note 4—Acquisitions and Divestitures for significant related party acquisitions of oil and natural gas interests.

See Note 7—Stockholder's Equity for further details regarding equity transactions with related parties.

All other significant related party transactions with Diamondback or its affiliates have been stated on the face of the condensed consolidated financial statements as of March 31, 2024, and for the three months ended March 31, 2024 and 2023.

Viper Energy, Inc.
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
Accrued Liabilities

Accrued liabilities consist of the following as of the dates indicated:

	March 31,	December 31,
	2024	2023
	(In thousands)
Interest payable	$24,260	$11,036
Ad valorem taxes payable	5,751	13,299
Derivatives instruments payable	762	1,279
Other	1,555	1,407
Total accrued liabilities	$32,328	$27,021

Recent Accounting Pronouncements

Recently Adopted Pronouncements

There are no recently adopted pronouncements.

Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures,” which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. The amendments are effective for annual periods beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. Management is currently evaluating this ASU to determine its impact on the Company's disclosures. Adoption of the update will not impact the Company’s financial position, results of operations or liquidity.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740) – Improvements to Income Tax Disclosures,” which requires that certain information in a reporting entity’s tax rate reconciliation be disaggregated, and provides additional requirements regarding income taxes paid. The amendments are effective for annual periods beginning after December 15, 2024, with early adoption permitted, and should be applied either prospectively or retrospectively. Management is currently evaluating this ASU to determine its impact on the Company’s disclosures. Adoption of the update will not impact the Company’s financial position, results of operations or liquidity.

The Company considers the applicability and impact of all ASUs. ASUs not discussed above were assessed and determined to be either not applicable, previously disclosed, or not material upon adoption.

3.    REVENUE FROM CONTRACTS WITH CUSTOMERS

Royalty income represents the right to receive revenues from oil, natural gas and natural gas liquids sales obtained from third party purchasers by the operator of the wells in which the Company owns a royalty interest. Royalty income is recognized at the point control of the product is transferred to the purchaser at the wellhead or at the gas processing facility based on the Company’s percentage ownership share of the revenue, net of any deductions for gathering and transportation. Virtually all of the pricing provisions in the Company’s contracts are tied to a market index.

Viper Energy, Inc.
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
The following table disaggregates the Company’s revenue from oil, natural gas and natural gas liquids by revenue generated from production on properties operated by Diamondback and revenue generated from production on properties operated by third parties:

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Revenue Generated from Diamondback Operated Properties	Revenue Generated from Third Party Operated Properties	Total	Revenue Generated from Diamondback Operated Properties	Revenue Generated from Third Party Operated Properties	Total
	(In thousands)
Oil income	$94,616	$82,502	$177,118	$77,967	$58,652	$136,619
Natural gas income	3,437	3,360	6,797	3,861	5,130	8,991
Natural gas liquids income	11,036	10,116	21,152	9,703	5,772	15,475
Total royalty income	$109,089	$95,978	$205,067	$91,531	$69,554	$161,085

4.    ACQUISITIONS AND DIVESTITURES

2024 Activity

Acquisitions

In the first quarter of 2024, the Company acquired, in individually insignificant transactions from unrelated third-party sellers, mineral and royalty interests representing 131 net royalty acres in the Midland Basin for an aggregate purchase price of approximately $32.0 million, subject to customary post-closing adjustments.

2023 Activity

Acquisitions

GRP Acquisition

On November 1, 2023, the Company and the Operating Company acquired certain mineral and royalty interests from Royalty Asset Holdings, LP, Royalty Asset Holdings II, LP and Saxum Asset Holdings, LP, affiliates of Warwick Capital Partners and GRP Energy Capital (collectively, “GRP,”) pursuant to a definitive purchase and sale agreement for approximately 9.02 million common units and $749.5 million in cash, including transactions costs and subject to customary post-closing adjustments (the “GRP Acquisition”). The mineral and royalty interests acquired in the GRP Acquisition represent approximately 4,600 net royalty acres in the Permian Basin, plus approximately 2,700 additional net royalty acres in other major basins. The cash consideration for the GRP Acquisition was funded through a combination of cash on hand and held in escrow, borrowings under the Operating Company’s revolving credit facility, proceeds from the 7.375% Senior unsecured notes due 2031 and proceeds from the $200.0 million common unit issuance to Diamondback.

Drop Down Transaction

On March 8, 2023, the Company acquired certain mineral and royalty interests from subsidiaries of Diamondback for approximately $74.5 million in cash, including customary closing adjustments for net title benefits (the ‘‘Drop Down’’). The mineral and royalty interests acquired in the Drop Down represent approximately 660 net royalty acres in Ward County in the Southern Delaware Basin, 100% of which are operated by Diamondback, and have an average net royalty interest of approximately 7.2% and production of approximately 300 BO/d. The Company funded the Drop Down through a combination of cash on hand and borrowings under the Operating Company’s revolving credit facility. The Drop Down was accounted for as a transaction between entities under common control with the properties acquired recorded at Diamondback’s historical carrying value in the Company’s condensed consolidated balance sheet. The historical carrying value of the properties approximated the Drop Down purchase price.

Viper Energy, Inc.
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
Other Acquisitions

Additionally, during the year ended December 31, 2023, the Company acquired, in individually insignificant transactions from unrelated third-party sellers, mineral and royalty interests representing 286 net royalty acres in the Permian Basin for an aggregate purchase price of approximately $70.4 million, including customary closing adjustments. The Company funded these acquisitions with cash on hand and borrowings under the Operating Company’s revolving credit facility.

5.    OIL AND NATURAL GAS INTERESTS

Oil and natural gas interests include the following for the periods presented:

	March 31,	December 31,
	2024	2023
	(In thousands)
Oil and natural gas interests:
Subject to depletion	$2,930,190	$2,859,642
Not subject to depletion	1,719,140	1,769,341
Gross oil and natural gas interests	4,649,330	4,628,983
Accumulated depletion and impairment	(913,285)	(866,352)
Oil and natural gas interests, net	3,736,045	3,762,631
Land	5,688	5,688
Property, net of accumulated depletion and impairment	$3,741,733	$3,768,319

As of March 31, 2024 and December 31, 2023, the Company had mineral and royalty interests representing 34,346 and 34,217 net royalty acres, respectively.

No impairment expense was recorded on the Company’s oil and natural gas interests for the three months ended March 31, 2024 and 2023 based on the results of the respective quarterly ceiling tests. In addition to commodity prices, the Company’s production rates, levels of proved reserves, transfers of unevaluated properties and other factors will determine its actual ceiling test limitations and impairment analysis in future periods. If the trailing 12-month commodity prices decline as compared to the commodity prices used in prior quarters, the Company could have material write-downs in subsequent quarters.

6.    DEBT

Long-term debt consisted of the following as of the dates indicated:

	March 31,	December 31,
	2024	2023
	(In thousands)
5.375% Senior unsecured notes due 2027	$430,350	$430,350
7.375% Senior unsecured notes due 2031	400,000	400,000
Revolving credit facility	273,000	263,000
Unamortized debt issuance costs	(6,641)	(6,903)
Unamortized discount	(3,162)	(3,365)
Total long-term debt	$1,093,547	$1,083,082

The Operating Company’s Revolving Credit Facility

The Operating Company’s credit facility, as amended to date, provides for a revolving credit facility in the maximum credit amount of $2.0 billion and a borrowing base of $1.3 billion. The borrowing base is scheduled to be redetermined semi-annually in May and November. As of March 31, 2024, the Operating Company had elected a commitment amount of $850.0 million, with $273.0 million of outstanding borrowings and $577.0 million available for future borrowings. During the

Viper Energy, Inc.
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
three months ended March 31, 2024 and 2023, the weighted average interest rates on the Operating Company’s revolving credit facility were 7.65% and 6.10%, respectively. The revolving credit facility will mature on September 22, 2028.

As of March 31, 2024, the Operating Company was in compliance with the financial maintenance covenants under its credit facility.

7.    STOCKHOLDERS’ EQUITY

At March 31, 2024, the Company had a total of 91,423,830 shares of Class A Common Stock issued and outstanding and 85,431,453 shares of Class B Common Stock issued and outstanding, of which 85,431,453 shares of Class B Common Stock were beneficially owned by Diamondback, representing approximately 48% of the Company’s total shares outstanding. Diamondback also beneficially owned 85,431,453 Operating Company units, representing a 48% non-controlling ownership interest in the Operating Company, and the Company owned the remaining 91,423,830 Operating Company units. The Operating Company units and the Company’s Class B Common Stock beneficially owned by Diamondback are exchangeable from time to time for the Company’s Class A Common Stock (that is, one Operating Company unit and one share of the Company’s Class B Common Stock, together, will be exchangeable for one share of the Company’s Class A Common Stock).

2023 Viper Issuance of Common Units to Diamondback

In October 2023, the Company issued approximately 7.22 million of its common units to Diamondback at a price of $27.72 per unit for a total net proceeds of approximately $200.0 million. The net proceeds of this common unit issuance were used to fund a portion of the cash consideration for the GRP Acquisition.

Common Stock Repurchase Program

The Company’s board of directors has authorized a $750.0 million common stock repurchase program, with respect to the repurchase of the Company’s Class A Common Stock, excluding excise tax, over an indefinite period of time. The Company has and intends to continue to purchase shares of Class A Common Stock under the repurchase program opportunistically with funds from cash on hand, free cash flow from operations and potential liquidity events such as the sale of assets. This repurchase program may be suspended from time to time, modified, extended or discontinued by the Company’s board of directors at any time.

There were no repurchases of Class A Common Stock during the three months ended March 31, 2024. During the three months ended March 31, 2023, the Company repurchased, excluding excise tax, approximately $32.7 million common units under the repurchase program. As of March 31, 2024, approximately $434.2 million remains available under the repurchase program, excluding excise tax.

Cash Dividends

The board of directors of the Company has established a dividend policy, whereby the Operating Company distributes all or a portion of its available cash on a quarterly basis to its shareholders (including Diamondback and the Company). The Company in turn distributes all or a portion of the available cash it receives from the Operating Company to shareholders of its Class A Common Stock through base and variable dividends that take into account capital returned to shareholders via its stock repurchase program. The Company’s available cash and the available cash of the Operating Company for each quarter is determined by the board of directors following the end of such quarter.

The cash available for distribution by the Operating Company, a non-GAAP measure, generally equals the Company’s consolidated Adjusted EBITDA for the applicable quarter, less cash needed for income taxes payable, debt service, contractual obligations, fixed charges and reserves for future operating or capital needs that the board of directors of the Company deems necessary or appropriate, lease bonus income (net of applicable taxes), distribution equivalent rights payments and preferred dividends, if any. For a detailed description of the Company’s and the Operating Company’s dividend policy, see Note 7—Stockholders’ Equity—Cash Dividends in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

Viper Energy, Inc.
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
The percentage of cash available for distribution by the Operating Company pursuant to its distribution policy may change quarterly to enable the Operating Company to retain cash flow to help strengthen the Company’s balance sheet while also expanding the return of capital program through the Company’s stock repurchase program. The Company is not required to pay dividends to its Class A Common stockholders on a quarterly or other basis.

The following table presents information regarding cash dividends paid during the periods presented (in thousands, except for per share amounts):

Period	Amount per Operating Company Unit	Operating Company Distributions to Diamondback	Amount per Common Share	Common Stockholders(1)(2)	Declaration Date	Stockholder Record Date	Payment Date
Q4 2023	$0.69	$62,590	$0.56	$48,337	February 15, 2024	March 5, 2024	March 12, 2024
Q4 2022	$0.54	$48,983	$0.49	$35,683	February 15, 2023	March 3, 2023	March 10, 2023
(1)For dividends paid in 2024, includes amounts paid to Diamondback for the 7,946,507 shares of Class A Common Stock then beneficially owned by Diamondback and distribution equivalent rights payments. As of March 31, 2024, Diamondback did not beneficially own any shares of Class A Common Stock. See Note 1—Organization and Basis of Presentation for further details.
(2)For distributions paid in 2023, includes amounts paid to Diamondback for the 731,500 common units then beneficially owned by Diamondback.

Cash dividends will be made to the common stockholders of record on the applicable record date, generally within 60 days after the end of each quarter.

Change in Ownership of Consolidated Subsidiaries

Non-controlling interest in the accompanying condensed consolidated financial statements represents Diamondback’s ownership in the net assets of the Operating Company. Diamondback’s relative ownership interest in the Operating Company can change due to its purchase or sale of the Company’s Common Stock, the Company’s public offerings of shares of Class A Common Stock, issuance of shares of Class A Common Stock for acquisitions, share-based compensation, repurchases of shares of Class A Common Stock and distribution equivalent rights paid on the Company’s Class A Common Stock. These changes in ownership percentage result in adjustments to non-controlling interest and stockholders’ equity, tax effected, but do not impact earnings.

The following table summarizes the changes in stockholders’ equity due to changes in ownership interest during the period:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Net income (loss) attributable to the Company	$43,360	$33,967
Change in ownership of consolidated subsidiaries	69,753	11,449
Change from net income (loss) attributable to the Company's stockholders and transfers with non-controlling interest	$113,113	$45,416

8.    EARNINGS PER COMMON SHARE

The net income (loss) per common share on the condensed consolidated statements of operations is based on the net income (loss) attributable to the Company’s Class A Common Stock or common units for the three months ended March 31, 2024 and 2023, respectively.

Basic and diluted earnings per common share are calculated using the two-class method. The two-class method is an earnings allocation proportional to the respective ownership among holders of Class A Common Stock and participating securities. Basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average shares

Viper Energy, Inc.
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
of Class A Common Stock or common units outstanding during the period. Diluted net income (loss) per common share gives effect, when applicable, to unvested shares of Class A Common Stock granted under the LTIP.

A reconciliation of the components of basic and diluted earnings per common share is presented in the table below:

	Three Months Ended March 31,
	2024	2023
	(In thousands, except per share amounts)
Net income (loss) attributable to the period	$43,360	$33,967
Less: distributed and undistributed earnings allocated to participating securities(1)	56	72
Net income (loss) attributable to common stockholders	$43,304	$33,895
Weighted average common shares outstanding:
Basic weighted average common shares outstanding	87,537	72,732
Effect of dilutive securities:
Potential common shares issuable(2)	92	83
Diluted weighted average common shares outstanding	87,629	72,815
Net income (loss) per common share, basic	$0.49	$0.47
Net income (loss) per common share, diluted	$0.49	$0.47
(1)    Unvested restricted stock units and performance restricted stock units that contain non-forfeitable distribution equivalent rights granted are considered participating securities and are therefore included in the earnings per share calculation pursuant to the two-class method.
(2)    For the three months ended March 31, 2024 and 2023, there were no other significant potential common shares excluded from the computation of diluted earnings per common share.

9.    INCOME TAXES

The following table provides the Company’s provision for (benefit from) income taxes and the effective income tax rate for the dates indicated:

	Three Months Ended March 31,
	2024	2023
	(In thousands, except for tax rate)
Provision for (benefit from) income taxes	$12,529	$9,406
Effective tax rate	11.2%	9.6%

The Company’s effective income tax rate for the three months ended March 31, 2024 and March 31, 2023 differed from the amount computed by applying the United States federal statutory tax rate to pre-tax income for the period primarily due to net income attributable to the non-controlling interest.

As of March 31, 2024 and 2023, the Company maintained a partial valuation allowance against its deferred tax assets considered not more likely than not to be realized, based on its assessment of all available evidence, both positive and negative as required by applicable accounting standards. During the three months ended March 31, 2024, Diamondback converted approximately 5.28 million shares of the Company’s Class B Common Stock along with 5.28 million Operating Company units into an equivalent number of shares of Class A Common Stock. In connection with this transaction, the Company recognized a $28.2 million increase in its deferred tax asset and a $10.8 million increase in its valuation allowance through additional paid-in capital.

The Company incurred no excise tax during the three months ended March 31, 2024 and an immaterial amount of excise tax for the three months ended March 31, 2023.

Viper Energy, Inc.
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

Commodity Contracts

The Company historically has used fixed price swap contracts, fixed price basis swap contracts and costless collars with corresponding put and call options to reduce price volatility associated with certain of its royalty income. At March 31, 2024, the Company has put options, costless collars and fixed price basis swaps outstanding.

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

As of March 31, 2024, the Company had the following outstanding derivative contracts. When aggregating multiple contracts, the weighted average contract price is disclosed.

					Swaps	Collars		Puts
Settlement Month	Settlement Year	Type of Contract	Bbls/MMBtu Per Day	Index	Weighted Average Differential	Weighted Average Floor Price	Weighted Average Ceiling Price	Strike Price	Deferred Premium
OIL
Apr. - Jun.	2024	Puts	14,000	WTI Cushing	$—	$—	$—	$59.29	$(1.51)
Jul. - Sep.	2024	Puts	16,000	WTI Cushing	$—	$—	$—	$55.00	$(1.65)
Oct. - Dec.	2024	Puts	16,000	WTI Cushing	$—	$—	$—	$55.00	$(1.70)
Apr. - Jun.	2024	Costless Collar	6,000	WTI Cushing	$—	$65.00	$95.55	$—	$—
Jul. - Dec.	2024	Costless Collar	4,000	WTI Cushing	$—	$55.00	$93.66	$—	$—
NATURAL GAS
Apr. - Dec.	2024	Basis Swaps	30,000	Waha Hub	$(1.20)	$—	$—	$—	$—
Jan. - Dec.	2025	Basis Swaps	40,000	Waha Hub	$(0.68)	$—	$—	$—	$—

Viper Energy, Inc.
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

Gains and Losses on Derivative Instruments

The following table summarizes the gains and losses on derivative instruments included in the condensed consolidated statements of operations and the net cash receipts (payments) on derivatives for the periods presented:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Gain (loss) on derivative instruments	$(7,492)	$(15,103)
Net cash receipts (payments) on derivatives	$(2,754)	$(2,215)

11.    FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As discussed in Note 11—Fair Value Measurements in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, certain assets and liabilities are reported at fair value on a recurring basis on the Company’s condensed consolidated balance sheets, including the Company’s derivative instruments. The fair values of the Company’s derivative contracts are measured internally using established commodity futures price strips for the underlying commodity provided by a reputable third party, the contracted notional volumes, and time to maturity. These valuations are Level 2 inputs in the fair value hierarchy. The net amounts are classified as current or noncurrent based on their anticipated settlement dates.

The following table provides (i) fair value measurement information for financial assets and liabilities measured at fair value on a recurring basis, (ii) the gross amounts of recognized derivative assets and liabilities, (iii) the amounts offset under master netting arrangements with counterparties, and (iv) the resulting net amounts presented in the Company’s condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023:

	As of March 31, 2024
	Level 1	Level 2	Level 3	Total Gross Fair Value	Gross Amounts Offset in Balance Sheet	Net Fair Value Presented in Balance Sheet
	(In thousands)
Assets:
Current:
Derivative instruments	$—	$2,424	$—	$2,424	$(2,424)	$—
Non-current:
Derivative instruments	$—	$1,379	$—	$1,379	$(357)	$1,022
Liabilities:
Current:
Derivative instruments	$—	$10,896	$—	$10,896	$(2,424)	$8,472
Non-current:
Derivative instruments	$—	$357	$—	$357	$(357)	$—

Viper Energy, Inc.
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total Gross Fair Value	Gross Amounts Offset in Balance Sheet	Net Fair Value Presented in Balance Sheet
	(In thousands)
Assets:
Current:
Derivative instruments	$—	$7,040	$—	$7,040	$(6,682)	$358
Non-current:
Derivative instruments	$—	$1,269	$—	$1,269	$(1,177)	$92
Liabilities:
Current:
Derivative instruments	$—	$9,643	$—	$9,643	$(6,682)	$2,961
Non-current:
Derivative instruments	$—	$1,378	$—	$1,378	$(1,177)	$201

Assets and Liabilities Not Recorded at Fair Value

The following table provides the fair value of financial instruments that are not recorded at fair value in the condensed consolidated balance sheets:

	March 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Debt:
Revolving credit facility	$273,000	$273,000	$263,000	$263,000
5.375% senior unsecured notes due 2027(1)	$426,220	$421,205	$425,949	$422,122
7.375% senior unsecured notes due 2031(1)	$394,327	$416,760	$394,133	$418,408
(1) The carrying value includes associated deferred loan costs and any discount.

The fair value of the Operating Company’s revolving credit facility approximates the carrying value based on borrowing rates available to the Company for bank loans with similar terms and maturities and is classified as Level 2 in the fair value hierarchy. The fair value of the Notes was determined using the quoted market price at each period end, a Level 1 classification in the fair value hierarchy.

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

Viper Energy, Inc.
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
12.    COMMITMENTS AND CONTINGENCIES

The Company is a party to various routine legal proceedings, disputes and claims from time to time arising in the ordinary course of its business. While the ultimate outcome of the pending proceedings, disputes or claims, and any resulting impact on the Company cannot be predicted with certainty, the Company’s management believes that none of these matters, if ultimately decided adversely, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows. The Company’s assessment is based on information known about the pending matters and its experience in contesting, litigating and settling similar matters. Actual outcomes could differ materially from the Company’s assessment. The Company records reserves for contingencies related to outstanding legal proceedings, disputes or claims when information available indicates that a loss is probable and the amount of the loss can be reasonably estimated.

13.    SUBSEQUENT EVENTS

Cash Dividend

On April 25, 2024, the board of directors of the Company approved a cash dividend for the first quarter of 2024 of $0.59 per share of Class A Common Stock and $0.70 per Operating Company unit, in each case, payable on May 22, 2024, to holders of record at the close of business on May 15, 2024. The dividend on Class A Common Stock consists of a base quarterly dividend of $0.27 per share and a variable quarterly dividend of $0.32 per share.

Divestiture of Non-Permian Assets

On May 1, 2024, the Company divested all of its non-Permian assets for a purchase price of approximately $90.3 million, subject to customary post-closing adjustments. The divested properties consisted of approximately 2,726 net royalty acres with current production of approximately 450 BO/d.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On November 13, 2023, we converted from a Delaware limited partnership to a Delaware corporation. See Note 1—Organization and Basis of Presentation of the notes to the condensed consolidated financial statements for additional discussion of the Conversion. The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto presented in this report as well as our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors. See Part II. Item 1A. Risk Factors and Cautionary Statement Regarding Forward-Looking Statements.

Overview

We are a publicly traded Delaware corporation focused on owning and acquiring mineral and royalty interests in oil and natural gas properties primarily in the Permian Basin. We operate in one reportable segment.

Recent Developments

Divestiture of Non-Permian Assets

On May 1, 2024 we divested all of our non-Permian assets for a purchase price of approximately $90.3 million, subject to customary post-closing adjustments. The divested properties consisted of approximately 2,726 net royalty acres with current production of approximately 450 BO/d.

Diamondback Offering

On March 8, 2024, Diamondback completed the Diamondback Offering, which reduced its beneficial ownership to approximately 48% of our total Common Stock outstanding. As a result, we have ceased to be a “controlled company” under the Nasdaq Rules. See Note 1—Organization and Basis of Presentation of the notes to the condensed consolidated financial statements for further detail.

Acquisitions Update

In the first quarter of 2024, we acquired, in individually insignificant transactions from unrelated third-party sellers, mineral and royalty interests representing 131 net royalty acres in the Midland Basin for an aggregate purchase price of approximately $32.0 million, subject to customary post-closing adjustments.

At March 31, 2024, our footprint of mineral and royalty interests totaled 34,346 net royalty acres, approximately 49% of which are operated by Diamondback.

Commodity Prices

Prices for oil, natural gas and natural gas liquids are determined primarily by prevailing market conditions. Regional and worldwide economic activity, extreme weather conditions and other substantially variable factors influence market conditions for these products. These factors are beyond our control and are difficult to predict. OPEC and its non-OPEC allies, known collectively as OPEC+, continue to meet regularly to evaluate the state of global oil supply, demand and inventory levels and can heavily influence volatility in oil prices. During the three months ended 2024 and 2023, NYMEX WTI prices averaged $76.91 and $75.99 per Bbl, respectively, and NYMEX Henry Hub prices averaged $2.10 and $2.74 per MMBtu, respectively.

For additional information around risks related to commodity prices, see Part II. Item 3. Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risk.

Guidance

The following table presents our current estimates of certain financial and operating results for the full year, as well as production and cash tax guidance for the second quarter of 2024, giving effect to the loss of approximately 450 BO/d of production from the non-Permian assets for the remainder of 2024 following the divestiture completed on May 1, 2024.

2024 Guidance
Q2 2024 net production - MBO/d	26.00 - 26.50
Q2 2024 net production - MBOE/d	46.50 - 47.25
Full year 2024 net production - MBO/d	25.75 - 26.75
Full year 2024 net production - MBOE/d	46.00 - 48.00

Costs ($/BOE)
Depletion	$11.00 - $11.50
Cash general and administrative expenses	$1.00 - $1.20
Non-cash share-based compensation	$0.10 - $0.15
Interest expense	$4.25 - $4.50

Production and ad valorem taxes (% of revenue)	~7%
Cash tax rate (% of pre-tax income attributable to Viper Energy, Inc.)	20% - 22%
Q2 2024 cash taxes ($ - million)(1)	$13.0 - $18.0
(1)Attributable to Viper Energy, Inc.

Production and Operational Update

As of March 31, 2024, there are 68 rigs operating on our mineral and royalty acreage, 10 of which are operated by Diamondback. Despite commodity prices declining during the quarter, our continued production growth, along with what we believe is a best-in-class cost structure, allowed for us to increase our cash available for dividends per share quarter over quarter. We continue to see strong activity levels across our acreage position and expect that production growth will continue beyond the second quarter, as is reflected in our revised full year guidance above.

The following table summarizes our gross well information for the first quarter ended March 31, 2024:

	Diamondback Operated	Third Party Operated	Total
Horizontal wells turned to production(1):
Gross wells	68	307	375
Net 100% royalty interest wells	3.7	3.3	7.0
Average percent net royalty interest	5.4%	1.1%	1.9%

Horizontal producing well count:
Gross wells	1,913	9,673	11,586
Net 100% royalty interest wells	131.6	110.3	241.9
Average percent net royalty interest	6.9%	1.1%	2.1%

Horizontal active development well count(2):
Gross wells	112	648	760
Net 100% royalty interest wells	5.7	8.1	13.8
Average percent net royalty interest	5.1%	1.2%	1.8%

Line of sight wells(3):
Gross wells	172	578	750
Net 100% royalty interest wells	11.3	7.4	18.7
Average percent net royalty interest	6.6%	1.3%	2.5%
(1) Average lateral length of 10,872.
(2) The total 760 gross wells currently in the process of active development are those wells that have been spud and are expected to be turned to production within approximately the next six to eight months.
(3) The total 750 gross line-of-sight wells are those that are not currently in the process of active development, but for which we have reason to believe that they will be turned to production within approximately the next 15 to 18 months. The expected timing of these line-of-sight wells is based primarily on permitting by third party operators or Diamondback’s current expected completion schedule. Existing permits or active development of our royalty acreage does not ensure that those wells will be turned to production given the volatility in oil prices.

Comparison of the Three Months Ended March 31, 2024 and December 31, 2023

Results of Operations

The following table summarizes our income and expenses for the periods indicated:

	Three Months Ended
	March 31, 2024	December 31, 2023
	(In thousands)
Operating income:
Oil income	$177,118	$175,254
Natural gas income	6,797	7,979
Natural gas liquids income	21,152	18,981
Royalty income	205,067	202,214
Lease bonus income—related party	120	2,238
Lease bonus income	50	125
Other operating income	155	135
Total operating income	205,392	204,712
Costs and expenses:
Production and ad valorem taxes	14,406	12,607
Depletion	46,933	44,787
General and administrative expenses	5,033	3,951
Other operating expense	94	356
Total costs and expenses	66,466	61,701
Income (loss) from operations	138,926	143,011
Other income (expense):
Interest expense, net	(19,588)	(16,727)
Gain (loss) on derivative instruments, net	(7,492)	4,892
Other income, net	258	972
Total other expense, net	(26,822)	(10,863)
Income (loss) before income taxes	112,104	132,148
Provision for (benefit from) income taxes	12,529	6,217
Net income (loss)	99,575	125,931
Net income (loss) attributable to non-controlling interest	56,215	68,959
Net income (loss) attributable to Viper Energy, Inc.	$43,360	$56,972

The following table summarizes our production data, average sales prices and average costs for the periods indicated:

	Three Months Ended
	March 31, 2024	December 31, 2023
Production data:
Oil (MBbls)	2,312	2,257
Natural gas (MMcf)	5,589	5,321
Natural gas liquids (MBbls)	954	884
Combined volumes (MBOE)(1)	4,198	4,028

Average daily oil volumes (BO/d)	25,407	24,533
Average daily combined volumes (BOE/d)	46,132	43,783

Average sales prices:
Oil ($/Bbl)	$76.61	$77.65
Natural gas ($/Mcf)	$1.22	$1.50
Natural gas liquids ($/Bbl)	$22.17	$21.47
Combined ($/BOE)(2)	$48.85	$50.20

Oil, hedged ($/Bbl)(3)	$75.64	$76.56
Natural gas, hedged ($/Mcf)(3)	$1.12	$1.34
Natural gas liquids ($/Bbl)(3)	$22.17	$21.47
Combined price, hedged ($/BOE)(3)	$48.19	$49.38

Average costs ($/BOE):
Production and ad valorem taxes	$3.43	$3.13
General and administrative - cash component	1.08	0.90
Total operating expense - cash	$4.51	$4.03

General and administrative - non-cash stock compensation expense	$0.12	$0.08
Interest expense, net	$4.67	$4.15
Depletion	$11.18	$11.12
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

Royalty income increased by $2.9 million during the first quarter of 2024 compared to the fourth quarter of 2023. This increase consisted of (i) an additional $6.2 million attributable to the 4.2% increase in production volumes, which is primarily due to including production from the GRP acquisition for a full quarter in 2024, and (ii) a reduction of $3.3 million attributable to lower average oil and natural gas prices received for our production during the first quarter of 2024 compared to the fourth quarter of 2023.

Lease Bonus Income-Related Party

Lease bonus income from Diamondback decreased by $2.1 million due to receiving payment for only one new lease covering 40 net mineral acres in Martin County, Texas, in the first quarter of 2024, compared to receiving payment for five new leases covering approximately 165 net mineral acres in Martin, Midland and Pecos Counties; Texas, in the fourth quarter of 2023.

See Note 2—Summary of Significant Accounting Policies of the notes to the condensed consolidated financial statements for further detail.

Production and Ad Valorem Taxes

The following table presents production and ad valorem taxes for the periods indicated:

	Three Months Ended
	March 31, 2024			December 31, 2023
	Amount (In thousands)	Per BOE	Percentage of Royalty Income	Amount (In thousands)	Per BOE	Percentage of Royalty Income
Production taxes	$10,344	$2.46	5.0%	$10,100	$2.51	5.0%
Ad valorem taxes	4,062	0.97	2.0	2,507	0.62	1.2
Total production and ad valorem taxes	$14,406	$3.43	7.0%	$12,607	$3.13	6.2%

In general, production taxes are directly related to production revenues and are based upon current year commodity prices. Production taxes as a percentage of royalty income for the first quarter of 2024 were consistent with the fourth quarter of 2023.

Ad valorem taxes are based, among other factors, on property values driven by prior year commodity prices. The increase in the first quarter of 2024 compared to the fourth quarter of 2023 was primarily due to the fourth quarter of 2023 including $1.2 million in reductions to the full year 2023 accrual for ad valorem taxes to reflect actual tax assessments received. The remaining increase in ad valorem taxes is primarily due to higher valuations assigned to our oil and natural gas interests period over period driven by higher average commodity prices and royalty income in 2024.

Depletion

The $2.1 million increase in depletion expense for the first quarter of 2024 compared to the fourth quarter of 2023 was due primarily to production growth between the periods. The average depletion rate was relatively consistent at $11.18 per BOE for the first quarter of 2024 compared to $11.12 per BOE for the fourth quarter of 2023.

Derivative Instruments

The following table shows the net gain (loss) on derivative instruments and the net cash receipts (payments) on derivatives for the periods presented:

	Three Months Ended
	March 31, 2024	December 31, 2023
	(In thousands)
Gain (loss) on derivative instruments	$(7,492)	$4,892
Net cash receipts (payments) on derivatives	$(2,754)	$(3,300)

See Note 10—Derivatives of the notes to the condensed consolidated financial statements for additional discussion of our open contracts at March 31, 2024.

Provision for (Benefit from) Income Taxes

The $6.3 million increase in income tax expense for the first quarter of 2024 compared to the fourth quarter of 2023 is primarily due to the fourth quarter of 2023 including the impact of a $7.0 million reduction in the valuation allowance on our deferred tax assets. Additionally, the decrease in net income between the first quarter of 2024 and the fourth quarter of 2023 was largely offset by changes in net income attributable to the non-controlling interest as a result of a decrease in Diamondback’s ownership percentage in us after the Diamondback Offering. See Note 9—Income Taxes of the notes to the condensed consolidated financial statements for further details.

Comparison of the Three Months Ended March 31, 2024 and 2023

Results of Operations

The following table summarizes our income and expenses for the periods indicated:

	Three Months Ended March 31,
	2024	2023

Operating income:
Oil income	$177,118	$136,619
Natural gas income	6,797	8,991
Natural gas liquids income	21,152	15,475
Royalty income	205,067	161,085
Lease bonus income—related party	120	7,071
Lease bonus income	50	400
Other operating income	155	402
Total operating income	205,392	168,958
Costs and expenses:
Production and ad valorem taxes	14,406	12,887
Depletion	46,933	30,987
General and administrative expenses	5,033	2,764
Other operating expense	94	—
Total costs and expenses	66,466	46,638
Income (loss) from operations	138,926	122,320
Other income (expense):
Interest expense, net	(19,588)	(9,686)
Gain (loss) on derivative instruments, net	(7,492)	(15,103)
Other income, net	258	141
Total other expense, net	(26,822)	(24,648)
Income (loss) before income taxes	112,104	97,672
Provision for (benefit from) income taxes	12,529	9,406
Net income (loss)	99,575	88,266
Net income (loss) attributable to non-controlling interest	56,215	54,299
Net income (loss) attributable to Viper Energy, Inc.	$43,360	$33,967

The following table summarizes our production data, average sales prices and average costs for the periods indicated:

	Three Months Ended March 31,
	2024	2023
Production data:
Oil (MBbls)	2,312	1,810
Natural gas (MMcf)	5,589	4,224
Natural gas liquids (MBbls)	954	633
Combined volumes (MBOE)(1)	4,198	3,147

Average daily oil volumes (BO/d)	25,407	20,111
Average daily combined volumes (BOE/d)	46,132	34,967

Average sales prices:
Oil ($/Bbl)	$76.61	$75.48
Natural gas ($/Mcf)	$1.22	$2.13
Natural gas liquids ($/Bbl)	$22.17	$24.45
Combined ($/BOE)(2)	$48.85	$51.19

Oil, hedged ($/Bbl)(3)	$75.64	$74.30
Natural gas, hedged ($/Mcf)(3)	$1.12	$2.11
Natural gas liquids ($/Bbl)(3)	$22.17	$24.45
Combined price, hedged ($/BOE)(3)	$48.19	$50.48

Average costs ($/BOE):
Production and ad valorem taxes	$3.43	$4.10
General and administrative - cash component	1.08	0.76
Total operating expense - cash	$4.51	$4.86

General and administrative - non-cash stock compensation expense	$0.12	$0.12
Interest expense, net	$4.67	$3.08
Depletion	$11.18	$9.85
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

Royalty income increased $44.0 million during the three months ended March 31, 2024 compared to the same period in 2023. This net increase consisted of (i) an additional $48.6 million in royalty income from the 33% growth in production, and (ii) a reduction of $4.6 million due to lower average natural gas and natural gas liquids prices, partially offset by higher average oil prices received for our production during the 2024 compared to the same period in 2023. Approximately 69% of the increase in production is attributable to the GRP Acquisition and an additional 4% is attributable to including a full quarter of production from the Drop Down in 2024. The remainder of the growth comes from new wells added between periods.

Lease Bonus Income-Related Party

Lease bonus income from Diamondback decreased by $7.0 million due to receiving payment for one new lease covering 40 acres in Martin County Texas, for the three months ended March 31, 2024, compared to receiving payment for one lease covering 257 acres in Martin County, Texas, during the same period in 2023.

See Note 2—Summary of Significant Accounting Policies of the notes to the condensed consolidated financial statements for further details.

Production and Ad Valorem Taxes

The following table presents production and ad valorem taxes for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024			2023
	Amount (In thousands)	Per BOE	Percentage of Royalty Income	Amount (In thousands)	Per BOE	Percentage of Royalty Income
Production taxes	$10,344	$2.46	5.0%	$8,177	$2.60	5.1%
Ad valorem taxes	4,062	0.97	2.0	4,710	1.50	2.9
Total production and ad valorem taxes	$14,406	$3.43	7.0%	$12,887	$4.10	8.0%

In general, production taxes are directly related to production revenues and are based upon current year commodity prices. Production taxes as a percentage of royalty income for the three months ended March 31, 2024 remained consistent with the same period in 2023.

Ad valorem taxes are based, among other factors, on property values driven by prior year commodity prices. Ad valorem taxes for the three months ended March 31, 2024 as compared to the same period in 2023 decreased by $0.6 million primarily due to a reduction in the expected ad valorem tax rates for 2024 compared to the expected rates in the first quarter of 2023.

Depletion

The $15.9 million increase in depletion expense for the three months ended March 31, 2024 compared to the same period in 2023 was due primarily to production growth between the periods resulting largely from the GRP Acquisition and having one additional day of production between periods. The average depletion rate increased to $11.18 per BOE for the three months ended March 31, 2024 compared to $9.85 per BOE for the same period in 2023 due primarily to higher value leasehold in the amortization base in the 2024 period mainly due to the GRP Acquisition.

Derivative Instruments

The following table shows the net gain (loss) on derivative instruments and the net cash receipts (payments) on derivatives for the periods presented:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Gain (loss) on derivative instruments	$(7,492)	$(15,103)
Net cash receipts (payments) on derivatives	$(2,754)	$(2,215)

We recorded losses on our derivative instruments for the three months ended March 31, 2024 and 2023 primarily due to market prices being higher than the strike prices on our open derivative contracts. See Note 10—Derivatives of the notes to the condensed consolidated financial statements for additional discussion of our open contracts at March 31, 2024.

Provision for (Benefit from) Income Taxes

The $3.1 million increase in income tax expense for the three months ended March 31, 2024 compared to the same period in 2023 is primarily due to (i) a reduction in net income attributable to non-controlling interest as a result of the Diamondback Offering, and (ii) an increase in pre-tax income in 2024, which was largely attributable to the increase in royalty income discussed above. See Note 9—Income Taxes of the notes to the condensed consolidated financial statements for further details.

Liquidity and Capital Resources

Overview of Sources and Uses of Cash

As we pursue our business and financial strategy, we regularly consider which capital resources, including cash flow and equity and debt financings, are available to meet our future financial obligations and liquidity requirements. Our future ability to grow proved reserves will be highly dependent on the capital resources available to us. Our primary sources of liquidity have been cash flows from operations, proceeds from sales of non-core assets, equity and debt offerings and borrowings under the Operating Company’s revolving credit facility. Our primary uses of cash have been dividends to our stockholders, Operating Company distributions to Diamondback, repayments of debt, capital expenditures for the acquisition of our mineral and royalty interests in oil and natural gas properties and repurchases of our common shares. At March 31, 2024, we had approximately $597.0 million of liquidity consisting of $20.0 million in cash and cash equivalents and $577.0 million available under the Operating Company’s revolving credit facility. See further discussion of changes in our sources of cash in “—Capital Resources” below.

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

In order to mitigate volatility in oil and natural gas prices, we have entered into commodity derivative contracts as discussed further in Part II. Item 3. Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risk.

Continued prolonged volatility in the capital, financial and/or credit markets due to the war in Ukraine and the Israel-Hamas war, and/or adverse macroeconomic conditions, including persistent inflation, high interests rates and global supply chain disruptions may limit our access to, or increase our cost of, capital or make capital unavailable on terms acceptable to us or at all. Although we expect that our sources of funding will be adequate to fund our short-term and long-term liquidity requirements, we cannot assure you that the needed capital will be available on acceptable terms or at all.

Cash Flows

The following table presents our cash flows for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Cash flow data:
Net cash provided by (used in) operating activities	$115,442	$107,243
Net cash provided by (used in) investing activities	(20,345)	(116,583)
Net cash provided by (used in) financing activities	(100,961)	267
Net increase (decrease) in cash and cash equivalents	$(5,864)	$(9,073)

Operating Activities

Our operating cash flow is sensitive to many variables, the most significant of which are the volatility of prices for oil and natural gas and the volumes of oil and natural gas sold by our producers. The increase in net cash provided by operating activities during the three months ended March 31, 2024 compared to the same period in 2023 was primarily driven by higher royalty income. This increase in cash flow was partially offset by changes in our working capital accounts, most notably through an increase in our accounts receivable in 2024 compared to 2023 due primarily to the timing of our receipt of royalty income payments from our operators, and a decrease in cash flows from related party lease bonus income. See “—Results of Operations” for discussion of significant changes in our revenues and expenses.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2024, primarily related to acquisitions of oil and natural gas interests from third parties.

Net cash used in investing activities during the three months ended March 31, 2023, primarily related to the acquisition of oil and natural gas interests in the Drop Down and from other third-party acquisitions.

Financing Activities

Net cash used in financing activities during the three months ended March 31, 2024, primarily reflects the payment of dividends totaling $110.9 million. These cash outflows were partially offset by net borrowings of $10.0 million under the Operating Company’s revolving credit facility.

Net cash provided by financing activities during the three months ended March 31, 2023, primarily resulted from $118.0 million of borrowings under the Operating Company’s revolving credit facility, which were partially offset by dividend payments totaling $84.7 million and $33.0 million for the repurchase of common shares.

Capital Resources

The Operating Company’s Revolving Credit Facility

At March 31, 2024, the Operating Company’s credit facility, which matures on September 22, 2028, had an elected commitment amount of $850.0 million, with $273.0 million in outstanding borrowings and $577.0 million of availability.

See Note 6—Debt of the notes to the condensed consolidated financial statements included elsewhere in this report for additional discussion of our outstanding debt at March 31, 2024.

Capital Requirements

Repurchases of Securities

Under our current common stock repurchase program, the board of directors has authorized us to acquire up to $750.0 million of our Class A Common Stock, excluding excise tax. As of March 31, 2024, $434.2 million remains available for use to repurchase shares under this repurchase program, excluding excise tax.

We may also from time to time opportunistically repurchase some of the outstanding Notes in open market purchases or in privately negotiated transactions.

Cash Dividends

The Operating Company will pay a cash distribution for the first quarter of 2024 in accordance with its distribution policy of $0.70 per Operating Company unit on May 22, 2024 to eligible holders of record at the close of business on May 15, 2024.

We will pay a cash dividend for the first quarter of 2024 in accordance with our dividend policy of $0.59 per share of Class A Common Stock on May 22, 2024 to eligible holders of record at the close of business on May 15, 2024. The dividend to shareholders consists of a base quarterly dividend of $0.27 per share of Class A Common Stock and a variable quarterly dividend of $0.32 per share of Class A Common Stock. Future base and variable dividends are at the discretion of the board of directors.

See Note 7—Stockholders' Equity of the notes to the condensed consolidated financial statements for further discussion of the repurchase program and dividend.

Critical Accounting Estimates

There have been no changes to our critical accounting estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Commodity Price Risk

Our major market risk exposure is in the pricing applicable to the oil and natural gas production of our operators. Realized prices are driven primarily by the prevailing worldwide price for crude oil and prices for natural gas in the United States. Both crude oil and natural gas realized prices are also impacted by the quality of the product, supply and demand balances in local physical markets and the availability of transportation to demand centers. Pricing for oil and natural gas production has been historically volatile and unpredictable and the prices that our operators receive for production depend on many factors outside of our or their control, such as the war in Ukraine and the Israel-Hamas war, high interest rates, global supply chain disruptions and actions taken by OPEC members and other exporting nations. We cannot predict events that may lead to future price volatility and the near term energy outlook remains subject to heightened levels of uncertainty.

We historically have used fixed price swap contracts, fixed price basis swap contracts and costless collars with corresponding put and call options to reduce price volatility associated with certain of our royalty income as discussed in Note 10—Derivatives of the notes to the condensed consolidated financial statements.

At March 31, 2024, we had a net liability derivative position related to our commodity price derivatives of $7.5 million. Utilizing actual derivative contractual volumes under our contracts as of March 31, 2024, a 10% increase in forward curves associated with the underlying commodity would have increased the net liability position by $1.0 million to approximately $8.5 million, while a 10% decrease in forward curves associated with the underlying commodity would have decreased the net liability derivative position by $0.5 million to approximately $7.0 million. However, any cash derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument.

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

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on our indebtedness under the Operating Company’s revolving credit facility. The terms of the credit facility provide for interest on borrowings at a floating rate equal to (i) term SOFR plus 0.10% (“Adjusted Term SOFR”), or (ii) an alternate base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.50%, and 1-month Adjusted Term SOFR plus 1.00%), in each case plus the applicable margin. The applicable margin ranges from 1.00% to 2.00% per annum in the case of the alternative base rate and from 2.00% to 3.00% per annum in the case of Adjusted Term SOFR, in each case depending on the amount of the loans outstanding in relation to the commitment, which is calculated using the least of the maximum credit amount, the aggregate elected commitment amount and the borrowing base. We are obligated to pay a quarterly commitment fee ranging from 0.375% to 0.500% per year on the unused portion of the commitment. As of March 31, 2024, we had $273.0 million in outstanding borrowings. During the three months ended March 31, 2024, the weighted average interest rate on the Operating Company’s revolving credit facility was 7.65%.

ITEM 4.          CONTROLS AND PROCEDURES

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

As of March 31, 2024, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under our Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2024, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

As of the date of this filing, we continue to be subject to the risk factors previously disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 22, 2024 and in subsequent filings we make with the SEC. There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

Our common share repurchase activity for the three months ended March 31, 2024 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)(3)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(2)(3)
	(In thousands, except share amounts)
January 1, 2024 - January 31, 2024	—	$—	—	$434,161
February 1, 2024 - February 29, 2024	—	$—	—	$434,161
March 1, 2024 - March 31, 2024	792	$—	—	$434,161
Total	792	$—	—
(1)Includes 792 shares of Class A Common Stock repurchased from employees in order to satisfy tax withholding requirements. Such shares are cancelled and retired immediately upon repurchase.
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
(3)All dollar amounts presented exclude such excise taxes, as applicable.

ITEM 5.     OTHER INFORMATION

None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during our fiscal quarter ended March 31, 2024.

ITEM 6.     EXHIBITS

Exhibit Number	Description
3.1	Certificate of Conversion of Viper Energy Partners LP (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K, filed by Viper Energy Partners LP with the SEC on November 2, 2023).
3.2	Certificate of Incorporation of Viper Energy, Inc. (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K, filed by Viper Energy Partners LP with the SEC on November 2, 2023).
3.3	Bylaws of Viper Energy, Inc. (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K, filed by Viper Energy Partners LP with the SEC on November 2, 2023).
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

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Unitholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Condensed Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
______________

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

VIPER ENERGY, INC.

		By:	VIPER ENERGY, INC.

Date:	May 2, 2024	By:	/s/ Travis D. Stice
Travis D. Stice
Chief Executive Officer

Date:	May 2, 2024	By:	/s/ Teresa L. Dick
Teresa L. Dick
Chief Financial Officer