Form 10-Q
period 2024-06-30
Viper Energy, Inc.
filed 2024-08-05
CIK 1602065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2024
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

As of August 1, 2024, 91,447,008 shares of Class A Common Stock and 85,431,453 shares of Class B Common Stock of the registrant were outstanding.

VIPER ENERGY, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2024

i

GLOSSARY OF OIL AND NATURAL GAS TERMS
The following is a glossary of certain oil and natural gas terms that are used in this Quarterly Report on Form 10-Q (this “report”):

Argus WTI Midland	Grade of oil that serves as a benchmark price for oil at Midland, Texas.
Basin	A large depression on the earth’s surface in which sediments accumulate.
Bbl or barrel	One stock tank barrel, or 42 U.S. gallons liquid volume, used in this report in reference to crude oil or other liquid hydrocarbons.
BO/d	One barrel of crude oil per day.
BOE	One barrel of oil equivalent, with six thousand cubic feet of natural gas being equivalent to one barrel of oil.
BOE/d	BOE per day.
Completion	The process of treating a drilled well followed by the installation of permanent equipment for the production of natural gas or oil, or in the case of a dry hole, the reporting of abandonment to the appropriate agency.
Crude oil	Liquid hydrocarbons retrieved from geological structures underground to be refined into fuel sources.
Development well	A well drilled within the proved area of a natural gas or oil reservoir to the depth of a stratigraphic horizon known to be productive.
Differential	An adjustment to the price of oil or natural gas from an established spot market price to reflect differences in the quality and/or location of oil or natural gas.
Fracturing	The process of creating and preserving a fracture or system of fractures in a reservoir rock typically by injecting a fluid under pressure through a wellbore and into the targeted formation.
Gross wells	The total wells, as the case may be, in which a working interest is owned.
Henry Hub	Natural gas gathering point that serves as a benchmark price for natural gas futures on the NYMEX.
Horizontal wells	Wells drilled directionally horizontal to allow for development of structures not reachable through traditional vertical drilling mechanisms.
MBbl	One thousand barrels of crude oil and other liquid hydrocarbons.
MBOE	One thousand barrels of crude oil equivalent, determined using a ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.
MBOE/d	One thousand BOE per day.
Mcf	One thousand cubic feet of natural gas.
Mineral interests	The interests in ownership of the resource and mineral rights, giving an owner the right to profit from the extracted resources.
MMBtu	One million British Thermal Units.
MMcf	Million cubic feet of natural gas.
Net royalty acres	Net mineral acres multiplied by the average lease royalty interest and other burdens.
Oil and natural gas properties	Tracts of land consisting of properties to be developed for oil and natural gas resource extraction.
Operator	The individual or company responsible for the exploration and/or production of an oil or natural gas well or lease.
Proved reserves	The estimated quantities of oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be commercially recoverable in future years from known reservoirs under existing economic and operating conditions.

Reserves	The estimated remaining quantities of oil and natural gas and related substances anticipated to be economically producible, as of a given date, by application of development projects to known accumulations. In addition, there must exist, or there must be a reasonable expectation that there will exist, the legal right to produce or a revenue interest in the production, installed means of delivering oil and natural gas or related substances to the market and all permits and financing required to implement the project. Reserves are not assigned to adjacent reservoirs isolated by major, potentially sealing, faults until those reservoirs are penetrated and evaluated as economically producible. Reserves should not be assigned to areas that are clearly separated from a known accumulation by a non-productive reservoir (i.e., absence of reservoir, structurally low reservoir or negative test results). Such areas may contain prospective resources (i.e., potentially recoverable resources from undiscovered accumulations).
Royalty interest	An interest that gives an owner the right to receive a portion of the resources or revenues without having to carry any costs of development, which may be subject to expiration.
Spud	Commencement of actual drilling operations.
Waha Hub	Natural gas gathering point that serves as a benchmark price for natural gas at western Texas and New Mexico.
WTI	West Texas Intermediate, a light sweet blend of oil produced from fields in western Texas and is a grade of oil that serves as a benchmark for oil on the NYMEX.
WTI Cushing	Grade of oil that serves as a benchmark price for oil at Cushing, Oklahoma.

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

ASU	Accounting Standards Update.
Class A Common Stock	Class A Common Stock, $0.000001 par value per share of Viper Energy, Inc.
Class B Common Stock	Class B Common Stock, $0.000001 par value per share of Viper Energy, Inc.
Common Stock	Collectively, Class A Common Stock and Class B Common Stock.
Diamondback	Diamondback Energy, Inc., a Delaware corporation.
Exchange Act	The Securities Exchange Act of 1934, as amended.
GAAP	Accounting principles generally accepted in the United States.
General Partner	Viper Energy Partners GP LLC, a Delaware limited liability company, and the General Partner of the Partnership.
LTIP	Viper Energy, Inc. Amended and Restated 2014 Long Term Incentive Plan, as amended and restated by Viper Energy, Inc. 2024 Amended and Restated Long Term Incentive Plan, and as may be further amended or restated from time to time.
Nasdaq	The Nasdaq Global Select Market.
Notes	The outstanding senior notes of Viper Energy, Inc. issued under indentures where Viper Energy Partners LLC is the sole guarantor, consisting of the 5.375% Senior Notes due 2027 and the 7.375% Senior Notes due 2031.
OPEC	Organization of the Petroleum Exporting Countries.
Operating Company	Viper Energy Partners LLC, a Delaware limited liability company and a consolidated subsidiary of Viper Energy, Inc.
Partnership	Viper Energy Partners LP, the predecessor of the Company, which converted into the Company in the Conversion.
SEC	United States Securities and Exchange Commission.
Securities Act	The Securities Act of 1933, as amended.
SOFR	The secured overnight financing rate.

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
•changes in general economic, business or industry conditions, including changes in foreign currency exchange rates, interest rates, inflation rates, instability in the financial sector;
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

PART I. FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Viper Energy, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2024	2023
	(In thousands, except share amounts)
Assets
Current assets:
Cash and cash equivalents	$35,211	$25,869
Royalty income receivable (net of allowance for credit losses)	131,724	108,681
Royalty income receivable—related party	34,981	3,329
Income tax receivable	—	813
Derivative instruments	—	358
Prepaid expenses and other current assets	3,468	4,467
Total current assets	205,384	143,517
Property:
Oil and natural gas interests, full cost method of accounting ($1,581,227 and $1,769,341 excluded from depletion at June 30, 2024 and December 31, 2023, respectively)	4,567,518	4,628,983
Land	5,688	5,688
Accumulated depletion and impairment	(961,646)	(866,352)
Property, net	3,611,560	3,768,319
Derivative instruments	2,134	92
Deferred income taxes (net of allowances)	76,393	56,656
Other assets	4,951	5,509
Total assets	$3,900,422	$3,974,093
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19	$19
Accounts payable—related party	—	1,330
Accrued liabilities	22,106	27,021
Derivative instruments	4,766	2,961
Income taxes payable	2,200	1,925
Total current liabilities	29,091	33,256
Long-term debt, net	998,021	1,083,082
Derivative instruments	—	201
Total liabilities	1,027,112	1,116,539
Commitments and contingencies (Note 12)
Stockholders’ equity:
Class A Common Stock, $0.000001 par value: 1,000,000,000 shares authorized; 91,423,830 shares issued and outstanding as of June 30, 2024 and 86,144,273 shares issued and outstanding as of December 31, 2023	—	—
Class B Common Stock, $0.000001 par value: 1,000,000,000 shares authorized; 85,431,453 shares issued and outstanding as of June 30, 2024 and 90,709,946 shares issued and outstanding as of December 31, 2023	—	—
Additional paid-in capital	1,108,739	1,031,078
Retained earnings (accumulated deficit)	(18,939)	(16,786)
Total Viper Energy, Inc. stockholders’ equity	1,089,800	1,014,292
Non-controlling interest	1,783,510	1,843,262
Total equity	2,873,310	2,857,554
Total liabilities and stockholders’ equity	$3,900,422	$3,974,093

See accompanying notes to condensed consolidated financial statements.

Viper Energy, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands, except per share amounts)
Operating income:
Oil income	$194,335	$139,300	$371,453	$275,919
Natural gas income	1,143	5,090	7,940	14,081
Natural gas liquids income	20,008	13,807	41,160	29,282
Royalty income	215,486	158,197	420,553	319,282
Lease bonus income—related party	—	1,277	120	8,348
Lease bonus income	1,096	1,134	1,146	1,534
Other operating income	126	179	281	581
Total operating income	216,708	160,787	422,100	329,745
Costs and expenses:
Production and ad valorem taxes	15,201	12,621	29,607	25,508
Depletion	48,360	34,064	95,293	65,051
General and administrative expenses—related party	2,436	924	4,822	1,848
General and administrative expenses	2,019	1,084	4,666	2,924
Other operating expense	139	—	233	—
Total costs and expenses	68,155	48,693	134,621	95,331
Income (loss) from operations	148,553	112,094	287,479	234,414
Other income (expense):
Interest expense, net	(18,667)	(11,120)	(37,997)	(20,666)
Gain (loss) on derivative instruments, net	5,346	(12,594)	(2,146)	(27,697)
Other income, net	—	1	—	2
Total other expense, net	(13,321)	(23,713)	(40,143)	(48,361)
Income (loss) before income taxes	135,232	88,381	247,336	186,053
Provision for (benefit from) income taxes	13,006	8,450	25,535	17,856
Net income (loss)	122,226	79,931	221,801	168,197
Net income (loss) attributable to non-controlling interest	65,325	49,381	121,540	103,680
Net income (loss) attributable to Viper Energy, Inc.	$56,901	$30,550	$100,261	$64,517

Net income (loss) attributable to common shares:
Basic	$0.62	$0.42	$1.12	$0.89
Diluted	$0.62	$0.42	$1.12	$0.89
Weighted average number of common shares outstanding:
Basic	91,424	71,771	89,480	72,249
Diluted	91,424	71,771	89,570	72,249

See accompanying notes to condensed consolidated financial statements.

Viper Energy, Inc.
Condensed Consolidated Statements of Changes to Stockholders' Equity
(Unaudited)

	Common Stock(1)
			Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Non-Controlling Interest	Total
	Class A Shares	Class B Shares

	(In thousands)
Balance at December 31, 2023	86,144	90,710	$1,031,078	$(16,786)	$1,843,262	$2,857,554
Common shares issued to related party	5,279	(5,279)	—	—	—	—
Equity-based compensation	—	—	485	—	—	485
Issuance of shares upon vesting of equity awards	1	—	—	—	—	—
Distribution equivalent rights payments	—	—	—	(56)	—	(56)
Dividends to stockholders	—	—	—	(43,791)	—	(43,791)
Dividends to Diamondback	—	—	20	(4,490)	(62,590)	(67,060)
Change in ownership of consolidated subsidiaries, net	—	—	69,753	—	(52,298)	17,455
Cash paid for tax withholding on vested equity awards	—	—	(28)	—	—	(28)
Net income (loss)	—	—	—	43,360	56,215	99,575
Balance at March 31, 2024	91,424	85,431	1,101,308	(21,763)	1,784,589	2,864,134
Equity-based compensation	—	—	830	—	—	830
Distribution equivalent rights payments	—	—	—	(116)	—	(116)
Dividends to stockholders	—	—	—	(53,941)	—	(53,941)
Dividends to Diamondback	—	—	—	(20)	(59,803)	(59,823)
Change in ownership of consolidated subsidiaries, net	—	—	6,601	—	(6,601)	—
Net income (loss)	—	—	—	56,901	65,325	122,226
Balance at June 30, 2024	91,424	85,431	$1,108,739	$(18,939)	$1,783,510	$2,873,310
(1) The par values of the outstanding shares of Class A Common Stock and Class B Common Stock each round to zero during the periods presented.

See accompanying notes to condensed consolidated financial statements.

Viper Energy, Inc.
Condensed Consolidated Statements of Changes to Stockholders' Equity - (Continued)
(Unaudited)

					General Partner	Non-Controlling Interest	Total
	Limited Partners
	Common Units	Amount	Class B Units	Amount	Amount	Amount

	(In thousands)
Balance at December 31, 2022	73,230	$689,178	90,710	$832	$649	$1,630,866	$2,321,525
Unit-based compensation	—	370	—	—	—	—	370
Issuance of shares upon vesting of equity awards	4	—	—	—	—	—	—
Distribution equivalent rights payments	—	(72)	—	—	—	—	(72)
Distributions to public	—	(35,253)	—	—	—	—	(35,253)
Distributions to Diamondback	—	(358)	—	(25)	—	(48,983)	(49,366)
Distributions to General Partner	—	—	—	—	(20)	—	(20)
Change in ownership of consolidated subsidiaries, net	—	11,449	—	—	—	(11,449)	—
Repurchased units as part of unit buyback	(1,115)	(33,022)	—	—	—	—	(33,022)
Net income (loss)	—	33,967	—	—	—	54,299	88,266
Balance at March 31, 2023	72,119	666,259	90,710	807	629	1,624,733	2,292,428
Unit-based compensation	—	259	—	—	—	—	259
Distribution equivalent rights payments	—	(43)	—	—	—	—	(43)
Distributions to public	—	(23,513)	—	—	—	—	(23,513)
Distributions to Diamondback	—	(241)	—	(25)	—	(38,097)	(38,363)
Distributions to General Partner	—	—	—	—	(20)	—	(20)
Change in ownership of consolidated subsidiaries, net	—	16,749	—	—	—	(16,749)	—
Repurchased units as part of unit buyback	(912)	(24,509)	—	—	—	—	(24,509)
Net income (loss)	—	30,550	—	—	—	49,381	79,931
Balance at June 30, 2023	71,207	$665,511	90,710	$782	$609	$1,619,268	$2,286,170

See accompanying notes to condensed consolidated financial statements.

Viper Energy, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2024	2023
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$221,801	$168,197
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for (benefit from) deferred income taxes	(2,282)	532
Depletion	95,293	65,051
(Gain) loss on derivative instruments, net	2,146	27,697
Net cash receipts (payments) on derivatives	(2,225)	(6,212)
Other	3,080	1,222
Changes in operating assets and liabilities:
Royalty income receivable	(23,277)	892
Royalty income receivable—related party	(31,652)	1,876
Accounts payable and accrued liabilities	(4,915)	(2,583)
Accounts payable—related party	(1,330)	(306)
Income taxes payable	276	673
Other	1,811	(4,370)
Net cash provided by (used in) operating activities	258,726	252,669
Cash flows from investing activities:
Acquisitions of oil and natural gas interests—related party	—	(75,073)
Acquisitions of oil and natural gas interests	(29,175)	(47,409)
Proceeds from sale of oil and natural gas interests	90,641	(1,975)
Net cash provided by (used in) investing activities	61,466	(124,457)
Cash flows from financing activities:
Proceeds from borrowings under credit facility	95,000	191,000
Repayment on credit facility	(181,000)	(119,000)
Repurchased shares/units under buyback program	—	(57,531)
Dividends/distributions to stockholders	(97,904)	(58,881)
Dividends/distributions to Diamondback	(126,883)	(87,729)
Other	(63)	(1,171)
Net cash provided by (used in) financing activities	(310,850)	(133,312)
Net increase (decrease) in cash and cash equivalents	9,342	(5,100)
Cash, cash equivalents and restricted cash at beginning of period	25,869	18,179
Cash, cash equivalents and restricted cash at end of period	$35,211	$13,079

Supplemental disclosure of cash flow information:
Interest paid	$(38,868)	$(19,922)
Cash (paid) received for income taxes	$(26,515)	$(20,150)

See accompanying notes to condensed consolidated financial statements.

Viper Energy, Inc.
Condensed Notes to Consolidated Financial Statements
(Unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION

Organization

Effective November 13, 2023 (the “Effective Time”), Viper Energy Partners LP (the “Partnership”) converted from a publicly traded Delaware limited partnership to a Delaware corporation pursuant to a plan of conversion (the “Conversion”) and changed names from Viper Energy Partners LP to Viper Energy, Inc. This report includes the results for the Partnership prior to the Conversion and Viper Energy, Inc. (the “Company”) following the Conversion. References to the “Company” refer to (i) Viper Energy, Inc. and its consolidated subsidiaries following the Conversion, and (ii) the Partnership and its consolidated subsidiaries prior to the Conversion. References to shares or per share amounts prior to the Conversion refer to units or per unit amounts. Unless otherwise noted, all references to shares or per share amounts following the Conversion refer to shares or per share amounts of the Company’s Common Stock. References to dividends prior to the Conversion refer to distributions. There are no tax impacts resulting from the Conversion as Viper Energy Partners LP was treated as a corporation for tax purposes.

The Company is a publicly traded Delaware corporation focused on owning and acquiring mineral interests and royalty interests in oil and natural gas properties primarily in the Permian Basin.

Prior to March 8, 2024, the Company was a “controlled company” under the rules of the Nasdaq Stock Market LLC (the “Nasdaq Rules”). On March 8, 2024, the Company’s parent, Diamondback, completed an underwritten public offering in which it sold approximately 13.2 million shares of the Company’s Class A Common Stock (the “Diamondback Offering”). Following the Offering, Diamondback owned no shares of the Company’s Class A Common Stock and owned 85,431,453 shares of the Company’s Class B Common Stock, reducing its beneficial ownership to less than 50% of the Company’s total Common Stock outstanding. As such, the Company ceased to be a “controlled company” under the Nasdaq Rules. Prior to the Diamondback Offering, the Company’s board of directors had a majority of independent directors and a standing audit committee comprised of all independent directors but had elected to take advantage of certain exemptions from corporate governance requirements applicable to controlled companies under the Nasdaq Rules and, until March 8, 2024, did not have a compensation committee or a committee of independent directors that selects director nominees.

Effective as of March 8, 2024, the Company’s board of directors formed (i) the compensation committee for purposes of making certain executive and other compensation decisions, and (ii) the nominating and corporate governance committee for purposes of making certain nominating and corporate governance decisions, with each such committee’s rights and obligations being subject to the terms and conditions of (x) the Company’s certificate of incorporation, (y) such committee’s charter as adopted by the board, and (z) the services and secondment agreement, dated as of November 2, 2023, pursuant to which Diamondback provides personnel and general and administrative services to us, including the services of the executive officers and other employees, substantially in the same manner as those provided to the Company by the former General Partner prior to the Conversion (the “Services and Secondment Agreement”).

As of June 30, 2024, Diamondback beneficially owned approximately 48% of the Company’s total Common Stock outstanding.

Basis of Presentation

The accompanying condensed consolidated financial statements and related notes thereto were prepared in accordance with GAAP. All material intercompany balances and transactions have been eliminated upon consolidation. The Company reports its operations in one reportable segment.

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

Making accurate estimates and assumptions is particularly difficult in the oil and natural gas industry given the challenges resulting from volatility in oil and natural gas prices. For instance, the war in Ukraine and the Israel-Hamas war, higher interest rates, global supply chain disruptions and recent measures to combat persistent inflation and instability in the financial sector have contributed to recent pricing and economic volatility. The financial results of companies in the oil and natural gas industry have been and may continue to be impacted materially as a result of changing market conditions. Such circumstances generally increase uncertainty in the Company’s accounting estimates, particularly those involving financial forecasts.

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

Related Party Transactions

Royalty Income Receivable

As of June 30, 2024 and December 31, 2023, Diamondback, either directly or through its consolidated subsidiaries, owed the Company $35.0 million and $3.3 million, respectively, for royalty income received from third parties for the Company’s production, which had not yet been remitted to the Company.

Lease Bonus Income

During the six months ended June 30, 2024 and the three and six months ended 2023, Diamondback paid the Company $0.1 million, $1.3 million and $8.3 million, respectively, of lease bonus income primarily related to new leases in the Midland Basin.

Other Related Party Transactions

See Note 4—Acquisitions and Divestitures for significant related party acquisitions of oil and natural gas interests.

See Note 7—Stockholder's Equity for further details regarding equity transactions with related parties.

Viper Energy, Inc.
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
All other significant related party transactions with Diamondback or its affiliates have been stated on the face of the condensed consolidated financial statements as of June 30, 2024, and for the three and six months ended June 30, 2024 and 2023.

Accrued Liabilities

Accrued liabilities consist of the following as of the dates indicated:

	June 30,	December 31,
	2024	2023
	(In thousands)
Interest payable	$9,270	$11,036
Ad valorem taxes payable	10,064	13,299
Derivatives instruments payable	633	1,279
Other	2,139	1,407
Total accrued liabilities	$22,106	$27,021

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

Viper Energy, Inc.
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
The following table disaggregates the Company’s revenue from oil, natural gas and natural gas liquids by revenue generated from production on properties operated by Diamondback and revenue generated from production on properties operated by third parties:

	Three Months Ended June 30,
	2024			2023
	Revenue Generated from Diamondback Operated Properties	Revenue Generated from Third Party Operated Properties	Total	Revenue Generated from Diamondback Operated Properties	Revenue Generated from Third Party Operated Properties	Total
	(In thousands)
Oil income	$99,879	$94,456	$194,335	$86,565	$52,735	$139,300
Natural gas income	1,130	13	1,143	2,799	2,291	5,090
Natural gas liquids income	11,241	8,767	20,008	9,130	4,677	13,807
Total royalty income	$112,250	$103,236	$215,486	$98,494	$59,703	$158,197

	Six Months Ended June 30,
	2024			2023
	Revenue Generated from Diamondback Operated Properties	Revenue Generated from Third Party Operated Properties	Total	Revenue Generated from Diamondback Operated Properties	Revenue Generated from Third Party Operated Properties	Total
	(In thousands)
Oil income	$194,495	$176,958	$371,453	$164,532	$111,387	$275,919
Natural gas income	4,568	3,372	7,940	6,660	7,421	14,081
Natural gas liquids income	22,277	18,883	41,160	18,833	10,449	29,282
Total royalty income	$221,340	$199,213	$420,553	$190,025	$129,257	$319,282

4.    ACQUISITIONS AND DIVESTITURES

2024 Activity

Acquisitions

In the first half of 2024, the Company acquired, in individually insignificant transactions from unrelated third-party sellers, mineral and royalty interests representing 203 net royalty acres in the Midland Basin for an aggregate purchase price of approximately $41.2 million, subject to customary post-closing adjustments.

Divestitures

In the second quarter of 2024, the Company divested all of its non-Permian assets for a purchase price of approximately $90.2 million, subject to customary post-closing adjustments. The divested properties consisted of approximately 2,713 net royalty acres with current production of approximately 450 BO/d. The Company recorded the proceeds as a reduction of its full cost pool with no gain or loss recognized on the sale.

Viper Energy, Inc.
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
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

5.    OIL AND NATURAL GAS INTERESTS

Oil and natural gas interests include the following for the periods presented:

	June 30,	December 31,
	2024	2023
	(In thousands)
Oil and natural gas interests:
Subject to depletion	$2,986,291	$2,859,642
Not subject to depletion	1,581,227	1,769,341
Gross oil and natural gas interests	4,567,518	4,628,983
Accumulated depletion and impairment	(961,646)	(866,352)
Oil and natural gas interests, net	3,605,872	3,762,631
Land	5,688	5,688
Property, net of accumulated depletion and impairment	$3,611,560	$3,768,319

As of June 30, 2024 and December 31, 2023, the Company had mineral and royalty interests representing approximately 31,762 and 34,217 net royalty acres, respectively.

Viper Energy, Inc.
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
No impairment expense was recorded on the Company’s oil and natural gas interests for the three and six months ended June 30, 2024 and 2023 based on the results of the respective quarterly ceiling tests. In addition to commodity prices, the Company’s production rates, levels of proved reserves, transfers of unevaluated properties and other factors will determine its actual ceiling test limitations and impairment analysis in future periods. If the trailing 12-month commodity prices decline as compared to the commodity prices used in prior quarters, the Company could have material write-downs in subsequent quarters.

6.    DEBT

Long-term debt consisted of the following as of the dates indicated:

	June 30,	December 31,
	2024	2023
	(In thousands)
5.375% Senior unsecured notes due 2027	$430,350	$430,350
7.375% Senior unsecured notes due 2031	400,000	400,000
Revolving credit facility	177,000	263,000
Unamortized debt issuance costs	(6,373)	(6,903)
Unamortized discount	(2,956)	(3,365)
Total long-term debt	$998,021	$1,083,082

The Operating Company’s Revolving Credit Facility

The Operating Company’s credit facility, as amended to date, provides for a revolving credit facility in the maximum credit amount of $2.0 billion and a borrowing base of $1.3 billion. The borrowing base is scheduled to be redetermined semi-annually in May and November. As of June 30, 2024, the Operating Company had elected a commitment amount of $850.0 million, with $177.0 million of outstanding borrowings and $673.0 million available for future borrowings. During the three and six months ended June 30, 2024 and 2023, the weighted average interest rates on the Operating Company’s revolving credit facility were 7.63%, 7.52%, 7.53% and 7.24%, respectively. The revolving credit facility will mature on September 22, 2028.

As of June 30, 2024, the Operating Company was in compliance with the financial maintenance covenants under its credit facility.

7.    STOCKHOLDERS’ EQUITY

At June 30, 2024, the Company had a total of 91,423,830 shares of Class A Common Stock issued and outstanding and 85,431,453 shares of Class B Common Stock issued and outstanding. All of the shares of Class B Common Stock were beneficially owned by Diamondback, representing approximately 48% of the Company’s total shares outstanding. Diamondback also beneficially owned 85,431,453 Operating Company units, representing a 48% non-controlling ownership interest in the Operating Company, and the Company owned the remaining 91,423,830 Operating Company units. The Operating Company units and the Company’s Class B Common Stock beneficially owned by Diamondback are exchangeable from time to time for the Company’s Class A Common Stock (that is, one Operating Company unit and one share of the Company’s Class B Common Stock, together, are exchangeable for one share of the Company’s Class A Common Stock).

2023 Viper Issuance of Common Units to Diamondback

In October 2023, the Company issued approximately 7.22 million of its common units to Diamondback at a price of $27.72 per unit for total net proceeds of approximately $200.0 million. The net proceeds were used to fund a portion of the cash consideration for the GRP Acquisition.

Viper Energy, Inc.
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
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

There were no repurchases of Class A Common Stock during the three and six months ended June 30, 2024. During the three and six months ended June 30, 2023 the Company repurchased, excluding excise tax, approximately $24.3 million and $57.0 million common units under the repurchase program, respectively. As of June 30, 2024, approximately $434.2 million remains available under the repurchase program, excluding excise tax.

Cash Dividends

The board of directors of the Company has established a dividend policy, whereby the Operating Company distributes all or a portion of its available cash on a quarterly basis to its stockholders (including Diamondback and the Company). The Company in turn distributes all or a portion of the available cash it receives from the Operating Company to stockholders of its Class A Common Stock through base and variable dividends that take into account capital returned to stockholders via its stock repurchase program. The Company’s available cash and the available cash of the Operating Company for each quarter is determined by the board of directors following the end of such quarter.

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

The following table presents information regarding cash dividends paid during the periods presented (in thousands, except for per share amounts):

	Distributions
	(In thousands, except share amounts)
Period	Amount per Operating Company Unit	Operating Company Distributions to Diamondback	Amount per Common Share	Common Stockholders(1)(2)	Declaration Date	Stockholder Record Date	Payment Date
2024
Q4 2023	$0.69	$62,590	$0.56	$48,337	February 15, 2024	March 5, 2024	March 12, 2024
Q1 2024	$0.70	$59,803	$0.59	$54,077	April 25, 2024	May 15, 2024	May 22, 2024
2023
Q4 2022	$0.54	$48,983	$0.49	$35,683	February 15, 2023	March 3, 2023	March 10, 2023
Q1 2023	$0.42	$38,097	$0.33	$23,797	April 26, 2023	May 11, 2023	May 18, 2023
(1)Dividends paid in the first quarter of 2024 include amounts paid to Diamondback for the 7,946,507 shares of Class A Common Stock then beneficially owned by Diamondback and distribution equivalent rights payments. As of March 31, 2024, Diamondback did not beneficially own any shares of Class A Common Stock. See Note 1—Organization and Basis of Presentation for further details.

Viper Energy, Inc.
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
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

The following table summarizes the changes in stockholders’ equity due to changes in ownership interest during the period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Net income (loss) attributable to the Company	$56,901	$30,550	$100,261	$64,517
Change in ownership of consolidated subsidiaries	6,601	16,749	76,354	28,198
Change from net income (loss) attributable to the Company's stockholders and transfers with non-controlling interest	$63,502	$47,299	$176,615	$92,715

8.    EARNINGS PER COMMON SHARE

The net income (loss) per common share on the condensed consolidated statements of operations is based on the net income (loss) attributable to the Company’s Class A Common Stock or common units for the three and six months ended June 30, 2024 and 2023, respectively.

Basic and diluted earnings per common share are calculated using the two-class method. The two-class method is an earnings allocation proportional to the respective ownership among holders of Class A Common Stock and participating securities. Basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average shares of Class A Common Stock or common units outstanding during the period. Diluted net income (loss) per common share gives effect, when applicable, to unvested shares of Class A Common Stock granted under the LTIP.

Viper Energy, Inc.
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
A reconciliation of the components of basic and diluted earnings per common share is presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands, except per share amounts)
Net income (loss) attributable to the period	$56,901	$30,550	$100,261	$64,517
Less: distributed and undistributed earnings allocated to participating securities(1)	122	56	172	123
Net income (loss) attributable to common stockholders	$56,779	$30,494	$100,089	$64,394
Weighted average common shares outstanding:
Basic weighted average common shares outstanding	91,424	71,771	89,480	72,249
Effect of dilutive securities:
Potential common shares issuable(2)	—	—	90	—
Diluted weighted average common shares outstanding	91,424	71,771	89,570	72,249
Net income (loss) per common share, basic	$0.62	$0.42	$1.12	$0.89
Net income (loss) per common share, diluted	$0.62	$0.42	$1.12	$0.89
(1)    Unvested restricted stock units and performance restricted stock units that contain non-forfeitable distribution equivalent rights granted are considered participating securities and are therefore included in the earnings per share calculation pursuant to the two-class method.
(2)    For the three and six months ended June 30, 2024 and 2023, there were no other significant potential common shares excluded from the computation of diluted earnings per common share.

9.    INCOME TAXES

The following table provides the Company’s provision for (benefit from) income taxes and the effective income tax rate for the dates indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands, except for tax rate)
Provision for (benefit from) income taxes	$13,006	$8,450	$25,535	$17,856
Effective tax rate	9.6%	9.6%	10.3%	9.6%

The Company’s effective income tax rate for the three and six months ended June 30, 2024 and June 30, 2023 differed from the amount computed by applying the United States federal statutory tax rate to pre-tax income for the period primarily due to net income attributable to the non-controlling interest.

As of June 30, 2024 and 2023, the Company maintained a partial valuation allowance against its deferred tax assets considered not more likely than not to be realized, based on its assessment of all available evidence, both positive and negative as required by applicable accounting standards. In March 2024, Diamondback converted approximately 5.28 million shares of the Company’s Class B Common Stock along with 5.28 million Operating Company units into an equivalent number of shares of Class A Common Stock. In connection with this transaction, the Company recognized a $28.2 million increase in its deferred tax asset and a $10.8 million increase in its valuation allowance through additional paid-in capital.

The Company incurred no excise tax on repurchases of Class A Common Stock during the three and six months ended June 30, 2024 and an immaterial amount of excise tax for the three and six months ended June 30, 2023.

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

Commodity Contracts

The Company historically has used fixed price swap contracts, fixed price basis swap contracts and costless collars with corresponding put and call options to reduce price volatility associated with certain of its royalty income. At June 30, 2024, the Company has put options, costless collars and fixed price basis swaps outstanding.

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

As of June 30, 2024, the Company had the following outstanding derivative contracts. When aggregating multiple contracts, the weighted average contract price is disclosed.

					Swaps	Collars		Puts
Settlement Month	Settlement Year	Type of Contract	Bbls/MMBtu Per Day	Index	Weighted Average Differential	Weighted Average Floor Price	Weighted Average Ceiling Price	Strike Price	Deferred Premium
OIL
Jul. - Sep.	2024	Puts	16,000	WTI Cushing	$—	$—	$—	$55.00	$(1.65)
Oct. - Dec.	2024	Puts	16,000	WTI Cushing	$—	$—	$—	$55.00	$(1.70)
Jul. - Dec.	2024	Costless Collar	4,000	WTI Cushing	$—	$55.00	$93.66	$—	$—
Jan. - Mar.	2025	Puts	20,000	WTI Cushing	$—	$—	$—	$55.00	$(1.62)
Apr. - Jun.	2025	Puts	16,000	WTI Cushing	$—	$—	$—	$55.00	$(1.61)
NATURAL GAS
Jul. - Dec.	2024	Basis Swaps	30,000	Waha Hub	$(1.20)	$—	$—	$—	$—
Jan. - Dec.	2025	Basis Swaps	40,000	Waha Hub	$(0.68)	$—	$—	$—	$—

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

Gains and Losses on Derivative Instruments

The following table summarizes the gains and losses on derivative instruments included in the condensed consolidated statements of operations and the net cash receipts (payments) on derivatives for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Gain (loss) on derivative instruments	$5,346	$(12,594)	$(2,146)	$(27,697)
Net cash receipts (payments) on derivatives	$529	$(3,997)	$(2,225)	$(6,212)

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

The following table provides (i) fair value measurement information for financial assets and liabilities measured at fair value on a recurring basis, (ii) the gross amounts of recognized derivative assets and liabilities, (iii) the amounts offset under master netting arrangements with counterparties, and (iv) the resulting net amounts presented in the Company’s condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023:

	As of June 30, 2024
	Level 1	Level 2	Level 3	Total Gross Fair Value	Gross Amounts Offset in Balance Sheet	Net Fair Value Presented in Balance Sheet
	(In thousands)
Assets:
Current:
Derivative instruments	$—	$6,619	$—	$6,619	$(6,619)	$—
Non-current:
Derivative instruments	$—	$2,869	$—	$2,869	$(735)	$2,134
Liabilities:
Current:
Derivative instruments	$—	$11,385	$—	$11,385	$(6,619)	$4,766
Non-current:
Derivative instruments	$—	$735	$—	$735	$(735)	$—

Viper Energy, Inc.
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total Gross Fair Value	Gross Amounts Offset in Balance Sheet	Net Fair Value Presented in Balance Sheet
	(In thousands)
Assets:
Current:
Derivative instruments	$—	$7,040	$—	$7,040	$(6,682)	$358
Non-current:
Derivative instruments	$—	$1,269	$—	$1,269	$(1,177)	$92
Liabilities:
Current:
Derivative instruments	$—	$9,643	$—	$9,643	$(6,682)	$2,961
Non-current:
Derivative instruments	$—	$1,378	$—	$1,378	$(1,177)	$201

Assets and Liabilities Not Recorded at Fair Value

The following table provides the fair value of financial instruments that are not recorded at fair value in the condensed consolidated balance sheets:

	June 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Debt:
Revolving credit facility	$177,000	$177,000	$263,000	$263,000
5.375% senior unsecured notes due 2027(1)	$426,493	$423,417	$425,949	$422,122
7.375% senior unsecured notes due 2031(1)	$394,528	$414,448	$394,133	$418,408
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

Fair Value of Financial Assets

The Company has other financial instruments consisting of cash and cash equivalents, royalty income receivable, income tax receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities and income taxes payable. The carrying value of these instruments approximate their fair value because of the short-term nature of the instruments.

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

13.    SUBSEQUENT EVENTS

Cash Dividend

On August 1, 2024, the board of directors of the Company approved an increase to the Company’s annual base dividend to $1.20 per share of Class A Common Stock beginning with the dividend payable for the second quarter of 2024, and a cash dividend for the second quarter of 2024 of $0.64 per share of Class A Common Stock and $0.76 per Operating Company unit, in each case, payable on August 22, 2024, to holders of record at the close of business on August 15, 2024. The dividend on Class A Common Stock consists of a base quarterly dividend of $0.30 per share and a variable quarterly dividend of $0.34 per share.

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

Recent Developments

Cash Dividend Update

On August 1, 2024, our board of directors approved an increase to our annual base dividend to $1.20 per share of Class A Common Stock beginning with our dividend payable for the second quarter of 2024.

Divestiture of non-Permian Assets

On May 1, 2024, we divested all of our non-Permian assets for a purchase price of approximately $90.2 million, subject to customary post-closing adjustments. The divested properties consisted of approximately 2,713 net royalty acres with current production of approximately 450 BO/d. We recorded the proceeds as a reduction of our full cost pool with no gain or loss recognized on the sale.

At June 30, 2024, our footprint of mineral and royalty interests totaled 31,762 net royalty acres, approximately 53% of which are operated by Diamondback.

Commodity Prices

Prices for oil, natural gas and natural gas liquids are determined primarily by prevailing market conditions. Regional and worldwide economic activity, extreme weather conditions and other substantially variable factors influence market conditions for these products. These factors are beyond our control and are difficult to predict. OPEC and its non-OPEC allies, known collectively as OPEC+, continue to meet regularly to evaluate the state of global oil supply, demand and inventory levels and can heavily influence volatility in oil prices. During the first half of 2024 and 2023, WTI prices averaged $78.81 and $74.77 per Bbl, respectively, and Henry Hub prices averaged $2.21 and $2.54 per MMBtu, respectively.

For additional information around risks related to commodity prices, see Part II. Item 3. Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risk.

Guidance

We increased our production guidance for full year 2024 due to outperformance of our production goals during the first half of the year, as well as an increase in expectations for the remainder of 2024. The following table presents our current estimates of certain financial and operating results for the full year, as well as production and cash tax guidance for the third quarter of 2024. These estimates assume no additional acquisitions or divestitures in 2024.

2024 Guidance
Q3 2024 net production - MBO/d	26.50 - 27.00
Q3 2024 net production - MBOE/d	47.50 - 48.50
Full year 2024 net production - MBO/d	26.00 - 26.75
Full year 2024 net production - MBOE/d	46.75 - 48.25

Costs ($/BOE)
Depletion	$11.00 - $11.50
Cash general and administrative expenses	$1.00 - $1.20
Non-cash share-based compensation	$0.10 - $0.20
Interest expense	$4.00 - $4.25

Production and ad valorem taxes (% of revenue)	~7%
Cash tax rate (% of pre-tax income attributable to Viper Energy, Inc.)	20% - 22%
Q3 2024 cash taxes (In millions)(1)	$13.0 - $18.0
(1)Attributable to Viper Energy, Inc.

Production and Operational Update

As of June 30, 2024, there are 49 rigs operating on our mineral and royalty acreage, nine of which are operated by Diamondback. We have grown oil production during the period ended June 30, 2024 compared 2023, despite losing approximately 150 BO/d of quarterly production contribution from the non-Permian assets we divested in the second quarter of 2024. We continue to see strong activity levels across our acreage position and benefit from Diamondback’s continued large-scale development of our high concentration royalty acreage.

The following table summarizes our gross well information for the second quarter ended June 30, 2024:

	Diamondback Operated	Third Party Operated	Total
Horizontal wells turned to production(1):
Gross wells	48	327	375
Net 100% royalty interest wells	2.6	3.5	6.1
Average percent net royalty interest	5.4%	1.1%	1.6%

Horizontal producing well count:
Gross wells	1,964	7,488	9,452
Net 100% royalty interest wells	134.7	96.8	231.5
Average percent net royalty interest	6.9%	1.3%	2.4%

Horizontal active development well count(2):
Gross wells	132	604	736
Net 100% royalty interest wells	7.6	6.6	14.2
Average percent net royalty interest	5.8%	1.1%	1.9%

Line of sight wells(3):
Gross wells	124	608	732
Net 100% royalty interest wells	8.9	8.4	17.3
Average percent net royalty interest	7.2%	1.4%	2.4%
(1) Average lateral length of 12,037.
(2) The total 736 gross wells currently in the process of active development are those wells that have been spud and are expected to be turned to production within approximately the next six to eight months.
(3) The total 732 gross line-of-sight wells are those that are not currently in the process of active development, but for which we have reason to believe that they will be turned to production within approximately the next 15 to 18 months. The expected timing of these line-of-sight wells is based primarily on permitting by third party operators or Diamondback’s current expected completion schedule. Existing permits or active development of our royalty acreage does not ensure that those wells will be turned to production given the volatility in oil prices.

Comparison of the Three Months Ended June 30, 2024 and March 31, 2024

Results of Operations

The following table summarizes our income and expenses for the periods indicated:

	Three Months Ended
	June 30, 2024	March 31, 2024
	(In thousands)
Operating income:
Oil income	$194,335	$177,118
Natural gas income	1,143	6,797
Natural gas liquids income	20,008	21,152
Royalty income	215,486	205,067
Lease bonus income—related party	—	120
Lease bonus income	1,096	50
Other operating income	126	155
Total operating income	216,708	205,392
Costs and expenses:
Production and ad valorem taxes	15,201	14,406
Depletion	48,360	46,933
General and administrative expenses—related party	2,436	2,386
General and administrative expenses	2,019	2,647
Other operating expense	139	94
Total costs and expenses	68,155	66,466
Income (loss) from operations	148,553	138,926
Other income (expense):
Interest expense, net	(18,667)	(19,330)
Gain (loss) on derivative instruments, net	5,346	(7,492)
Total other expense, net	(13,321)	(26,822)
Income (loss) before income taxes	135,232	112,104
Provision for (benefit from) income taxes	13,006	12,529
Net income (loss)	122,226	99,575
Net income (loss) attributable to non-controlling interest	65,325	56,215
Net income (loss) attributable to Viper Energy, Inc.	$56,901	$43,360

The following table summarizes our production data, average sales prices and average costs for the periods indicated:

	Three Months Ended
	June 30, 2024	March 31, 2024
Production data:
Oil (MBbls)	2,398	2,312
Natural gas (MMcf)	5,631	5,589
Natural gas liquids (MBbls)	983	954
Combined volumes (MBOE)(1)	4,320	4,198

Average daily oil volumes (BO/d)	26,352	25,407
Average daily combined volumes (BOE/d)	47,473	46,132

Average sales prices:
Oil ($/Bbl)	$81.04	$76.61
Natural gas ($/Mcf)	$0.20	$1.22
Natural gas liquids ($/Bbl)	$20.35	$22.17
Combined ($/BOE)(2)	$49.88	$48.85

Oil, hedged ($/Bbl)(3)	$80.24	$75.64
Natural gas, hedged ($/Mcf)(3)	$0.64	$1.12
Natural gas liquids ($/Bbl)(3)	$20.35	$22.17
Combined price, hedged ($/BOE)(3)	$50.00	$48.19

Average costs ($/BOE):
Production and ad valorem taxes	$3.52	$3.43
General and administrative - cash component	0.84	1.08
Total operating expense - cash	$4.36	$4.51

General and administrative - non-cash stock compensation expense	$0.19	$0.12
Interest expense, net	$4.32	$4.60
Depletion	$11.19	$11.18
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

Royalty income increased by $10.4 million during the second quarter of 2024 compared to the first quarter of 2024. This increase consisted of (i) an additional $7.3 million attributable to the 3% growth in production volumes, and (ii) an additional $3.1 million attributable to higher average oil prices, partially offset by lower average natural gas and natural gas liquids prices received for our production during the second quarter of 2024 compared to the first quarter of 2024.

Production and Ad Valorem Taxes

The following table presents production and ad valorem taxes for the periods indicated:

	Three Months Ended
	June 30, 2024			March 31, 2024
	Amount (In thousands)	Per BOE	Percentage of Royalty Income	Amount (In thousands)	Per BOE	Percentage of Royalty Income
Production taxes	$10,597	$2.45	5.0%	$10,344	$2.46	5.0%
Ad valorem taxes	4,604	1.07	2.1	4,062	0.97	2.0
Total production and ad valorem taxes	$15,201	$3.52	7.1%	$14,406	$3.43	7.0%

In general, production taxes are directly related to production revenues and are based upon current year commodity prices. Ad valorem taxes are based, among other factors, on property values driven by prior year commodity prices. Production taxes and ad valorem taxes as a percentage of royalty income and per BOE for the second quarter of 2024 were consistent with the first quarter of 2024.

Depletion

The $1.4 million increase in depletion expense for the second quarter of 2024 compared to the first quarter of 2024 was due primarily to production growth between the periods. The average depletion rate was consistent at $11.19 per BOE for the second quarter of 2024 compared to $11.18 per BOE for the first quarter of 2024.

Derivative Instruments

The following table shows the net gain (loss) on derivative instruments and the net cash receipts (payments) on derivatives for the periods presented:

	Three Months Ended
	June 30, 2024	March 31, 2024
	(In thousands)
Gain (loss) on derivative instruments	$5,346	$(7,492)
Net cash receipts (payments) on derivatives	$529	$(2,754)

See Note 10—Derivatives of the notes to the condensed consolidated financial statements for additional discussion of our open contracts at June 30, 2024.

Provision for (Benefit from) Income Taxes

The $0.5 million increase in income tax expense for the second quarter of 2024 compared to the first quarter of 2024 is primarily due to the increase in net income resulting from higher royalty income between the second quarter of 2024 and the first quarter of 2024. See Note 9—Income Taxes of the notes to the condensed consolidated financial statements for further details.

Comparison of the Six Months Ended June 30, 2024 and 2023

Results of Operations

The following table summarizes our income and expenses for the periods indicated:

	Six Months Ended June 30,
	2024	2023
	(In thousands)
Operating income:
Oil income	$371,453	$275,919
Natural gas income	7,940	14,081
Natural gas liquids income	41,160	29,282
Royalty income	420,553	319,282
Lease bonus income—related party	120	8,348
Lease bonus income	1,146	1,534
Other operating income	281	581
Total operating income	422,100	329,745
Costs and expenses:
Production and ad valorem taxes	29,607	25,508
Depletion	95,293	65,051
General and administrative expenses—related party	4,822	1,848
General and administrative expenses	4,666	2,924
Other operating expense	233	—
Total costs and expenses	134,621	95,331
Income (loss) from operations	287,479	234,414
Other income (expense):
Interest expense, net	(37,997)	(20,666)
Gain (loss) on derivative instruments, net	(2,146)	(27,697)
Other income, net	—	2
Total other expense, net	(40,143)	(48,361)
Income (loss) before income taxes	247,336	186,053
Provision for (benefit from) income taxes	25,535	17,856
Net income (loss)	221,801	168,197
Net income (loss) attributable to non-controlling interest	121,540	103,680
Net income (loss) attributable to Viper Energy, Inc.	$100,261	$64,517

The following table summarizes our production data, average sales prices and average costs for the periods indicated:

	Six Months Ended June 30,
	2024	2023
Production data:
Oil (MBbls)	4,710	3,734
Natural gas (MMcf)	11,220	8,909
Natural gas liquids (MBbls)	1,937	1,357
Combined volumes (MBOE)(1)	8,517	6,576

Average daily oil volumes (BO/d)	25,879	20,630
Average daily combined volumes (BOE/d)	46,797	36,331

Average sales prices:
Oil ($/Bbl)	$78.86	$73.89
Natural gas ($/Mcf)	$0.71	$1.58
Natural gas liquids ($/Bbl)	$21.25	$21.58
Combined ($/BOE)(2)	$49.38	$48.55

Oil, hedged ($/Bbl)(3)	$77.98	$72.80
Natural gas, hedged ($/Mcf)(3)	$0.88	$1.34
Natural gas liquids ($/Bbl)(3)	$21.25	$21.58
Combined price, hedged ($/BOE)(3)	$49.12	$47.61

Average costs ($/BOE):
Production and ad valorem taxes	$3.48	$3.88
General and administrative - cash component	0.96	0.63
Total operating expense - cash	$4.44	$4.51

General and administrative - non-cash stock compensation expense	$0.15	$0.10
Interest expense, net	$4.46	$3.14
Depletion	$11.19	$9.89
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

Royalty income increased $101.3 million during the six months ended June 30, 2024 compared to the same period in 2023. This net increase consisted of an additional $88.3 million in royalty income from the 30% growth in production, and an increase of $13.0 million due to higher average oil prices, partially offset by lower average natural gas and natural gas liquids prices received for our production during 2024 compared to the same period in 2023. Approximately 78% of the increase in production is attributable to the GRP Acquisition and an additional 6% is attributable to the Drop Down. The remainder of the growth comes from new wells added between periods.

Lease Bonus Income—Related Party

Lease bonus income from Diamondback decreased by $8.2 million due to receiving payment for one new lease covering 40 acres in Martin County Texas, for the six months ended June 30, 2024, compared to receiving payment for three leases and two lease extensions covering approximately 423 acres in Martin and Wheeler Counties, Texas, during the same period in 2023.

See Note 2—Summary of Significant Accounting Policies of the notes to the condensed consolidated financial statements for further details.

Production and Ad Valorem Taxes

The following table presents production and ad valorem taxes for the periods indicated:

	Six Months Ended June 30,
	2024			2023
	Amount (In thousands)	Per BOE	Percentage of Royalty Income	Amount (In thousands)	Per BOE	Percentage of Royalty Income
Production taxes	$20,941	$2.46	5.0%	$15,984	$2.43	5.0%
Ad valorem taxes	8,666	1.02	2.0	9,524	1.45	3.0
Total production and ad valorem taxes	$29,607	$3.48	7.0%	$25,508	$3.88	8.0%

In general, production taxes are directly related to production revenues and are based upon current year commodity prices. Production taxes as a percentage of royalty income for the six months ended June 30, 2024 remained consistent with the same period in 2023.

Ad valorem taxes are based, among other factors, on property values driven by prior year commodity prices. Ad valorem taxes for the six months ended June 30, 2024 as compared to the same period in 2023 decreased by $0.9 million primarily due to a reduction in the expected ad valorem tax rates for 2024 compared to the expected rates in the second quarter of 2023.

Depletion

The $30.2 million increase in depletion expense for the six months ended June 30, 2024 compared to the same period in 2023 was due primarily to production growth between the periods resulting largely from the GRP Acquisition. The average depletion rate increased to $11.19 per BOE for the six months ended June 30, 2024 compared to $9.89 per BOE for the same period in 2023 due primarily to higher value leasehold in the amortization base in the 2024 period mainly due to the GRP Acquisition.

General and Administrative Expenses

The following table shows general and administrative expenses for the periods presented:

	Six Months Ended June 30,
	2024	2023
	(In thousands, except per BOE amounts)
General and administrative expenses—related party	$4,822	$1,848
General and administrative expenses	4,666	2,924
General and administrative expenses	$9,488	$4,772

General and administrative expenses ($ per BOE)	$1.11	$0.73

The $4.7 million increase in general and administrative expenses for the six months ended June 30, 2024 compared to the same period in 2023 consists of (i) a $3.0 million increase in related party general and administrative expenses from Diamondback due to the change in the reimbursement methodology as a result of our entry into the Services and Secondment Agreement in connection with the Conversion, and (ii) approximately $1.0 million in legal expenses primarily related to the Diamondback Offering.

Prior to 2024, we reimbursed Diamondback a flat quarterly fee for management and administrative services provided to us by Diamondback. Beginning in 2024, Diamondback began billing us for estimated actual salary and benefit costs incurred for services provided to us by seconded employees under the Services and Secondment Agreement during the quarter.

Derivative Instruments

The following table shows the net gain (loss) on derivative instruments and the net cash receipts (payments) on derivatives for the periods presented:

	Six Months Ended June 30,
	2024	2023
	(In thousands)
Gain (loss) on derivative instruments	$(2,146)	$(27,697)
Net cash receipts (payments) on derivatives	$(2,225)	$(6,212)

The decrease in loss on derivative instruments for the six months ended June 30, 2024 compared to the same period in 2023 is primarily due to an increase in the differential between prices for Waha Hub and Henry Hub resulting in a gain on natural gas basis swaps in the six months ended June 30, 2024 compared to a loss in 2023. See Note 10—Derivatives of the notes to the condensed consolidated financial statements for additional discussion of our open contracts at June 30, 2024.

Provision for (Benefit from) Income Taxes

The $7.7 million increase in income tax expense for the six months ended June 30, 2024 compared to the same period in 2023 is primarily due to an increase in pre-tax income in 2024, which was largely attributable to the increase in royalty income discussed above. See Note 9—Income Taxes of the notes to the condensed consolidated financial statements for further details.

Net Income (Loss) Attributable to Non-controlling Interest

The $17.9 million increase in net income attributable to non-controlling interest for the six months ended June 30, 2024 compared to the same period in 2023 is primarily due to an increase in net income, which was partially offset by a decrease in Diamondback’s ownership of our common stock in the first quarter of 2024 following the completion of the Diamondback Offering.

Liquidity and Capital Resources

Overview of Sources and Uses of Cash

As we pursue our business and financial strategy, we regularly consider which capital resources, including cash flow, equity and debt financings are available to meet our future financial obligations and liquidity requirements. Our future ability to grow proved reserves will be highly dependent on the capital resources available to us. Our primary sources of liquidity have been cash flows from operations, proceeds from sales of non-core assets, equity and debt offerings and borrowings under the Operating Company’s revolving credit facility. Our primary uses of cash have been dividends to our stockholders, Operating Company distributions to Diamondback, repayments of debt, capital expenditures for the acquisition of our mineral and royalty interests in oil and natural gas properties and repurchases of our common shares. At June 30, 2024, we had approximately $708.2 million of liquidity consisting of $35.2 million in cash and cash equivalents and $673.0 million available under the Operating Company’s revolving credit facility. See further discussion of changes in our sources of cash in “—Capital Resources” below.

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

Continued prolonged volatility in the capital, financial and/or credit markets due to the war in Ukraine and the Israel-Hamas war, and/or adverse macroeconomic conditions, including elevated inflation, higher interests rates and global supply chain disruptions may limit our access to, or increase our cost of, capital or make capital unavailable on terms acceptable to us or at all. Although we expect that our sources of funding will be adequate to fund our short-term and long-term liquidity requirements, we cannot assure you that the needed capital will be available on acceptable terms or at all.

Cash Flows

The following table presents our cash flows for the periods indicated:

	Six Months Ended June 30,
	2024	2023
	(In thousands)
Cash flow data:
Net cash provided by (used in) operating activities	$258,726	$252,669
Net cash provided by (used in) investing activities	61,466	(124,457)
Net cash provided by (used in) financing activities	(310,850)	(133,312)
Net increase (decrease) in cash and cash equivalents	$9,342	$(5,100)

Operating Activities

Our operating cash flow is sensitive to many variables, the most significant of which are the volatility of prices for oil and natural gas and the volumes of oil and natural gas sold by our producers. The increase in net cash provided by operating activities during the six months ended June 30, 2024 compared to the same period in 2023 was primarily driven by higher royalty income. This increase in cash flow was largely offset by (i) changes in our working capital accounts, most notably through an increase in our accounts receivable in 2024 compared to 2023 due primarily to the timing of our receipt of royalty income payments from our operators, (ii) an increase in cash paid for interest expense due to the issuance of our 7.375% Senior unsecured notes due 2031 in the fourth quarter of 2023, and (iii) and a decrease in cash flows from related party lease bonus income. See “—Results of Operations” for discussion of significant changes in our revenues and expenses.

Investing Activities

Net cash provided by investing activities during the six months ended June 30, 2024, primarily related to proceeds from the divestiture of our non-Permian assets, partially offset by acquisitions of oil and natural gas interests.

Net cash used in investing activities during the six months ended June 30, 2023, primarily related to the acquisition of oil and natural gas interests in the Drop Down and from other third-party acquisitions.

Financing Activities

Net cash used in financing activities during the six months ended June 30, 2024, was primarily attributable to $224.8 million of dividends paid to stockholders. Additionally, we made net repayments of $86.0 million on the Operating Company’s revolving credit facility.

Net cash used in financing activities during the six months ended June 30, 2023, was primarily attributable to distributions of $146.6 million and $57.5 million of common share repurchases. These cash outflows were partially offset by net borrowings of $72.0 million under the Operating Company’s revolving credit facility.

Capital Resources

The Operating Company’s Revolving Credit Facility

At June 30, 2024, the Operating Company’s credit facility, which matures on September 22, 2028, had an elected commitment amount of $850.0 million, with $177.0 million in outstanding borrowings and $673.0 million of availability.

See Note 6—Debt of the notes to the condensed consolidated financial statements included elsewhere in this report for additional discussion of our outstanding debt at June 30, 2024.

Capital Requirements

Repurchases of Securities

Under our current common stock repurchase program, the board of directors has authorized us to acquire up to $750.0 million of our Class A Common Stock, excluding excise tax. As of June 30, 2024, $434.2 million remains available for use to repurchase shares under this repurchase program.

We may also from time to time opportunistically repurchase some of the outstanding Notes in open market purchases or in privately negotiated transactions.

Cash Dividends

The Operating Company will pay a cash distribution for the second quarter of 2024 in accordance with its distribution policy of $0.76 per Operating Company unit on August 22, 2024 to eligible holders of record at the close of business on August 15, 2024.

We will pay a cash dividend for the second quarter of 2024 in accordance with our dividend policy of $0.64 per share of Class A Common Stock on August 22, 2024 to eligible holders of record at the close of business on August 15, 2024. The dividend to stockholders consists of a base quarterly dividend of $0.30 per share of Class A Common Stock and a variable quarterly dividend of $0.34 per share of Class A Common Stock. Future base and variable dividends are at the discretion of the board of directors.

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

Commodity Price Risk

Our major market risk exposure is in the pricing applicable to the oil and natural gas production of our operators. Realized prices are driven primarily by the prevailing worldwide price for crude oil and prices for natural gas in the United States. Both crude oil and natural gas realized prices are also impacted by the quality of the product, supply and demand balances in local physical markets and the availability of transportation to demand centers. Pricing for oil and natural gas production has been historically volatile and unpredictable and the prices that our operators receive for production depend on many factors outside of our or their control, such as the war in Ukraine and the Israel-Hamas war, higher interest rates, global supply chain disruptions and actions taken by OPEC members and other exporting nations. We cannot predict events that may lead to future price volatility and the near term energy outlook remains subject to heightened levels of uncertainty.

We historically have used fixed price swap contracts, fixed price basis swap contracts and costless collars with corresponding put and call options to reduce price volatility associated with certain of our royalty income as discussed in Note 10—Derivatives of the notes to the condensed consolidated financial statements.

At June 30, 2024, we had a net liability derivative position related to our commodity price derivatives of $2.6 million. Utilizing actual derivative contractual volumes under our contracts as of June 30, 2024, a 10% increase in forward curves associated with the underlying commodity would have increased the net liability position by $0.4 million to approximately $3.0 million, while a 10% decrease in forward curves associated with the underlying commodity would have decreased the net liability derivative position by $1.0 million to approximately $1.6 million. However, certain cash derivative gains or losses may be partially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument.

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

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on our indebtedness under the Operating Company’s revolving credit facility. The terms of the credit facility provide for interest on borrowings at a floating rate equal to (i) term SOFR plus 0.10% (“Adjusted Term SOFR”), or (ii) an alternate base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.50%, and 1-month Adjusted Term SOFR plus 1.00%), in each case plus the applicable margin. The applicable margin ranges from 1.00% to 2.00% per annum in the case of the alternative base rate and from 2.00% to 3.00% per annum in the case of Adjusted Term SOFR, in each case depending on the amount of the loans outstanding in relation to the commitment, which is calculated using the least of the maximum credit amount, the aggregate elected commitment amount and the borrowing base. We are obligated to pay a quarterly commitment fee ranging from 0.375% to 0.500% per year on the unused portion of the commitment. As of June 30, 2024, we had $177.0 million in outstanding borrowings. During the three and six months ended June 30, 2024, the weighted average interest rate on the Operating Company’s revolving credit facility was 7.63% and 7.52%, respectively.

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

As of June 30, 2024, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under our Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2024, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

As of the date of this filing, we continue to be subject to the risk factors previously disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 22, 2024, and in subsequent filings we make with the SEC. There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

Our common share repurchase activity for the three months ended June 30, 2024 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(1)(2)
	(In thousands, except share amounts)
April 1, 2024 - April 30, 2024	—	$—	—	$434,161
May 1, 2024 - May 31, 2024	—	$—	—	$434,161
June 1, 2024 - June 30, 2024	—	$—	—	$434,161
Total	—	$—	—
(1)On July 26, 2022, the board of directors increased the authorization under our then-in-effect repurchase program from $250.0 million to $750.0 million. This repurchase program has no expiration date and remains subject to market conditions, applicable legal requirements, contractual obligations and other factors and may be suspended from time to time, modified, extended or discontinued by the board of directors at any time.
(2)All dollar amounts presented exclude excise taxes, as applicable.

ITEM 5.     OTHER INFORMATION

None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during our fiscal quarter ended June 30, 2024.

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

10.1	Viper Energy, Inc. 2024 Amended and Restated Long Term Incentive Plan (incorporated by reference to Appendix A to Schedule DEF 14A filed by the Company with the SEC on April 25, 2024).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1**
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Condensed Notes to Consolidated Financial Statements.

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

VIPER ENERGY, INC.

		By:	VIPER ENERGY, INC.

Date:	August 5, 2024	By:	/s/ Travis D. Stice
Travis D. Stice
Chief Executive Officer

Date:	August 5, 2024	By:	/s/ Teresa L. Dick
Teresa L. Dick
Chief Financial Officer