Form 10-Q
period 2024-09-30
Viper Energy, Inc.
filed 2024-11-07
CIK 1602065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2024
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

As of November 1, 2024, 102,977,142 shares of Class A Common Stock and 85,431,453 shares of Class B Common Stock of the registrant were outstanding.

VIPER ENERGY, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2024

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

ASU	Accounting Standards Update.
Class A Common Stock	Class A Common Stock, $0.000001 par value per share of Viper Energy, Inc.
Class B Common Stock	Class B Common Stock, $0.000001 par value per share of Viper Energy, Inc.
Common Stock	Collectively, Class A Common Stock and Class B Common Stock.
Diamondback	Diamondback Energy, Inc., a Delaware corporation.
Exchange Act	The Securities Exchange Act of 1934, as amended.
FASB	Financial Accounting Standards Board.
GAAP	Accounting principles generally accepted in the United States.
General Partner	Viper Energy Partners GP LLC, a Delaware limited liability company, and the General Partner of the Partnership.
LTIP	Viper Energy, Inc. Amended and Restated 2014 Long Term Incentive Plan, as amended and restated by Viper Energy, Inc. 2024 Amended and Restated Long Term Incentive Plan, and as may be further amended or restated from time to time.
Nasdaq	The Nasdaq Global Select Market.
Notes	The outstanding senior notes of Viper Energy, Inc. issued under indentures where Viper Energy Partners LLC is the sole guarantor, consisting of the 5.375% Senior Notes due 2027 and the 7.375% Senior Notes due 2031.
OPEC	Organization of the Petroleum Exporting Countries.
Operating Company	Viper Energy Partners LLC, a Delaware limited liability company and a consolidated subsidiary of Viper Energy, Inc.
Partnership	Viper Energy Partners LP, the predecessor of the Company, which converted into the Company in the Conversion.
SEC	United States Securities and Exchange Commission.
Securities Act	The Securities Act of 1933, as amended.
SOFR	The secured overnight financing rate.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Various statements contained in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which involve risks, uncertainties, and assumptions. All statements, other than statements of historical fact, including statements regarding our: future performance; business strategy; future operations; estimates and projections of operating income, losses, costs and expenses, returns, cash flow, and financial position; production levels on properties in which we have mineral and royalty interests, developmental activity by other operators; reserve estimates and our ability to replace or increase reserves; anticipated benefits or other effects of strategic transactions (including the recently completed TWR Acquisition discussed in Note 13—Subsequent Events and other acquisitions or divestitures); and plans and objectives of management (including Diamondback’s plans for developing our acreage and our cash dividend policy and repurchases of our Class A Common Stock and/or senior notes) are forward-looking statements. When used in this report, the words “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “guidance,” “intend,” “may,” “model,” “outlook,” “plan,” “positioned,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions (including the negative of such terms) as they relate to us are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. In particular, the factors discussed in this report and detailed under Part II. Item 1A. Risk Factors, and our Annual Report on Form 10-K for the year ended December 31, 2023, could affect our actual results and cause our actual results to differ materially from expectations, estimates or assumptions expressed, forecasted or implied in such forward-looking statements. Unless the context requires otherwise, references to “we,” “us,” “our” or the “Company” are intended to mean the business and operations of the Company and the Operating Company.

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
•severe weather conditions and natural disasters;
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

PART I. FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Viper Energy, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2024	2023
	(In thousands, except share amounts)
Assets
Current assets:
Cash and cash equivalents	$168,649	$25,869
Royalty income receivable (net of allowance for credit losses)	108,857	108,681
Royalty income receivable—related party	35,997	3,329
Income tax receivable	—	813
Derivative instruments	2,795	358
Prepaid expenses and other current assets	3,882	4,467
Total current assets	320,180	143,517
Property:
Oil and natural gas interests, full cost method of accounting ($1,622,601 and $1,769,341 excluded from depletion at September 30, 2024 and December 31, 2023, respectively)	4,771,268	4,628,983
Land	5,688	5,688
Accumulated depletion and impairment	(1,016,173)	(866,352)
Property, net	3,760,783	3,768,319
Funds held in escrow	43,050	—
Derivative instruments	2,727	92
Deferred income taxes (net of allowances)	74,617	56,656
Other assets	4,653	5,509
Total assets	$4,206,010	$3,974,093
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$26	$19
Accounts payable—related party	—	1,330
Accrued liabilities	41,465	27,021
Derivative instruments	901	2,961
Income taxes payable	1,816	1,925
Total current liabilities	44,208	33,256
Long-term debt, net	821,505	1,083,082
Derivative instruments	—	201
Other long-term liabilities	4,789	—
Total liabilities	870,502	1,116,539
Commitments and contingencies (Note 12)
Stockholders’ equity:
Class A Common Stock, $0.000001 par value: 1,000,000,000 shares authorized; 102,947,008 shares issued and outstanding as of September 30, 2024 and 86,144,273 shares issued and outstanding as of December 31, 2023	—	—
Class B Common Stock, $0.000001 par value: 1,000,000,000 shares authorized; 85,431,453 shares issued and outstanding as of September 30, 2024 and 90,709,946 shares issued and outstanding as of December 31, 2023	—	—
Additional paid-in capital	1,429,649	1,031,078
Retained earnings (accumulated deficit)	(28,691)	(16,786)
Total Viper Energy, Inc. stockholders’ equity	1,400,958	1,014,292
Non-controlling interest	1,934,550	1,843,262
Total equity	3,335,508	2,857,554
Total liabilities and stockholders’ equity	$4,206,010	$3,974,093
See accompanying notes to condensed consolidated financial statements.

Viper Energy, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands, except per share amounts)
Operating income:
Oil income	$186,750	$168,008	$558,203	$443,927
Natural gas income	823	8,893	8,763	22,974
Natural gas liquids income	20,585	18,713	61,745	47,995
Royalty income	208,158	195,614	628,711	514,896
Lease bonus income—related party	107	97,237	227	105,585
Lease bonus income	1,143	196	2,289	1,730
Other operating income	180	193	461	774
Total operating income	209,588	293,240	631,688	622,985
Costs and expenses:
Production and ad valorem taxes	15,113	12,286	44,720	37,794
Depletion	54,528	36,280	149,821	101,331
General and administrative expenses—related party	2,569	924	7,391	2,772
General and administrative expenses	2,046	956	6,712	3,880
Other operating (income) expense	(236)	—	(3)	—
Total costs and expenses	74,020	50,446	208,641	145,777
Income (loss) from operations	135,568	242,794	423,047	477,208
Other income (expense):
Interest expense, net	(16,739)	(10,970)	(54,736)	(31,636)
Gain (loss) on derivative instruments, net	7,410	(2,988)	5,264	(30,685)
Other income, net	—	256	—	258
Total other expense, net	(9,329)	(13,702)	(49,472)	(62,063)
Income (loss) before income taxes	126,239	229,092	373,575	415,145
Provision for (benefit from) income taxes	17,194	21,879	42,729	39,735
Net income (loss)	109,045	207,213	330,846	375,410
Net income (loss) attributable to non-controlling interest	60,128	128,614	181,668	232,294
Net income (loss) attributable to Viper Energy, Inc.	$48,917	$78,599	$149,178	$143,116

Net income (loss) attributable to common shares:
Basic	$0.52	$1.11	$1.64	$1.99
Diluted	$0.52	$1.11	$1.64	$1.99
Weighted average number of common shares outstanding:
Basic	93,695	70,925	90,895	71,803
Diluted	93,747	70,925	90,989	71,803

See accompanying notes to condensed consolidated financial statements.

Viper Energy, Inc.
Condensed Consolidated Statements of Changes to Stockholders' Equity
(Unaudited)

	Common Stock(1)
			Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Non-Controlling Interest	Total
	Class A Shares	Class B Shares

	(In thousands)
Balance at December 31, 2023	86,144	90,710	$1,031,078	$(16,786)	$1,843,262	$2,857,554
Common shares issued to related party	5,279	(5,279)	—	—	—	—
Equity-based compensation	—	—	485	—	—	485
Issuance of shares upon vesting of equity awards	1	—	—	—	—	—
Distribution equivalent rights payments	—	—	—	(56)	—	(56)
Dividends to stockholders	—	—	—	(43,791)	—	(43,791)
Dividends to Diamondback	—	—	20	(4,490)	(62,590)	(67,060)
Change in ownership of consolidated subsidiaries, net	—	—	69,753	—	(52,298)	17,455
Cash paid for tax withholding on vested equity awards	—	—	(28)	—	—	(28)
Net income (loss)	—	—	—	43,360	56,215	99,575
Balance at March 31, 2024	91,424	85,431	1,101,308	(21,763)	1,784,589	2,864,134
Equity-based compensation	—	—	830	—	—	830
Distribution equivalent rights payments	—	—	—	(116)	—	(116)
Dividends to stockholders	—	—	—	(53,941)	—	(53,941)
Dividends to Diamondback	—	—	—	(20)	(59,803)	(59,823)
Change in ownership of consolidated subsidiaries, net	—	—	6,601	—	(6,601)	—
Net income (loss)	—	—	—	56,901	65,325	122,226
Balance at June 30, 2024	91,424	85,431	1,108,739	(18,939)	1,783,510	2,873,310
Net proceeds from the issuance of common stock	11,523	—	475,904	—	—	475,904
Equity-based compensation	—	—	845	—	—	845
Distribution equivalent rights payments	—	—	—	(123)	—	(123)
Dividends to stockholders	—	—	—	(58,526)	—	(58,526)
Dividends to Diamondback	—	—	—	(20)	(64,927)	(64,947)
Change in ownership of consolidated subsidiaries, net	—	—	(155,839)	—	155,839	—
Net income (loss)	—	—	—	48,917	60,128	109,045
Balance at September 30, 2024	102,947	85,431	$1,429,649	$(28,691)	$1,934,550	$3,335,508
(1) The par values of the outstanding shares of Class A Common Stock and Class B Common Stock each round to zero during the periods presented.

See accompanying notes to condensed consolidated financial statements.

Viper Energy, Inc.
Condensed Consolidated Statements of Changes to Stockholders' Equity - (Continued)
(Unaudited)

					General Partner	Non-Controlling Interest	Total
	Limited Partners
	Common Units	Amount	Class B Units	Amount	Amount	Amount

	(In thousands)
Balance at December 31, 2022	73,230	$689,178	90,710	$832	$649	$1,630,866	$2,321,525
Unit-based compensation	—	370	—	—	—	—	370
Issuance of shares upon vesting of equity awards	4	—	—	—	—	—	—
Distribution equivalent rights payments	—	(72)	—	—	—	—	(72)
Distributions to public	—	(35,253)	—	—	—	—	(35,253)
Distributions to Diamondback	—	(358)	—	(25)	—	(48,983)	(49,366)
Distributions to General Partner	—	—	—	—	(20)	—	(20)
Change in ownership of consolidated subsidiaries, net	—	11,449	—	—	—	(11,449)	—
Repurchased units as part of unit buyback	(1,115)	(33,022)	—	—	—	—	(33,022)
Net income (loss)	—	33,967	—	—	—	54,299	88,266
Balance at March 31, 2023	72,119	666,259	90,710	807	629	1,624,733	2,292,428
Unit-based compensation	—	259	—	—	—	—	259
Distribution equivalent rights payments	—	(43)	—	—	—	—	(43)
Distributions to public	—	(23,513)	—	—	—	—	(23,513)
Distributions to Diamondback	—	(241)	—	(25)	—	(38,097)	(38,363)
Distributions to General Partner	—	—	—	—	(20)	—	(20)
Change in ownership of consolidated subsidiaries, net	—	16,749	—	—	—	(16,749)	—
Repurchased units as part of unit buyback	(912)	(24,509)	—	—	—	—	(24,509)
Net income (loss)	—	30,550	—	—	—	49,381	79,931
Balance at June 30, 2023	71,207	665,511	90,710	782	609	1,619,268	2,286,170
Unit-based compensation	—	362	—	—	—	—	362
Issuance of shares upon vesting of equity awards	20	—	—	—	—	—	—
Distribution equivalent rights payments	—	(48)	—	—	—	—	(48)
Distributions to public	—	(25,252)	—	—	—	—	(25,252)
Distributions to Diamondback	—	(263)	—	(25)	—	(39,912)	(40,200)
Distributions to General Partner	—	—	—	—	(20)	—	(20)
Change in ownership of consolidated subsidiaries, net	—	3,469	—	—	—	(3,469)	—
Repurchased units as part of unit buyback	(365)	(9,650)	—	—	—	—	(9,650)
Net income (loss)	—	78,599	—	—	—	128,614	207,213
Balance at September 30, 2023	70,862	$712,728	90,710	$757	$589	$1,704,501	$2,418,575

See accompanying notes to condensed consolidated financial statements.

Viper Energy, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$330,846	$375,410
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for (benefit from) deferred income taxes	(505)	887
Depletion	149,821	101,331
(Gain) loss on derivative instruments, net	(5,264)	30,685
Net cash receipts (payments) on derivatives	(2,038)	(10,019)
Other	4,470	2,045
Changes in operating assets and liabilities:
Royalty income receivable	2,886	(22,147)
Royalty income receivable—related party	(32,667)	(1,171)
Accounts payable and accrued liabilities	14,192	4,156
Accounts payable—related party	(1,330)	(306)
Income taxes payable	(109)	12,411
Other	1,398	(885)
Net cash provided by (used in) operating activities	461,700	492,397
Cash flows from investing activities:
Acquisitions of oil and natural gas interests—related party	—	(75,073)
Acquisitions of oil and natural gas interests	(271,052)	(98,510)
Proceeds from sale of oil and natural gas interests	87,674	(3,166)
Net cash provided by (used in) investing activities	(183,378)	(176,749)
Cash flows from financing activities:
Proceeds from borrowings under credit facility	470,000	260,000
Repayment on credit facility	(733,000)	(162,000)
Net proceeds from public offering	475,904	—
Repurchased shares/units under buyback program	—	(67,181)
Dividends/distributions to stockholders	(156,553)	(84,181)
Dividends/distributions to Diamondback	(191,830)	(127,929)
Other	(63)	(5,722)
Net cash provided by (used in) financing activities	(135,542)	(187,013)
Net increase (decrease) in cash and cash equivalents	142,780	128,635
Cash, cash equivalents and restricted cash at beginning of period	25,869	18,179
Cash, cash equivalents and restricted cash at end of period	$168,649	$146,814

Supplemental disclosure of cash flow information:
Interest paid	$(43,121)	$(24,766)
Cash (paid) received for income taxes	$(42,615)	$(25,700)

See accompanying notes to condensed consolidated financial statements.

Viper Energy, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION

Organization

Effective November 13, 2023 (the “Effective Time”), Viper Energy Partners LP (the “Partnership”) converted from a publicly traded Delaware limited partnership to a Delaware corporation pursuant to a plan of conversion (the “Conversion”) and changed names from Viper Energy Partners LP to Viper Energy, Inc. This report includes the results for the Partnership prior to the Conversion and Viper Energy, Inc. (the “Company”) following the Conversion. References to the “Company” refer to (i) Viper Energy, Inc. and its consolidated subsidiaries following the Conversion, and (ii) the Partnership and its consolidated subsidiaries prior to the Conversion. References to shares or per share amounts prior to the Conversion refer to units or per unit amounts. Unless otherwise noted, all references to shares or per share amounts following the Conversion refer to shares or per share amounts of the Company’s Common Stock. References to dividends prior to the Conversion refer to distributions. There were no tax impacts resulting from the Conversion as the Partnership was treated as a corporation for tax purposes.

The Company is a publicly traded Delaware corporation focused on owning and acquiring mineral interests and royalty interests in oil and natural gas properties primarily in the Permian Basin. As of September 30, 2024, Viper Energy, Inc. owned approximately 55% of the units representing limited liability company interests in its operating subsidiary Viper Energy Partners LLC (the “Operating Company”) and was the managing member of the Operating Company.

Prior to March 8, 2024, the Company was a “controlled company” under the rules of the Nasdaq Stock Market LLC (the “Nasdaq Rules”). On March 8, 2024, the Company’s parent, Diamondback, completed an underwritten public offering in which it sold approximately 13.2 million shares of the Company’s Class A Common Stock (the “Diamondback Offering”). Following the Diamondback Offering, Diamondback owned no shares of the Company’s Class A Common Stock and owned 85,431,453 shares of the Company’s Class B Common Stock, reducing its beneficial ownership to less than 50% of the Company’s total Common Stock outstanding. As such, the Company ceased to be a “controlled company” under the Nasdaq Rules. Prior to the Diamondback Offering, the Company’s board of directors had a majority of independent directors and a standing audit committee comprised of all independent directors but had elected to take advantage of certain exemptions from corporate governance requirements applicable to controlled companies under the Nasdaq Rules and, until March 8, 2024, did not have a compensation committee or a committee of independent directors that selects director nominees.

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

As of September 30, 2024, Diamondback beneficially owned approximately 45% of the Company’s total Common Stock outstanding.

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

Viper Energy, Inc.
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
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

Making accurate estimates and assumptions is particularly difficult in the oil and natural gas industry given the challenges resulting from volatility in oil and natural gas prices. For instance, the war in Ukraine, the Israel-Hamas war and other conflicts in the Middle East, higher interest rates, global supply chain disruptions and recent measures to combat persistent inflation and instability in the financial sector have contributed to recent pricing and economic volatility. The financial results of companies in the oil and natural gas industry have been and may continue to be impacted materially as a result of changing market conditions. Such circumstances generally increase uncertainty in the Company’s accounting estimates, particularly those involving financial forecasts.

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

Related Party Transactions

Royalty Income Receivable

As of September 30, 2024 and December 31, 2023, Diamondback, either directly or through its consolidated subsidiaries, owed the Company $36.0 million and $3.3 million, respectively, for royalty income received from third parties for the Company’s production, which had not yet been remitted to the Company.

Lease Bonus Income

During the three and nine months ended September 30, 2024 and 2023, Diamondback paid the Company $0.1 million, $0.2 million, $97.2 million and $105.6 million, respectively, of lease bonus income primarily related to new leases in the Midland Basin.

Other Related Party Transactions

See Note 4—Acquisitions and Divestitures for significant related party acquisitions of oil and natural gas interests.

See Note 7—Stockholder's Equity for further details regarding equity transactions with related parties.

Viper Energy, Inc.
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

All other significant related party transactions with Diamondback or its affiliates have been stated on the face of the condensed consolidated financial statements.

Accrued Liabilities

Accrued liabilities consist of the following as of the dates indicated:

	September 30,	December 31,
	2024	2023
	(In thousands)
Interest payable	$21,939	$11,036
Ad valorem taxes payable	14,273	13,299
Derivatives instruments payable	790	1,279
Other	4,463	1,407
Total accrued liabilities	$41,465	$27,021

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) – Disaggregation of Income Statement Expenses,” which requires additional disclosure about specified categories of expenses included in relevant expense captions presented on the income statement. The amendments are effective for annual periods beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either prospectively or retrospectively. Management is currently evaluating this ASU to determine its impact on the Company’s disclosures. Adoption of the update will not impact the Company’s financial position, results of operations or liquidity.

The Company considers the applicability and impact of all ASUs. ASUs not discussed above were assessed and determined to be either not applicable, previously disclosed, or not material upon adoption.

Viper Energy, Inc.
Notes to the Condensed Consolidated Financial Statements - (Continued)
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

The following table disaggregates the Company’s revenue from oil, natural gas and natural gas liquids by revenue generated from production on properties operated by Diamondback and revenue generated from production on properties operated by third parties:

	Three Months Ended September 30,
	2024			2023
	Revenue Generated from Diamondback Operated Properties	Revenue Generated from Third Party Operated Properties	Total	Revenue Generated from Diamondback Operated Properties	Revenue Generated from Third Party Operated Properties	Total
	(In thousands)
Oil income	$99,192	$87,558	$186,750	$110,934	$57,074	$168,008
Natural gas income	1,535	(712)	823	5,243	3,650	8,893
Natural gas liquids income	12,186	8,399	20,585	11,815	6,898	18,713
Total royalty income	$112,913	$95,245	$208,158	$127,992	$67,622	$195,614

	Nine Months Ended September 30,
	2024			2023
	Revenue Generated from Diamondback Operated Properties	Revenue Generated from Third Party Operated Properties	Total	Revenue Generated from Diamondback Operated Properties	Revenue Generated from Third Party Operated Properties	Total
	(In thousands)
Oil income	$293,687	$264,516	$558,203	$275,466	$168,461	$443,927
Natural gas income	6,103	2,660	8,763	11,903	11,071	22,974
Natural gas liquids income	34,463	27,282	61,745	30,648	17,347	47,995
Total royalty income	$334,253	$294,458	$628,711	$318,017	$196,879	$514,896

4.    ACQUISITIONS AND DIVESTITURES

2024 Activity

Acquisitions

Q Acquisition

On September 3, 2024 (the “Q Closing Date”), the Company and the Operating Company acquired all of the issued and outstanding equity interests in Tumbleweed-Q Royalties, LLC (the “Q Acquisition”), pursuant to a definitive purchase and sale agreement for consideration consisting of (i) approximately $113.6 million in cash, subject to transaction costs and customary post-closing adjustments, and (ii) contingent cash consideration of up to $5.4 million, payable in January of 2026, based on the average price of WTI sweet crude oil prompt month futures contracts for the calendar year 2025 (the “WTI 2025 Average”). The contingent cash consideration payment will be (i) $2.2 million if the WTI 2025 Average is between $60.00 and $65.00, (ii) $3.2 million if the WTI 2025 Average is between $65.00 and $75.00, or (iii) $5.4 million if the WTI 2025 Average is greater than $75.00. The Company recorded the contingent cash consideration at its fair value of $2.9 million on the Q

Viper Energy, Inc.
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
Closing Date (the “Q Contingent Liability”). The mineral and royalty interests acquired in the Q Acquisition represent approximately 406 net royalty acres located primarily in the Permian Basin. The Company funded the cash consideration, and intends to fund the contingent cash consideration, for the Q Acquisition through a combination of cash on hand and borrowings under the Operating Company’s revolving credit facility.

M Acquisition

On September 3, 2024 (the “M Closing Date”), the Company and the Operating Company acquired all of the issued and outstanding equity interests in MC TWR Royalties, LP and MC TWR Intermediate, LLC (the “M Acquisition”), pursuant to a definitive purchase and sale agreement for consideration consisting of (i) approximately $75.8 million in cash, subject to transaction costs and customary post-closing adjustments, and (ii) contingent cash consideration of up to $3.6 million, payable in January of 2026, based on the WTI 2025 Average. The contingent cash consideration payment will be (i) $1.4 million if the WTI 2025 Average is between $60.00 and $65.00, (ii) $2.2 million if the WTI 2025 Average is between $65.00 and $75.00, or (iii) $3.6 million if the WTI 2025 Average is greater than $75.00. The Company recorded the contingent cash consideration at its fair value of $1.9 million on the M Closing Date (the “M Contingent Liability”). The mineral and royalty interests acquired in the M Acquisition represent approximately 267 net royalty acres located primarily in the Permian Basin. The Company funded the cash consideration, and intends to fund the contingent cash consideration, for the M Acquisition through a combination of cash on hand and borrowings under the Operating Company’s revolving credit facility.

See Note 11—Fair Value Measurements for further discussion of the fair value of the Q Contingent Liability and the M Contingent Liability, (collectively, the “2026 WTI Contingent Liability“).

Other Acquisitions

During the nine months ended September 30, 2024, the Company acquired, in individually insignificant transactions from unrelated third-party sellers, mineral and royalty interests representing 256 net royalty acres in the Permian Basin for an aggregate purchase price of approximately $52.0 million, subject to customary post-closing adjustments.

Divestitures

In the second quarter of 2024, the Company divested all of its non-Permian assets for a purchase price of approximately $87.2 million, including transaction costs and customary post-closing adjustments. The divested properties consisted of approximately 2,713 net royalty acres with current production of approximately 450 BO/d. The Company recorded the proceeds as a reduction of its full cost pool with no gain or loss recognized on the sale.

2023 Activity

Acquisitions

GRP Acquisition

On November 1, 2023, the Company and the Operating Company acquired certain mineral and royalty interests from Royalty Asset Holdings, LP, Royalty Asset Holdings II, LP and Saxum Asset Holdings, LP, affiliates of Warwick Capital Partners and GRP Energy Capital (collectively, “GRP,”) pursuant to a definitive purchase and sale agreement for approximately 9.02 million common units and $747.6 million in cash, including transaction costs and customary post-closing adjustments (the “GRP Acquisition”). The mineral and royalty interests acquired in the GRP Acquisition represent approximately 4,600 net royalty acres in the Permian Basin, plus approximately 2,700 additional net royalty acres in other major basins. The cash consideration for the GRP Acquisition was funded through a combination of cash on hand and held in escrow, borrowings under the Operating Company’s revolving credit facility, proceeds from the issuance of the 7.375% Senior unsecured notes due 2031 and proceeds from the $200.0 million common unit issuance to Diamondback, as discussed further in Note 7—Stockholders’ Equity.

Viper Energy, Inc.
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
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

5.    OIL AND NATURAL GAS INTERESTS

Oil and natural gas interests include the following for the periods presented:

	September 30,	December 31,
	2024	2023
	(In thousands)
Oil and natural gas interests:
Subject to depletion	$3,148,667	$2,859,642
Not subject to depletion	1,622,601	1,769,341
Gross oil and natural gas interests	4,771,268	4,628,983
Accumulated depletion and impairment	(1,016,173)	(866,352)
Oil and natural gas interests, net	3,755,095	3,762,631
Land	5,688	5,688
Property, net of accumulated depletion and impairment	$3,760,783	$3,768,319

As of September 30, 2024 and December 31, 2023, the Company had mineral and royalty interests representing approximately 32,567 and 34,217 net royalty acres, respectively.

No impairment expense was recorded on the Company’s oil and natural gas interests for the three and nine months ended September 30, 2024 and 2023 based on the results of the respective quarterly ceiling tests. In addition to commodity prices, the Company’s production rates, levels of proved reserves, transfers of unevaluated properties and other factors will determine its actual ceiling test limitations and impairment analysis in future periods. If the trailing 12-month commodity prices decline as compared to the commodity prices used in prior quarters, the Company could have material write-downs in subsequent quarters.

Viper Energy, Inc.
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
6.    DEBT

Long-term debt consisted of the following as of the dates indicated:

	September 30,	December 31,
	2024	2023
	(In thousands)
5.375% Senior unsecured notes due 2027	$430,350	$430,350
7.375% Senior unsecured notes due 2031	400,000	400,000
Revolving credit facility	—	263,000
Unamortized debt issuance costs	(6,098)	(6,903)
Unamortized discount	(2,747)	(3,365)
Total long-term debt	$821,505	$1,083,082

The Operating Company’s Revolving Credit Facility

The Operating Company’s credit facility, as amended to date, provides for a revolving credit facility in the maximum credit amount of $2.0 billion and a borrowing base of $1.3 billion. The borrowing base is scheduled to be redetermined semi-annually in May and November. As of September 30, 2024, the Operating Company had elected a commitment amount of $850.0 million, with no outstanding borrowings and $850.0 million available for future borrowings. During the three and nine months ended September 30, 2024 and 2023, the weighted average interest rates on the Operating Company’s revolving credit facility were 7.51%, 7.52%, 7.58% and 7.37%, respectively. The revolving credit facility will mature on September 22, 2028.

As of September 30, 2024, the Operating Company was in compliance with the financial maintenance covenants under its credit facility.

7.    STOCKHOLDERS’ EQUITY

At September 30, 2024, the Company had a total of 102,947,008 shares of Class A Common Stock issued and outstanding and 85,431,453 shares of Class B Common Stock issued and outstanding. All of the shares of Class B Common Stock were beneficially owned by Diamondback, representing approximately 45% of the Company’s total shares outstanding. Diamondback also beneficially owned 85,431,453 Operating Company units, representing a 45% non-controlling ownership interest in the Operating Company, and the Company owned the remaining 102,947,008 Operating Company units. The Operating Company units and the Company’s Class B Common Stock beneficially owned by Diamondback are exchangeable from time to time for the Company’s Class A Common Stock (that is, one Operating Company unit and one share of the Company’s Class B Common Stock, together, are exchangeable for one share of the Company’s Class A Common Stock).

2024 Equity Offering

On September 13, 2024, the Company completed an underwritten public offering of approximately 11.50 million shares of its Class A Common Stock, which included 1.50 million shares issued pursuant to an option to purchase additional shares of Class A Common Stock granted to the underwriters, at a price to the public of $42.50 per share for total net proceeds of approximately $475.9 million, after the underwriters’ discount and transaction costs (the “2024 Equity Offering”). The net proceeds were used to fund a portion of the cash consideration for the TWR Acquisition as defined below in Note 13—Subsequent Events. Pending closing of the TWR Acquisition, the Company temporarily repaid all of the amounts outstanding under the Operating Company’s revolving credit facility with a portion of the net proceeds from the 2024 Equity Offering.

2023 Viper Issuance of Common Units to Diamondback

In October 2023, the Company issued approximately 7.22 million of its common units to Diamondback at a price of $27.72 per unit for total net proceeds of approximately $200.0 million. The net proceeds were used to fund a portion of the cash consideration for the GRP Acquisition.

Viper Energy, Inc.
Notes to the Condensed Consolidated Financial Statements - (Continued)
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

There were no repurchases of Class A Common Stock during the three and nine months ended September 30, 2024. During the three and nine months ended September 30, 2023 the Company repurchased, excluding excise tax, approximately $9.6 million and $66.5 million common units under the repurchase program, respectively. As of September 30, 2024, approximately $434.2 million remains available under the repurchase program, excluding excise tax.

Cash Dividends

The board of directors of the Company has established a dividend policy, whereby the Operating Company distributes all or a portion of its available cash on a quarterly basis to its unitholders (including Diamondback, the Company and, following the TWR Acquisition completed on October 1, 2024, TWR IV). The Company in turn distributes all or a portion of the available cash it receives from the Operating Company to holders of its Class A Common Stock through base and variable dividends that take into account capital returned to stockholders via its stock repurchase program. The Company’s available cash and the available cash of the Operating Company for each quarter is determined by the board of directors following the end of such quarter.

The cash available for distribution by the Operating Company, a non-GAAP measure, generally equals the Company’s consolidated Adjusted EBITDA for the applicable quarter, less cash needed for income taxes payable, debt service, contractual obligations, fixed charges and reserves for future operating or capital needs that the board of directors of the Company deems necessary or appropriate, lease bonus income (net of applicable taxes), distribution equivalent rights payments, preferred dividends, and an adjustment for changes in ownership interests that occurred subsequent to the quarter, if any. For a detailed description of the Company’s and the Operating Company’s dividend policy, see Note 7—Stockholders’ Equity—Cash Dividends in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

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

The following table presents information regarding cash dividends paid during the periods presented (in thousands, except for per share amounts):

	Distributions
	(In thousands, except share amounts)
Period	Amount per Operating Company Unit	Operating Company Distributions to Diamondback	Amount per Common Share	Common Stockholders(1)(2)	Declaration Date	Stockholder Record Date	Payment Date
2024
Q4 2023	$0.69	$62,590	$0.56	$48,337	February 15, 2024	March 5, 2024	March 12, 2024
Q1 2024	$0.70	$59,803	$0.59	$54,077	April 25, 2024	May 15, 2024	May 22, 2024
Q2 2024	$0.76	$64,927	$0.64	$58,669	August 1, 2024	August 15, 2024	August 22, 2024
2023
Q4 2022	$0.54	$48,983	$0.49	$35,683	February 15, 2023	March 3, 2023	March 10, 2023
Q1 2023	$0.42	$38,097	$0.33	$23,797	April 26, 2023	May 11, 2023	May 18, 2023
Q2 2023	$0.44	$39,912	$0.36	$25,563	July 25, 2023	August 10, 2023	August 17, 2023

Viper Energy, Inc.
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
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

Change in Ownership of Consolidated Subsidiaries

Non-controlling interest in the accompanying condensed consolidated financial statements represents Diamondback’s ownership in the net assets of the Operating Company. Diamondback’s relative ownership interest in the Operating Company can change due to its purchase or sale of the Company’s Common Stock, the Company’s public offerings of shares of Class A Common Stock, issuance of shares of Class A Common Stock or Operating Company units for acquisitions, share-based compensation, repurchases of shares of Class A Common Stock and distribution equivalent rights paid on the Company’s Class A Common Stock. These changes in ownership percentage result in adjustments to non-controlling interest and stockholders’ equity, tax effected, but do not impact earnings.

The following table summarizes the changes in stockholders’ equity due to changes in ownership interest during the period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Net income (loss) attributable to the Company	$48,917	$78,599	$149,178	$143,116
Change in ownership of consolidated subsidiaries	(155,839)	3,469	(79,485)	31,667
Change from net income (loss) attributable to the Company's stockholders and transfers with non-controlling interest	$(106,922)	$82,068	$69,693	$174,783

8.    EARNINGS PER COMMON SHARE

The net income (loss) per common share on the condensed consolidated statements of operations is based on the net income (loss) attributable to the Company’s Class A Common Stock or common units for the three and nine months ended September 30, 2024 and 2023, respectively.

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

Viper Energy, Inc.
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
A reconciliation of the components of basic and diluted earnings per common share is presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands, except per share amounts)
Net income (loss) attributable to the period	$48,917	$78,599	$149,178	$143,116
Less: distributed and undistributed earnings allocated to participating securities(1)	123	146	295	263
Net income (loss) attributable to common stockholders	$48,794	$78,453	$148,883	$142,853
Weighted average common shares outstanding:
Basic weighted average common shares outstanding	93,695	70,925	90,895	71,803
Effect of dilutive securities:
Potential common shares issuable(2)	52	—	94	—
Diluted weighted average common shares outstanding	93,747	70,925	90,989	71,803
Net income (loss) per common share, basic	$0.52	$1.11	$1.64	$1.99
Net income (loss) per common share, diluted	$0.52	$1.11	$1.64	$1.99
(1)    Unvested restricted stock units and performance restricted stock units that contain non-forfeitable distribution equivalent rights are considered participating securities and are therefore included in the earnings per share calculation pursuant to the two-class method.
(2)    For the three and nine months ended September 30, 2024 and 2023, there were no other significant potential common shares excluded from the computation of diluted earnings per common share.

9.    INCOME TAXES

The following table provides the Company’s provision for (benefit from) income taxes and the effective income tax rate for the dates indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands, except for tax rate)
Provision for (benefit from) income taxes	$17,194	$21,879	$42,729	$39,735
Effective tax rate	13.6%	9.6%	11.4%	9.6%

The Company’s effective income tax rates for the three and nine months ended September 30, 2024 and 2023 differed from the amounts computed by applying the United States federal statutory tax rate to pre-tax income for the periods primarily due to net income attributable to the non-controlling interest.

As of September 30, 2024 and 2023, the Company maintained a partial valuation allowance against its deferred tax assets considered not more likely than not to be realized, based on its assessment of all available evidence, both positive and negative as required by applicable accounting standards. In March 2024, Diamondback converted approximately 5.28 million shares of the Company’s Class B Common Stock along with 5.28 million Operating Company units into an equivalent number of shares of Class A Common Stock. In connection with this transaction, the Company recognized a $28.2 million increase in its deferred tax asset and a $10.8 million increase in its valuation allowance through additional paid-in capital.

The Company incurred no excise tax on repurchases of Class A Common Stock during the three and nine months ended September 30, 2024 and an immaterial amount of excise tax for the three and nine months ended September 30, 2023.

Viper Energy, Inc.
Notes to the Condensed Consolidated Financial Statements - (Continued)
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

Commodity Contracts

The Company historically has used fixed price swap contracts, fixed price basis swap contracts and costless collars with corresponding put and call options to reduce price volatility associated with certain of its royalty income. At September 30, 2024, the Company has put options, costless collars and fixed price basis swaps outstanding.

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

As of September 30, 2024, the Company had the following outstanding derivative contracts. When aggregating multiple contracts, the weighted average contract price is disclosed.

					Swaps	Collars		Puts
Settlement Month	Settlement Year	Type of Contract	Bbls/MMBtu Per Day	Index	Weighted Average Differential	Weighted Average Floor Price	Weighted Average Ceiling Price	Strike Price	Deferred Premium
OIL
Oct. - Dec.	2024	Puts	16,000	WTI Cushing	$—	$—	$—	$55.00	$(1.70)
Oct. - Dec.	2024	Costless Collar	4,000	WTI Cushing	$—	$55.00	$93.66	$—	$—
Jan. - Mar.	2025	Puts	20,000	WTI Cushing	$—	$—	$—	$55.00	$(1.62)
Apr. - Jun.	2025	Puts	20,000	WTI Cushing	$—	$—	$—	$55.00	$(1.61)
NATURAL GAS
Oct. - Dec.	2024	Basis Swaps	30,000	Waha Hub	$(1.20)	$—	$—	$—	$—
Jan. - Dec.	2025	Basis Swaps	40,000	Waha Hub	$(0.68)	$—	$—	$—	$—
Jan. - Dec.	2025	Costless Collar	40,000	Henry Hub	$—	$2.50	$4.85	$—	$—

Viper Energy, Inc.
Notes to the Condensed Consolidated Financial Statements - (Continued)
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

Gains and Losses on Derivative Instruments

The following table summarizes the gains and losses on derivative instruments included in the condensed consolidated statements of operations and the net cash receipts (payments) on derivatives for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Gain (loss) on derivative instruments	$7,410	$(2,988)	$5,264	$(30,685)
Net cash receipts (payments) on derivatives	$187	$(3,807)	$(2,038)	$(10,019)

11.    FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As discussed in Note 11—Fair Value Measurements in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, certain assets and liabilities are reported at fair value on a recurring basis on the Company’s condensed consolidated balance sheets, including the Company’s derivative instruments and the 2026 WTI Contingent Liability. The 2026 WTI Contingent Liability is recorded in “Other long-term liabilities” on the Company’s condensed consolidated balance sheet at September 30, 2024, with the change in fair value being recognized in “Gain (loss) on derivative instruments, net” on the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2024.

The fair values of the Company’s derivative contracts are measured internally using established commodity futures price strips for the underlying commodity provided by a reputable third party, the contracted notional volumes, and time to maturity. The net amounts are classified as current or noncurrent based on their anticipated settlement dates. The fair value of the 2026 WTI Contingent Liability is estimated using observable market data and a Monte Carlo pricing model, which are considered Level 2 inputs in the fair value hierarchy.

Viper Energy, Inc.
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
The following table provides (i) fair value measurement information for financial assets and liabilities measured at fair value on a recurring basis, (ii) the gross amounts of recognized derivative assets and liabilities, (iii) the amounts offset under master netting arrangements with counterparties, and (iv) the resulting net amounts presented in the Company’s condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023:

	As of September 30, 2024
	Level 1	Level 2	Level 3	Total Gross Fair Value	Gross Amounts Offset in Balance Sheet	Net Fair Value Presented in Balance Sheet
	(In thousands)
Assets:
Current:
Derivative instruments	$—	$12,585	$—	$12,585	$(9,790)	$2,795
Non-current:
Derivative instruments	$—	$3,704	$—	$3,704	$(977)	$2,727
Liabilities:
Current:
Derivative instruments	$—	$10,691	$—	$10,691	$(9,790)	$901
Non-current:
Derivative instruments	$—	$977	$—	$977	$(977)	$—
2026 WTI Contingent Liability	$—	$4,789	$—	$4,789	$—	$4,789

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total Gross Fair Value	Gross Amounts Offset in Balance Sheet	Net Fair Value Presented in Balance Sheet
	(In thousands)
Assets:
Current:
Derivative instruments	$—	$7,040	$—	$7,040	$(6,682)	$358
Non-current:
Derivative instruments	$—	$1,269	$—	$1,269	$(1,177)	$92
Liabilities:
Current:
Derivative instruments	$—	$9,643	$—	$9,643	$(6,682)	$2,961
Non-current:
Derivative instruments	$—	$1,378	$—	$1,378	$(1,177)	$201

Viper Energy, Inc.
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
Assets and Liabilities Not Recorded at Fair Value

The following table provides the fair value of financial instruments that are not recorded at fair value in the condensed consolidated balance sheets:

	September 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Debt:
Revolving credit facility	$—	$—	$263,000	$263,000
5.375% senior unsecured notes due 2027(1)	$426,770	$429,033	$425,949	$422,122
7.375% senior unsecured notes due 2031(1)	$394,735	$422,000	$394,133	$418,408
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

Fair Value of Financial Assets

The Company has other financial instruments consisting of cash and cash equivalents, royalty income receivable, income tax receivable, funds held in escrow, prepaid expenses and other current assets, accounts payable, accrued liabilities and income taxes payable. The carrying value of these instruments approximate their fair value because of the short-term nature of the instruments.

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

Viper Energy, Inc.
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
13.    SUBSEQUENT EVENTS

TWR Acquisition

On October 1, 2024, the Company and the Operating Company acquired all of the issued and outstanding equity interests in TWR IV, LLC and TWR IV SellCo, LLC from Tumbleweed Royalty IV, LLC (“TWR IV”) and TWR IV SellCo Parent, LLC (the “TWR Acquisition”), pursuant to a definitive purchase and sale agreement for consideration consisting of approximately (i) $458.9 million in cash, subject to transaction costs and customary post-closing adjustments, (ii) 10.09 million Operating Company units to TWR IV, (iii) an option (the “TWR Class B Option”) granted to TWR IV to acquire up to 10.09 million shares of the Company’s Class B Common Stock, and (iv) contingent cash consideration of up to $41.0 million, payable in January of 2026, based on the WTI 2025 Average. The contingent cash consideration payment will be (i) $16.4 million if the WTI 2025 Average is between $60.00 and $65.00, (ii) $24.6 million if the WTI 2025 Average is between $65.00 and $75.00, or (iii) $41.0 million if the WTI 2025 Average is greater than $75.00.

TWR IV can exchange some or all of the Operating Company units received for an equal number of shares of Class A Common Stock upon expiration of a six month lockup period, and any Operating Company units so exchanged will reduce the number of shares of Class B Common Stock subject to the TWR Class B Option. The mineral and royalty interests acquired in the TWR Acquisition represent approximately 3,067 net royalty acres located primarily in the Permian Basin. The Company funded the cash consideration through a combination of cash on hand, borrowings under the Operating Company’s revolving credit facility and proceeds from the 2024 Equity Offering.

Following the completion of the TWR Acquisition, as of October 1, 2024, Viper Energy, Inc. owned approximately 52% of the Operating Company units and remained the managing member of the Operating Company.

Cash Dividend

On October 31, 2024, the board of directors of the Company approved a cash dividend for the third quarter of 2024 of $0.61 per share of Class A Common Stock and $0.73 per Operating Company unit, in each case, payable on November 21, 2024, to holders of record at the close of business on November 14, 2024. The dividend on Class A Common Stock consists of a base quarterly dividend of $0.30 per share and a variable quarterly dividend of $0.31 per share. The dividend declared on the Operating Company units gives effect to the Operating Company units issued to TWR IV on October 1, 2024, as discussed above.

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

Recent Developments

TWR Acquisition

On October 1, 2024, we completed the TWR Acquisition for approximately $458.9 million in cash and 10.09 million Operating Company units, subject to transaction costs and customary post-closing adjustments. Additionally, up to $41.0 million in contingent consideration may be payable in January of 2026 based on the WTI 2025 Average. The mineral and royalty interests acquired in the TWR Acquisition represent approximately 3,067 net royalty acres located primarily in the Permian Basin. See Note 13—Subsequent Events of the notes to the condensed consolidated financial statements for further details.

2024 Equity Offering

On September 13, 2024, we completed an underwritten public offering of approximately 11.50 million shares of our Class A Common Stock, which included 1.50 million shares issued pursuant to an option to purchase additional shares of Class A Common Stock granted to the underwriters, at a price to the public of $42.50 per share for total net proceeds of approximately $475.9 million, after the underwriters’ discount and transaction costs.

Q3 2024 Acquisitions

On September 3, 2024, we completed the Q Acquisition, which consisted of approximately 406 net royalty acres primarily in the Permian Basin for a purchase price of $113.6 million in cash, subject to transaction costs and customary post-closing adjustments, and contingent cash consideration of up to $5.4 million payable in January of 2026.

On September 3, 2024, we completed the M Acquisition, which consisted of approximately 267 net royalty acres primarily in the Permian Basin for a purchase price of $75.8 million in cash, subject to transaction costs and customary post-closing adjustments, and contingent cash consideration of up to $3.6 million payable in January of 2026.

See Note 4—Acquisitions and Divestitures of the notes to the condensed consolidated financial statements for further discussion of the acquisitions.

After giving effect to the Q Acquisition and M Acquisition (collectively, the “Q&M Acquisitions”) and the recently completed TWR Acquisition (together with the Q&M Acquisitions, the “Tumbleweed Acquisitions”), our footprint of mineral and royalty interests totals approximately 35,634 net royalty acres, approximately 54% of which are operated by Diamondback.

Cash Dividend Update

On August 1, 2024, our board of directors approved increasing our annual base dividend to $1.20 per share of Class A Common Stock beginning with our dividend payable for the second quarter of 2024. On October 31, 2024, we declared a combined base and variable cash dividend of $0.61 per share of Class A Common Stock and $0.73 per Operating Company unit payable in the fourth quarter of 2024. The dividend declared on the Operating Company units gives effect to the Operating Company units issued to TWR IV on October 1, 2024, as discussed above.

Commodity Prices

Prices for oil, natural gas and natural gas liquids are determined primarily by prevailing market conditions. Regional and worldwide economic activity, extreme weather conditions and other substantially variable factors influence market conditions for these products. These factors are beyond our control and are difficult to predict. OPEC and its non-OPEC allies, known collectively as OPEC+, continue to meet regularly to evaluate the state of global oil supply, demand and inventory levels and can heavily influence volatility in oil prices. During the nine months ended 2024 and 2023, WTI prices averaged $77.61 and $77.28 per Bbl, respectively, and Henry Hub prices averaged $2.22 and $2.58 per MMBtu, respectively.

For additional information around risks related to commodity prices, see Part II. Item 3. Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risk.

Guidance

We increased our production guidance for full year 2024 to give effect to the impact of acquisitions in the second half of the year. The following table presents our current estimates of certain financial and operating results for the full year, as well as production and cash tax guidance for the fourth quarter of 2024. These estimates assume no additional acquisitions or divestitures in 2024.

2024 Guidance
Q4 2024 net production - MBO/d	29.25 - 29.75
Q4 2024 net production - MBOE/d	52.50 - 53.00
Full year 2024 net production - MBO/d	27.00 - 27.25
Full year 2024 net production - MBOE/d	48.75 - 49.25

Costs ($/BOE)
Depletion	$11.50 - $12.00
Cash general and administrative expenses	$0.80 - $1.00
Non-cash share-based compensation	$0.10 - $0.20
Interest expense	$4.00 - $4.25

Production and ad valorem taxes (% of revenue)	~7%
Cash tax rate (% of pre-tax income attributable to Viper Energy, Inc.)	20% - 22%
Q4 2024 cash taxes (In millions)(1)	$13.0 - $18.0
(1)Attributable to Viper Energy, Inc.

Production and Operational Update

There are currently 60 rigs operating on our mineral and royalty acreage, seven of which are operated by Diamondback. We continue to see strong activity levels across our acreage position and benefit from Diamondback’s continued large-scale development of our high concentration royalty acreage.

The following table summarizes our gross well information as of October 1, 2024, after giving effect to the Tumbleweed Acquisitions:

	Diamondback Operated	Third Party Operated	Total
Horizontal wells turned to production(1):
Gross wells	81	249	330
Net 100% royalty interest wells	4.1	2.7	6.8
Average percent net royalty interest	5.1%	1.1%	2.1%

Horizontal producing well count:
Gross wells	2,755	7,969	10,724
Net 100% royalty interest wells	150.1	102.0	252.1
Average percent net royalty interest	5.4%	1.3%	2.4%

Horizontal active development well count(2):
Gross wells	179	624	803
Net 100% royalty interest wells	10.4	7.3	17.7
Average percent net royalty interest	5.8%	1.2%	2.2%

Line of sight wells(3):
Gross wells	266	859	1,125
Net 100% royalty interest wells	8.6	13.4	22.0
Average percent net royalty interest	3.2%	1.6%	2.0%
(1) Average lateral length of 11,866.
(2) The total 803 gross wells currently in the process of active development are those wells that have been spud and are expected to be turned to production within approximately the next six to eight months.
(3) The total 1,125 gross line-of-sight wells are those that are not currently in the process of active development, but for which we have reason to believe that they will be turned to production within approximately the next 15 to 18 months. The expected timing of these line-of-sight wells is based primarily on permitting by third party operators or Diamondback’s current expected completion schedule. Existing permits or active development of our royalty acreage does not ensure that those wells will be turned to production given the volatility in oil prices.

Comparison of the Three Months Ended September 30, 2024 and June 30, 2024

Results of Operations

The following table summarizes our income and expenses for the periods indicated:

	Three Months Ended
	September 30, 2024	June 30, 2024
	(In thousands)
Operating income:
Oil income	$186,750	$194,335
Natural gas income	823	1,143
Natural gas liquids income	20,585	20,008
Royalty income	208,158	215,486
Lease bonus income—related party	107	—
Lease bonus income	1,143	1,096
Other operating income	180	126
Total operating income	209,588	216,708
Costs and expenses:
Production and ad valorem taxes	15,113	15,201
Depletion	54,528	48,360
General and administrative expenses—related party	2,569	2,436
General and administrative expenses	2,046	2,019
Other operating expense	(236)	139
Total costs and expenses	74,020	68,155
Income (loss) from operations	135,568	148,553
Other income (expense):
Interest expense, net	(16,739)	(18,667)
Gain (loss) on derivative instruments, net	7,410	5,346
Total other expense, net	(9,329)	(13,321)
Income (loss) before income taxes	126,239	135,232
Provision for (benefit from) income taxes	17,194	13,006
Net income (loss)	109,045	122,226
Net income (loss) attributable to non-controlling interest	60,128	65,325
Net income (loss) attributable to Viper Energy, Inc.	$48,917	$56,901

The following table summarizes our production data, average sales prices and average costs for the periods indicated:

	Three Months Ended
	September 30, 2024	June 30, 2024
Production data:
Oil (MBbls)	2,482	2,398
Natural gas (MMcf)	6,150	5,631
Natural gas liquids (MBbls)	1,035	983
Combined volumes (MBOE)(1)	4,542	4,320

Average daily oil volumes (BO/d)	26,978	26,352
Average daily combined volumes (BOE/d)	49,370	47,473

Average sales prices:
Oil ($/Bbl)	$75.24	$81.04
Natural gas ($/Mcf)	$0.13	$0.20
Natural gas liquids ($/Bbl)	$19.89	$20.35
Combined ($/BOE)(2)	$45.83	$49.88

Oil, hedged ($/Bbl)(3)	$74.27	$80.24
Natural gas, hedged ($/Mcf)(3)	$0.56	$0.64
Natural gas liquids ($/Bbl)(3)	$19.89	$20.35
Combined price, hedged ($/BOE)(3)	$45.87	$50.00

Average costs ($/BOE):
Production and ad valorem taxes	$3.33	$3.52
General and administrative - cash component	0.83	0.84
Total operating expense - cash	$4.16	$4.36

General and administrative - non-cash stock compensation expense	$0.19	$0.19
Interest expense, net	$3.69	$4.32
Depletion	$12.01	$11.19
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

Royalty income decreased by $7.3 million during the third quarter of 2024 compared to the second quarter of 2024. This net decrease consisted of a $15.3 million reduction attributable to lower average oil, natural gas and natural gas liquids prices received for our production during the third quarter of 2024 compared to the second quarter of 2024, partially offset by an increase of $8.0 million attributable to the 5% growth in production volumes.

Approximately 15% of the overall increase in production is attributable to the GRP Acquisition and approximately 11% is attributable to the Q&M Acquisitions. The remainder of the growth is from new wells added between periods.

Production and Ad Valorem Taxes

The following table presents production and ad valorem taxes for the periods indicated:

	Three Months Ended
	September 30, 2024			June 30, 2024
	Amount (In thousands)	Per BOE	Percentage of Royalty Income	Amount (In thousands)	Per BOE	Percentage of Royalty Income
Production taxes	$10,351	$2.28	5.0%	$10,597	$2.45	5.0%
Ad valorem taxes	4,762	1.05	2.3	4,604	1.07	2.1
Total production and ad valorem taxes	$15,113	$3.33	7.3%	$15,201	$3.52	7.1%

In general, production taxes are directly related to production revenues and are based upon current year commodity prices. Production taxes as a percentage of royalty income for the third quarter of 2024 were relatively consistent with the second quarter of 2024.

Ad valorem taxes are based, among other factors, on property values driven by prior year commodity prices. Ad valorem taxes in total and per BOE for the third quarter of 2024 were relatively consistent with the second quarter of 2024.

Depletion

The increase in depletion expense of $6.2 million for the third quarter of 2024 compared to the second quarter of 2024 consists primarily of (i) $3.7 million due to an increase in the depletion rate to $12.01 per BOE for the third quarter of 2024, resulting primarily from the addition of higher values of proved reserves from the Q&M Acquisitions compared to $11.19 per BOE for the second quarter of 2024, and (ii) $2.5 million from growth in production volumes.

Derivative Instruments

The following table shows the net gain (loss) on derivative instruments and the net cash receipts (payments) on derivatives for the periods presented:

	Three Months Ended
	September 30, 2024	June 30, 2024
	(In thousands)
Gain (loss) on derivative instruments	$7,410	$5,346
Net cash receipts (payments) on derivatives	$187	$529

See Note 10—Derivatives of the notes to the condensed consolidated financial statements for additional discussion of our open contracts at September 30, 2024.

Provision for (Benefit from) Income Taxes

The $4.2 million increase in income tax expense for the third quarter of 2024 compared to the second quarter of 2024 primarily resulted from additional income before income taxes being attributed to Viper Energy, Inc. in the third quarter of 2024 due to higher ownership interest in the Operating Company following the completion of the 2024 Equity Offering. See Note 9—Income Taxes of the notes to the condensed consolidated financial statements for further discussion of income tax expense.

Net Income (Loss) Attributable to Non-controlling Interest

The $5.2 million decrease in net income attributable to non-controlling interest for the third quarter of 2024 compared to the second quarter of 2024 is primarily due to (i) a decrease in net income, (ii) a decrease in Diamondback’s ownership of our common stock in the first quarter of 2024 following the completion of the Diamondback Offering, and (iii) a decrease in Diamondback’s ownership of our common stock in the third quarter of 2024 following the completion of the 2024 Equity Offering.

Comparison of the Nine Months Ended September 30, 2024 and 2023

Results of Operations

The following table summarizes our income and expenses for the periods indicated:

	Nine Months Ended September 30,
	2024	2023
	(In thousands)
Operating income:
Oil income	$558,203	$443,927
Natural gas income	8,763	22,974
Natural gas liquids income	61,745	47,995
Royalty income	628,711	514,896
Lease bonus income—related party	227	105,585
Lease bonus income	2,289	1,730
Other operating income	461	774
Total operating income	631,688	622,985
Costs and expenses:
Production and ad valorem taxes	44,720	37,794
Depletion	149,821	101,331
General and administrative expenses—related party	7,391	2,772
General and administrative expenses	6,712	3,880
Other operating expense	(3)	—
Total costs and expenses	208,641	145,777
Income (loss) from operations	423,047	477,208
Other income (expense):
Interest expense, net	(54,736)	(31,636)
Gain (loss) on derivative instruments, net	5,264	(30,685)
Other income, net	—	258
Total other expense, net	(49,472)	(62,063)
Income (loss) before income taxes	373,575	415,145
Provision for (benefit from) income taxes	42,729	39,735
Net income (loss)	330,846	375,410
Net income (loss) attributable to non-controlling interest	181,668	232,294
Net income (loss) attributable to Viper Energy, Inc.	$149,178	$143,116

The following table summarizes our production data, average sales prices and average costs for the periods indicated:

	Nine Months Ended September 30,
	2024	2023
Production data:
Oil (MBbls)	7,192	5,771
Natural gas (MMcf)	17,370	13,809
Natural gas liquids (MBbls)	2,972	2,224
Combined volumes (MBOE)(1)	13,059	10,297

Average daily oil volumes (BO/d)	26,248	21,139
Average daily combined volumes (BOE/d)	47,661	37,718

Average sales prices:
Oil ($/Bbl)	$77.61	$76.92
Natural gas ($/Mcf)	$0.50	$1.66
Natural gas liquids ($/Bbl)	$20.78	$21.58
Combined ($/BOE)(2)	$48.14	$50.00

Oil, hedged ($/Bbl)(3)	$76.70	$75.85
Natural gas, hedged ($/Mcf)(3)	$0.77	$1.39
Natural gas liquids ($/Bbl)(3)	$20.78	$21.58
Combined price, hedged ($/BOE)(3)	$47.99	$49.03

Average costs ($/BOE):
Production and ad valorem taxes	$3.42	$3.67
General and administrative - cash component	0.91	0.55
Total operating expense - cash	$4.33	$4.22

General and administrative - non-cash stock compensation expense	$0.17	$0.10
Interest expense, net	$4.19	$3.07
Depletion	$11.47	$9.84
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

Royalty income increased $113.8 million during the nine months ended September 30, 2024 compared to the same period in 2023. This net increase consisted of an additional $131.4 million in royalty income from the 27% growth in production, partially offset by a decrease of $17.6 million due to lower average natural gas and natural gas liquids prices received for our production during 2024 compared to the same period in 2023.

Approximately 85% of the overall increase in production is attributable to the GRP Acquisition, approximately 6% is attributable to the Drop Down and approximately 1% is attributable to the Q&M Acquisitions. The remainder of the growth comes from new wells added between periods.

Lease Bonus Income—Related Party

Lease bonus income from Diamondback decreased by $105.4 million due to receiving payment for three new leases covering approximately 85 acres in Martin County Texas, for the nine months ended September 30, 2024, compared to receiving payment for five new leases and two lease extensions covering approximately 13,341 acres in Martin, Midland, Pecos and Wheeler Counties, Texas, during the same period in 2023. See Note 2—Summary of Significant Accounting Policies of the notes to the condensed consolidated financial statements for further details.

Production and Ad Valorem Taxes

The following table presents production and ad valorem taxes for the periods indicated:

	Nine Months Ended September 30,
	2024			2023
	Amount (In thousands)	Per BOE	Percentage of Royalty Income	Amount (In thousands)	Per BOE	Percentage of Royalty Income
Production taxes	$31,292	$2.40	5.0%	$25,876	$2.51	5.0%
Ad valorem taxes	13,428	1.02	2.1	11,918	1.16	2.3
Total production and ad valorem taxes	$44,720	$3.42	7.1%	$37,794	$3.67	7.3%

In general, production taxes are directly related to production revenues and are based upon current year commodity prices. Production taxes as a percentage of royalty income for the nine months ended September 30, 2024 remained consistent with the same period in 2023.

Ad valorem taxes are based, among other factors, on property values driven by prior year commodity prices. Ad valorem taxes for the nine months ended September 30, 2024 as compared to the same period in 2023 increased by $1.5 million primarily due to an increase in the expected ad valorem tax rates for 2024 compared to the expected rates in the third quarter of 2023.

Depletion

The increase in depletion expense of $48.5 million for the nine months ended September 30, 2024 compared to the same period in 2023 consisted primarily of (i) $27.2 million from growth in production volumes, and (ii) $21.3 million due to an increase in the depletion rate to $11.47 per BOE for the nine months ended September 30, 2024, resulting primarily from the addition of leasehold costs and reserves from the GRP Acquisition and the Q&M Acquisitions compared to $9.84 per BOE for the same period in 2023.

General and Administrative Expenses

The following table shows general and administrative expenses for the periods presented:

	Nine Months Ended September 30,
	2024	2023
	(In thousands, except per BOE amounts)
General and administrative expenses—related party	$7,391	$2,772
General and administrative expenses	6,712	3,880
General and administrative expenses	$14,103	$6,652

General and administrative expenses ($ per BOE)	$1.08	$0.65

The $7.5 million increase in general and administrative expenses for the nine months ended September 30, 2024 compared to the same period in 2023 consists of (i) a $4.6 million increase in expenses billed by Diamondback as discussed below, (ii) approximately $1.9 million in legal expenses primarily related to the Diamondback Offering, and (iii) other individually insignificant changes.

Prior to 2024, we reimbursed Diamondback a flat quarterly fee for management and administrative services provided to us by Diamondback. Beginning in 2024, Diamondback began billing us for estimated actual salary and benefit costs incurred for services provided to us by seconded employees under the Services and Secondment Agreement during the quarter.

Derivative Instruments

The following table shows the net gain (loss) on derivative instruments and the net cash receipts (payments) on derivatives for the periods presented:

	Nine Months Ended September 30,
	2024	2023
	(In thousands)
Gain (loss) on derivative instruments	$5,264	$(30,685)
Net cash receipts (payments) on derivatives	$(2,038)	$(10,019)

The change to a gain on derivative instruments from a loss on derivative instruments for the nine months ended September 30, 2024 compared to the same period in 2023 is primarily due to an increase in the differential between prices for Waha Hub and Henry Hub resulting in a gain on our natural gas basis swaps in the nine months ended September 30, 2024 compared to a loss in 2023. See Note 10—Derivatives of the notes to the condensed consolidated financial statements for additional discussion of our open contracts at September 30, 2024.

Provision for (Benefit from) Income Taxes

The $3.0 million increase in income tax expense for the nine months ended September 30, 2024 compared to the same period in 2023 primarily resulted from additional income before income taxes being attributed to Viper Energy, Inc. in the third quarter of 2024 due to higher ownership interest in the Operating Company following the completion of the 2024 Equity Offering. See Note 9—Income Taxes of the notes to the condensed consolidated financial statements for further discussion of income tax expense.

Net Income (Loss) Attributable to Non-controlling Interest

The $50.6 million decrease in net income attributable to non-controlling interest for the nine months ended September 30, 2024 compared to the same period in 2023 is primarily due to (i) a decrease in net income, (ii) a decrease in Diamondback’s ownership of our common stock in the first quarter of 2024 following the completion of the Diamondback Offering, and (iii) a decrease in Diamondback’s ownership of our common stock in the third quarter of 2024 following the completion of the 2024 Equity Offering.

Liquidity and Capital Resources

Overview of Sources and Uses of Cash

As we pursue our business and financial strategy, we regularly consider which capital resources, including cash flow, equity and debt financings are available to meet our future financial obligations and liquidity requirements. Our future ability to grow proved reserves will be highly dependent on the capital resources available to us. Our primary sources of liquidity have been cash flows from operations, proceeds from sales of non-core assets, equity and debt offerings and borrowings under the Operating Company’s revolving credit facility. Our primary uses of cash have been dividends to our stockholders, Operating Company distributions to the holders of Operating Company units, repayments of debt, capital expenditures for the acquisition of our mineral and royalty interests in oil and natural gas properties, including the Tumbleweed Acquisitions and repurchases of our Class A Common Stock. At September 30, 2024, we had approximately $1.0 billion of liquidity consisting of $168.6 million in cash and cash equivalents and $850.0 million available under the Operating Company’s revolving credit facility. See further discussion of changes in our sources of cash in “—Capital Resources” below.

Our working capital requirements are supported by our cash and cash equivalents and the Operating Company’s revolving credit facility. We may draw on the Operating Company’s revolving credit facility to meet short-term cash requirements, or issue debt or equity securities as part of our longer-term liquidity and capital management program. Because of the alternatives available to us as discussed above, we believe that our short-term and long-term liquidity are adequate to fund not only our current operations, but also our near-term and long-term funding requirements including future acquisitions of mineral and royalty interests, dividends, debt service obligations, repayment of debt maturities, repurchases of our Class A Common Stock and one or more series of the Notes and any amounts that may ultimately be paid in connection with contingencies.

In order to mitigate volatility in oil and natural gas prices, we have entered into commodity derivative contracts as discussed further in Part II. Item 3. Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risk.

Continued prolonged volatility in the capital, financial and/or credit markets due to the war in Ukraine, the Israel-Hamas war and other conflicts in the Middle East, and/or adverse macroeconomic conditions, including higher interest rates, global supply chain disruptions and actions taken by OPEC members and other exporting nations may limit our access to, or increase our cost of, capital or make capital unavailable on terms acceptable to us or at all. Although we expect that our sources of funding will be adequate to fund our short-term and long-term liquidity requirements, we cannot assure you that the needed capital will be available on acceptable terms or at all.

Cash Flows

The following table presents our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2024	2023
	(In thousands)
Cash flow data:
Net cash provided by (used in) operating activities	$461,700	$492,397
Net cash provided by (used in) investing activities	(183,378)	(176,749)
Net cash provided by (used in) financing activities	(135,542)	(187,013)
Net increase (decrease) in cash and cash equivalents	$142,780	$128,635

Operating Activities

Our operating cash flow is sensitive to many variables, the most significant of which are the volatility of prices for oil and natural gas and the volumes of oil and natural gas sold by our producers. The decrease in net cash provided by operating activities during the nine months ended September 30, 2024 compared to the same period in 2023 was primarily driven by (i) a reduction in related party lease bonus income, (ii) an increase in cash paid for interest expense due to the issuance of our 7.375% Senior unsecured notes due 2031 in the fourth quarter of 2023, (iii) an increase in cash paid for taxes, and (iv) an increase in cash costs for production and ad valorem taxes and payments to Diamondback related to the change in reimbursement methodology under the Services and Secondment Agreement. These decreases in cash flow were offset by (i) an increase in royalty income, (ii) a decrease in cash paid for derivatives, and (iii) other changes in our working capital accounts. See “—Results of Operations” for discussion of significant changes in our revenues and expenses.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2024 primarily related to the Q&M Acquisitions and acquisitions of oil and natural gas interests from third parties, partially offset by proceeds from the divestiture of our non-Permian assets.

Net cash used in investing activities during the nine months ended September 30, 2023 primarily related to acquisitions of oil and natural gas interests from third parties and in the Drop Down.

Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2024 was primarily attributable to $348.4 million of dividends paid to stockholders and net repayments of $263.0 million on the Operating Company’s revolving credit facility, offset by proceeds of $475.9 million from the 2024 Equity Offering.

Net cash used in financing activities during the nine months ended September 30, 2023 primarily resulted from distributions of $212.1 million and common unit repurchases of $67.2 million. These cash outflows were partially offset by net borrowings of $98.0 million under the Operating Company’s revolving credit facility.

Capital Resources

The Operating Company’s Revolving Credit Facility

At September 30, 2024, the Operating Company’s credit facility, which matures on September 22, 2028, had an elected commitment amount of $850.0 million, with no outstanding borrowings and $850.0 million of availability. See Note 6—Debt of the notes to the condensed consolidated financial statements included elsewhere in this report for additional discussion of our outstanding debt at September 30, 2024.

On October 1, 2024, we completed the TWR Acquisition as discussed in Note 13—Subsequent Events of the notes to the condensed consolidated financial statements. Approximately $280.0 million of the cash consideration for this transaction was funded through borrowings under the Operating Company’s credit facility, reducing the amount that remained available for future borrowings under this facility to $570.0 million as of October 1, 2024.

Capital Requirements

Repurchases of Securities

Under our current common stock repurchase program, the board of directors has authorized us to acquire up to $750.0 million of our Class A Common Stock, excluding excise tax. As of September 30, 2024, $434.2 million remains available for use to repurchase shares under this repurchase program.

We may also from time to time opportunistically repurchase some of the outstanding Notes in open market purchases or in privately negotiated transactions.

Cash Dividends

The Operating Company will pay a cash distribution for the third quarter of 2024 in accordance with its distribution policy of 0.73 per Operating Company unit on November 21, 2024 to eligible holders of record at the close of business on November 14, 2024. The dividend declared on the Operating Company units gives effect to the Operating Company units issued to TWR IV on October 1, 2024, as discussed above in “—Recent Developments”.

We will pay a cash dividend for the third quarter of 2024 in accordance with our dividend policy of $0.61 per share of Class A Common Stock on November 21, 2024 to eligible holders of record at the close of business on November 14, 2024. The dividend to stockholders consists of a base quarterly dividend of $0.30 per share of Class A Common Stock and a variable quarterly dividend of $0.31 per share of Class A Common Stock. Future base and variable dividends are at the discretion of the board of directors.

See Note 7—Stockholders' Equity of the notes to the condensed consolidated financial statements for further discussion of the repurchase program and dividends.

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

Commodity Price Risk

Our major market risk exposure is in the pricing applicable to the oil and natural gas production of our operators. Realized prices are driven primarily by the prevailing worldwide price for crude oil and prices for natural gas in the United States. Both crude oil and natural gas realized prices are also impacted by the quality of the product, supply and demand balances in local physical markets and the availability of transportation to demand centers. Pricing for oil and natural gas production has been historically volatile and unpredictable and the prices that our operators receive for production depend on many factors outside of our or their control, as discussed in Item 2. Liquidity and Capital Resources—Overview of Sources and Uses of Cash. We cannot predict events that may lead to future price volatility and the near term energy outlook remains subject to heightened levels of uncertainty.

We historically have used fixed price swap contracts, fixed price basis swap contracts and costless collars with corresponding put and call options to reduce price volatility associated with certain of our royalty income as discussed in Note 10—Derivatives of the notes to the condensed consolidated financial statements.

At September 30, 2024, we had a net asset derivative position related to our commodity price derivatives of $4.6 million. Utilizing actual derivative contractual volumes under our contracts as of September 30, 2024, a 10% increase in forward curves associated with the underlying commodity would have decreased the net asset position by $2.6 million to approximately $2.0 million, while a 10% decrease in forward curves associated with the underlying commodity would have increased the net asset derivative position by $5.0 million to approximately $9.6 million. However, certain cash derivative gains or losses may be partially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument.

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

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on our indebtedness under the Operating Company’s revolving credit facility. The terms of the credit facility provide for interest on borrowings at a floating rate equal to (i) term SOFR plus 0.10% (“Adjusted Term SOFR”), or (ii) an alternate base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.50%, and 1-month Adjusted Term SOFR plus 1.00%), in each case plus the applicable margin. The applicable margin ranges from 1.00% to 2.00% per annum in the case of the alternative base rate and from 2.00% to 3.00% per annum in the case of Adjusted Term SOFR, in each case depending on the amount of the loans outstanding in relation to the commitment, which is calculated using the least of the maximum credit amount, the aggregate elected commitment amount and the borrowing base. We are obligated to pay a quarterly commitment fee ranging from 0.375% to 0.500% per year on the unused portion of the commitment. As of September 30, 2024, we had no outstanding borrowings. During the three and nine months ended September 30, 2024, the weighted average interest rate on the Operating Company’s revolving credit facility was 7.51% and 7.52%, respectively.

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

As of September 30, 2024, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under our Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2024, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. Management’s assessment of, and conclusion on, the effectiveness of internal control over financial reporting did not include the internal controls of the entities acquired in the Q&M Acquisitions on September 3, 2024. Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. The Company is in the process of integrating the entities acquired in the Q&M Acquisitions and our internal controls over financial reporting. As a result of these integration activities, certain controls will be evaluated and may be changed. Except as noted above, there were no changes in our internal control over financial reporting that occurred during the third quarter of 2024 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

As of the date of this filing, we continue to be subject to the risk factors previously disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 22, 2024, and in subsequent filings we make with the SEC. Except as discussed below, there have been no material changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended December 31, 2023.

We may be unable to realize anticipated cash flows or other benefits from the Tumbleweed Acquisitions.

Our ability to achieve the anticipated benefits from the Tumbleweed Acquisitions will depend in part upon an assessment of several factors, including:

•recoverable reserves;
•future natural gas and oil prices and their appropriate differentials;

•existing and future production on the mineral and royalty acreage subject to the Tumbleweed Acquisitions and the operators’ plans with respect to such acreage;
•any title defects; and
•environmental and other regulatory, permitting and similar matters.

The accuracy of these assessments is inherently uncertain. In connection with these assessments, we have performed a review of the subject properties that we believe to be generally consistent with industry practices. Our review may not reveal all existing or potential problems or permit us to become sufficiently familiar with the assets to fully assess their deficiencies and potential recoverable reserves. Inspections will not always be performed on every well, and structural and environmental problems are not necessarily observable even when an inspection is undertaken. The integration process may be subject to delays or changed circumstances, and we can give no assurance that the acquired mineral and royalty interests will generate cash flow in accordance with our expectations. Significant acquisitions, including the Tumbleweed Acquisitions, and other strategic transactions may involve other risks that may cause our business to be adversely impacted, including:

•diversion of our management’s attention to evaluating and negotiating significant acquisitions and strategic transactions; and
•the failure to realize the full benefit that we expect in estimated proved reserves, production volume or other benefits anticipated from an acquisition, or to realize these benefits within the expected time frame.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

Our common share repurchase activity for the three months ended September 30, 2024 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(1)(2)
	(In thousands, except share amounts)
July 1, 2024 - July 31, 2024	—	$—	—	$434,161
August 1, 2024 - August 31, 2024	—	$—	—	$434,161
September 1, 2024 - September 30, 2024	—	$—	—	$434,161
Total	—	$—	—
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

ITEM 5.     OTHER INFORMATION

None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during our fiscal quarter ended September 30, 2024.

ITEM 6.     EXHIBITS

Exhibit Number	Description
2.1#
Purchase and Sale Agreement, dated as of September 11, 2024, by and among Tumbleweed Royalty IV, LLC and TWR IV SellCo Parent, LLC (collectively, as sellers), Viper Energy Partners LLC (as buyer) and Viper Energy, Inc. (as parent, and collectively with Viper Energy Partners LLC, as buyer parties) (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed by Viper Energy, Inc. with the SEC on September 11, 2024).

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

3.7+*	Third Amended and Restated Limited Liability Company Agreement of Viper Energy Partners LLC, dated as of October 1, 2024.
4.1
Second Amended and Restated Registration Rights Agreement, dated as of November 10, 2023, effective as of November 13, 2023, by and between Viper Energy Partners LP and Diamondback Energy, Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (File 001-36505) filed on November 13, 2023).

4.2
Registration Rights Agreement, dated as of October 1, 2024, by and between Viper Energy, Inc. and Tumbleweed Royalty IV, LLC, (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K (File 001-36505) filed on October 2, 2024).

4.3
Class B Common Stock Option Agreement, dated as of October 1, 2024, by and between Viper Energy, Inc., Viper Energy Partners LLC and Tumbleweed Royalty IV, LLC (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File 001-36505) filed on October 2, 2024).

4.4
Second Amended and Restated Exchange Agreement, dated October 1, 2024, by and among Viper Energy, Inc., Viper Energy Partners LLC, Diamondback E&P LLC, Diamondback Energy, Inc. and Tumbleweed Royalty IV, LLC (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (File 001-36505) filed on October 2, 2024).

4.5*
Third Supplemental Indenture, dated as of October 16, 2024, among King Snake Royalty LLC, Sidewinder Snake Royalty LLC, as the guaranteeing subsidiaries, Viper Energy, Inc., Viper Energy Partners LLC, Queen Snake Royalty LLC, Mamba Royalty LP, Moccasin Royalty LLC and Computershare Trust Company, National Association (successor to Wells Fargo Bank, National Association), as trustee under the indenture, dated as of October 16, 2019, providing for the issuance of 5.375% Senior Notes due 2027.

4.6*
Third Supplemental Indenture, dated as of October 16, 2024, among King Snake Royalty LLC, Sidewinder Snake Royalty LLC, as the guaranteeing subsidiaries, Viper Energy, Inc., Viper Energy Partners LLC, Queen Snake Royalty LLC, Mamba Royalty LP, Moccasin Royalty LLC and Computershare Trust Company, National Association (successor to Wells Fargo Bank, National Association), as trustee under the indenture, dated as of October 19, 2023, providing for the issuance of 7.375% Senior Notes due 2031.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

Exhibit Number	Description
32.1**
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
______________

#	Schedules (or similar attachments) have been omitted pursuant to Item 601(a)(5) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request.
+
This exhibit has been re-filed with the Securities and Exchange Commission to correct an inadvertent error in Exhibit A thereto and hereby supersedes and replaces Exhibit 3.1 filed with the Company’s Current Report on Form 8-K (File 001-36505) on October 2, 2024 in its entirety.

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

VIPER ENERGY, INC.

		By:	VIPER ENERGY, INC.

Date:	November 7, 2024	By:	/s/ Travis D. Stice
Travis D. Stice
Chief Executive Officer

Date:	November 7, 2024	By:	/s/ Teresa L. Dick
Teresa L. Dick
Chief Financial Officer