Form 10-Q
period 2025-03-31
Viper Energy, Inc.
filed 2025-05-07
CIK 1602065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-36505

Viper Energy, Inc.
(Exact Name of Registrant As Specified in Its Charter)

DE	46-5001985
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

500 West Texas Ave.,
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

As of May 2, 2025, 131,083,704 shares of Class A Common Stock and 157,458,390 shares of Class B Common Stock of the registrant were outstanding.

VIPER ENERGY, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2025

i

GLOSSARY OF OIL AND NATURAL GAS TERMS
The following is a glossary of certain oil and natural gas terms that are used in this Quarterly Report on Form 10-Q (this “report”) and our other periodic reports under the Exchange Act:

Argus WTI Midland	Grade of oil that serves as a benchmark price for oil at Midland, Texas.
Basin	A large depression on the earth’s surface in which sediments accumulate.
Bbl or barrel	One stock tank barrel, or 42 U.S. gallons liquid volume, used in this report in reference to crude oil or other liquid hydrocarbons.
BO/d	One barrel of crude oil per day.
BOE	One barrel of oil equivalent, with six thousand cubic feet of natural gas being equivalent to one barrel of oil.
BOE/d	BOE per day.
Completion	The process of treating a drilled well followed by the installation of permanent equipment for the production of natural gas or oil, or in the case of a dry hole, the reporting of abandonment to the appropriate agency.
Crude oil	Liquid hydrocarbons retrieved from geological structures underground to be refined into fuel sources.
Development well	A well drilled within the proved area of a natural gas or oil reservoir to the depth of a stratigraphic horizon known to be productive.
Differential	An adjustment to the price of oil or natural gas from an established spot market price to reflect differences in the quality and/or location of oil or natural gas.
Fracturing	The process of creating and preserving a fracture or system of fractures in a reservoir rock typically by injecting a fluid under pressure through a wellbore and into the targeted formation.
Gross wells	The total wells in which a working interest is owned.
Henry Hub	Natural gas gathering point that serves as a benchmark price for natural gas futures on the NYMEX.
Horizontal wells	Wells drilled directionally horizontal to allow for development of structures not reachable through traditional vertical drilling mechanisms.
MBbls	One thousand barrels of crude oil and other liquid hydrocarbons.
MBO/d	One thousand barrels of crude oil per day.
MBOE	One thousand barrels of crude oil equivalent, determined using a ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.
MBOE/d	One thousand BOE per day.
Mcf	One thousand cubic feet of natural gas.
Mineral interests	The interests in ownership of the resource and mineral rights, giving an owner the right to profit from the extracted resources.
MMBtu	One million British Thermal Units.
MMcf	Million cubic feet of natural gas.
Net royalty acres	Net mineral acres multiplied by the average lease royalty interest and other burdens.
Oil and natural gas properties	Tracts of land consisting of properties to be developed for oil and natural gas resource extraction.
Operator	The individual or company responsible for the exploration and/or production of an oil or natural gas well or lease.
Proved reserves	The estimated quantities of oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be commercially recoverable in future years from known reservoirs under existing economic and operating conditions.

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

GLOSSARY OF CERTAIN OTHER TERMS
The following is a glossary of certain other terms that are used in this report and our other periodic reports under the Exchange Act:

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
LTIP
Viper Energy, Inc. Amended and Restated 2014 Long-Term Incentive Plan, as amended and restated by Viper Energy, Inc. 2024 Amended and Restated Long-Term Incentive Plan, and as may be further amended or restated from time to time.

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
Partnership
Viper Energy Partners LP, the predecessor of the Company, which converted into the Company in the conversion from a Delaware limited partnership into a Delaware corporation completed on November 13, 2023.

SEC	United States Securities and Exchange Commission.
Securities Act	The Securities Act of 1933, as amended.
SOFR	The secured overnight financing rate.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Various statements contained in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which involve risks, uncertainties, and assumptions. All statements, other than statements of historical fact, including statements regarding our: future performance; business strategy; future operations; estimates and projections of operating income, losses, costs and expenses, returns, cash flow, and financial position; production levels on properties in which we have mineral and royalty interests, developmental activity by other operators; reserve estimates and our ability to replace or increase reserves; anticipated benefits or other effects of strategic transactions; and plans and objectives of management (including Diamondback’s plans for developing our acreage and our cash dividend policy and repurchases of our Class A Common Stock and/or Notes) are forward-looking statements. When used in this report, the words “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “guidance,” “intend,” “may,” “model,” “outlook,” “plan,” “positioned,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions (including the negative of such terms) as they relate to us are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. Although we believe that the expectations and assumptions reflected in our forward-looking statements are reasonable as and when made, they involve risks and uncertainties that are difficult to predict and, in many cases, beyond our control. In particular, the factors discussed in this report and detailed under Part II. Item 1A. Risk Factors, and our Annual Report on Form 10-K for the year ended December 31, 2024, could affect our actual results and cause our actual results to differ materially from expectations, estimates or assumptions expressed, forecasted or implied in such forward-looking statements. Unless the context requires otherwise, references to “we,” “us,” “our” or the “Company” are intended to mean the business and operations of the Company and the Operating Company.

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
•changes in U.S. energy, environmental, monetary and trade policies, including with respect to tariffs or other trade barriers, and any resulting trade tensions;
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
•changes in our credit rating;
•failure to realize anticipated benefits from the 2025 Drop Down discussed in this report or our other recent acquisitions; and
•other risks and factors disclosed in this report.

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

PART I. FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Viper Energy, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2025	2024
	(In millions, except par values and share data)
Assets
Current assets:
Cash and cash equivalents	$560	$27
Royalty income receivable (net of allowance for credit losses)	146	149
Royalty income receivable—related party	41	31
Income tax receivable	2	2
Derivative instruments	31	18
Prepaid expenses and other current assets	12	11
Total current assets	792	238
Property:
Oil and natural gas interests, full cost method of accounting ($2,279 and $2,180 excluded from depletion at March 31, 2025 and December 31, 2024, respectively)	6,097	5,713
Land	6	6
Accumulated depletion and impairment	(1,148)	(1,081)
Property, net	4,955	4,638
Derivative instruments	12	—
Deferred income taxes (net of allowances)	249	185
Funds held in escrow	223	1
Other assets	7	7
Total assets	$6,238	$5,069
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable—related party	$2	$2
Accrued liabilities	66	43
Derivative instruments	5	2
Income taxes payable	18	2
Total current liabilities	91	49
Long-term debt, net	822	1,083
Derivative instruments	2	—
Other long-term liabilities	—	30
Total liabilities	915	1,162
Commitments and contingencies (Note 12)
Stockholders’ equity:
Class A Common Stock, $0.000001 par value: 1,000,000,000 shares authorized; 131,323,078 shares issued and outstanding as of March 31, 2025 and 102,977,142 shares issued and outstanding as of December 31, 2024	—	—
Class B Common Stock, $0.000001 par value: 1,000,000,000 shares authorized; 87,831,750 shares issued and outstanding as of March 31, 2025 and 85,431,453 shares issued and outstanding as of December 31, 2024	—	—
Additional paid-in capital	2,566	1,569
Retained earnings (accumulated deficit)	108	118
Total Viper Energy, Inc. stockholders’ equity	2,674	1,687
Non-controlling interest	2,649	2,220
Total equity	5,323	3,907
Total liabilities and stockholders’ equity	$6,238	$5,069

See accompanying notes to condensed consolidated financial statements.

Viper Energy, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2025	2024
	(In millions, except per share amounts, shares in thousands)
Operating income:
Oil income	$201	$177
Natural gas income	15	7
Natural gas liquids income	28	21
Royalty income	244	205
Lease bonus income	1	—
Total operating income	245	205
Costs and expenses:
Production and ad valorem taxes	17	14
Depletion	67	47
General and administrative expenses—related party	4	2
General and administrative expenses	2	3
Total costs and expenses	90	66
Income (loss) from operations	155	139
Other income (expense):
Interest expense, net	(13)	(20)
Gain (loss) on derivative instruments, net	32	(7)
Total other income (expense), net	19	(27)
Income (loss) before income taxes	174	112
Provision for (benefit from) income taxes	21	13
Net income (loss)	153	99
Net income (loss) attributable to non-controlling interest	78	56
Net income (loss) attributable to Viper Energy, Inc.	$75	$43

Net income (loss) attributable to common shares:
Basic	$0.62	$0.49
Diluted	$0.62	$0.49
Weighted average number of common shares outstanding:
Basic	120,926	87,537
Diluted	121,030	87,629

See accompanying notes to condensed consolidated financial statements.

Viper Energy, Inc.
Condensed Consolidated Statements of Changes to Stockholders' Equity
(Unaudited)

	Common Stock(1)
			Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Non-Controlling Interest	Total
	Class A Shares	Class B Shares

	(In millions, shares in thousands)
Balance at December 31, 2024	102,977	85,431	$1,569	$118	$2,220	$3,907
Common shares issued for acquisition	—	2,400	—	—	—	—
Operating Company units issued for acquisition	—	—	—	—	119	119
Net proceeds from the issuance of Common Stock	28,336	—	1,232	—	—	1,232
Equity-based compensation	—	—	1	—	—	1
Issuance of shares upon vesting of equity awards	10	—	—	—	—	—
Dividends to stockholders	—	—	—	(85)	—	(85)
Dividends to Diamondback	—	—	—	—	(59)	(59)
Dividends to other non-controlling interest	—	—	—	—	(9)	(9)
Change in ownership of consolidated subsidiaries, net	—	—	(236)	—	300	64
Net income (loss)	—	—	—	75	78	153
Balance at March 31, 2025	131,323	87,831	$2,566	$108	$2,649	$5,323
(1)    The par values of the outstanding shares of Class A Common Stock and Class B Common Stock each round to zero during the periods presented.

	Common Stock(1)
			Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Non-Controlling Interest	Total
	Class A Shares	Class B Shares

	(In millions, shares in thousands)
Balance at December 31, 2023	86,144	90,710	$1,031	$(17)	$1,843	$2,857
Common Stock converted in Diamondback Offering	5,279	(5,279)	—	—	—	—
Issuance of shares upon vesting of equity awards	1	—	—	—	—	—
Dividends to stockholders	—	—	—	(44)	—	(44)
Dividends to Diamondback	—	—	—	(4)	(63)	(67)
Change in ownership of consolidated subsidiaries, net	—	—	70	—	(51)	19
Net income (loss)	—	—	—	43	56	99
Balance at March 31, 2024	91,424	85,431	$1,101	$(22)	$1,785	$2,864
(1)    The par values of the outstanding shares of Class A Common Stock and Class B Common Stock each round to zero during the periods presented.

See accompanying notes to condensed consolidated financial statements.

Viper Energy, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2025	2024
	(In millions)
Cash flows from operating activities:
Net income (loss)	$153	$99
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for (benefit from) deferred income taxes	(1)	(1)
Depletion	67	47
(Gain) loss on derivative instruments, net	(32)	7
Net cash receipts (payments) on derivatives	9	(3)
Other	1	2
Changes in operating assets and liabilities:
Royalty income receivable	3	(23)
Royalty income receivable—related party	(10)	(30)
Accounts payable and accrued liabilities	(4)	5
Accounts payable—related party	—	(1)
Income taxes payable	15	12
Other	—	1
Net cash provided by (used in) operating activities	201	115
Cash flows from investing activities:
Acquisitions of oil and natural gas interests	(486)	(21)
Proceeds from sale of oil and natural gas interests	—	1
Net cash provided by (used in) investing activities	(486)	(20)
Cash flows from financing activities:
Proceeds from borrowings under credit facility	295	90
Repayment on credit facility	(556)	(80)
Net proceeds from public offering	1,232	—
Dividends to stockholders	(85)	(44)
Dividends to Diamondback	(59)	(67)
Dividends to other non-controlling interest	(9)	—
Net cash provided by (used in) financing activities	818	(101)
Net increase (decrease) in cash and cash equivalents	533	(6)
Cash, cash equivalents and restricted cash at beginning of period	27	26
Cash, cash equivalents and restricted cash at end of period	$560	$20

Supplemental disclosure of non—cash transactions:
OpCo Units issued for acquisition	$119	$—

See accompanying notes to condensed consolidated financial statements.

Viper Energy, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION

Organization

Viper Energy, Inc. (the “Company”) is a publicly traded Delaware corporation focused on owning and acquiring mineral interests and royalty interests in oil and natural gas properties primarily in the Permian Basin. As of March 31, 2025, Viper Energy, Inc. owned approximately 57.3% of the units representing limited liability company interests (“OpCo Units”) in its operating subsidiary Viper Energy Partners LLC (the “Operating Company”) and was the managing member of the Operating Company.

Prior to March 8, 2024, the Company was a “controlled company” under the rules of the Nasdaq Stock Market LLC (the “Nasdaq Rules”). On March 8, 2024, the Company’s parent, Diamondback, completed an underwritten public offering in which it sold 13,225,000 shares of the Company’s Class A Common Stock (the “Diamondback Offering”). Following the Diamondback Offering, Diamondback owned no shares of the Company’s Class A Common Stock and owned 85,431,453 shares of the Company’s Class B Common Stock, reducing its beneficial ownership to less than 50% of the Company’s total Common Stock outstanding. As such, the Company ceased to be a “controlled company” under the Nasdaq Rules. Prior to the Diamondback Offering, the Company’s board of directors had a majority of independent directors and a standing audit committee comprised of all independent directors, but had elected to take advantage of certain exemptions from corporate governance requirements applicable to controlled companies under the Nasdaq Rules and, until March 8, 2024, did not have a compensation committee or a committee of independent directors that selects director nominees.

Effective as of March 8, 2024, the Company’s board of directors formed (i) the compensation committee for purposes of making certain executive and other compensation decisions, and (ii) the nominating and corporate governance committee for purposes of making certain nominating and corporate governance decisions, with each such committee’s rights and obligations being subject to the terms and conditions of (x) the Company’s certificate of incorporation, (y) such committee’s charter as adopted by the board, and (z) the services and secondment agreement, dated as of November 2, 2023, pursuant to which Diamondback provides personnel and general and administrative services to us, including the services of the executive officers and other employees (the “Services and Secondment Agreement”).

As of March 31, 2025, Diamondback beneficially owned approximately 39.0% of the outstanding voting power of the Company’s capital stock.

Basis of Presentation

The accompanying condensed consolidated financial statements and related notes thereto were prepared in accordance with GAAP. All material intercompany balances and transactions have been eliminated upon consolidation. The Company reports its operations in one reportable segment.

These condensed consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the SEC. They reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to SEC rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with the Company’s most recent Annual Report on Form 10–K for the fiscal year ended December 31, 2024, which contains a summary of the Company’s significant accounting policies and other disclosures.

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

Viper Energy, Inc.
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

Certain amounts included in or affecting the Company’s condensed consolidated financial statements and related disclosures must be estimated by management, requiring certain assumptions to be made with respect to values or conditions that cannot be known with certainty at the time the condensed consolidated financial statements are prepared. These estimates and assumptions affect the amounts the Company reports for assets and liabilities and the Company’s disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements.

Making accurate estimates and assumptions is particularly difficult in the oil and natural gas industry given the challenges resulting from volatility in oil and natural gas prices. For instance, the war in Ukraine, the Israel-Hamas war and other conflicts in the Middle East, higher interest rates, effects of tariffs, actions taken by OPEC and its non-OPEC allies, known collectively as OPEC+, global supply chain disruptions and measures to combat persistent inflation and instability in the financial sector have contributed to recent pricing and economic volatility. The financial results of companies in the oil and natural gas industry have been and may continue to be impacted materially as a result of changing market conditions. Such circumstances generally increase uncertainty in the Company’s accounting estimates, particularly those involving financial forecasts.

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

Related Party Transactions

Funds Held in Escrow

During the first quarter of 2025, the Company deposited approximately $223 million of cash into escrow pursuant to a definitive equity purchase agreement relating to the 2025 Drop Down (as defined and discussed in Note 13—Subsequent Events). The escrow deposit is recorded in the caption “Funds held in escrow” on the Company’s condensed consolidated balance sheet at March 31, 2025.

Royalty Income Receivable

As of March 31, 2025 and December 31, 2024, Diamondback, either directly or through its consolidated subsidiaries, owed the Company $41 million and $31 million, respectively, for royalty income received from third parties for the Company’s production, which had not yet been remitted to the Company.

Lease Bonus Income

During the three months ended March 31, 2025 and 2024, Diamondback paid the Company $0.3 million and $0.1 million, respectively, of lease bonus income primarily related to new leases in the Midland Basin.

Other Related Party Transactions

See Note 13—Subsequent Events for significant related party acquisitions of oil and natural gas interests.

See Note 7—Stockholder's Equity for further details regarding equity transactions with related parties.

Viper Energy, Inc.
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
All other significant related party transactions with Diamondback or its affiliates have been stated on the face of the condensed consolidated financial statements.

Accrued Liabilities

Accrued liabilities consist of the following as of the dates indicated:

	March 31,	December 31,
	2025	2024
	(In millions)
Interest payable	$22	$10
Ad valorem taxes payable	8	20
Derivatives instruments payable	1	1
Acquisition adjustment accrual	7	9
2026 WTI Contingent Liability	27	—
Other	1	3
Total accrued liabilities	$66	$43

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

Viper Energy, Inc.
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
The following table disaggregates the Company’s revenue from oil, natural gas and natural gas liquids by revenue generated from production on properties operated by Diamondback and revenue generated from production on properties operated by third parties:

	Three Months Ended March 31,
	2025			2024
	Revenue Generated from Diamondback Operated Properties	Revenue Generated from Third-Party Operated Properties	Total	Revenue Generated from Diamondback Operated Properties	Revenue Generated from Third-Party Operated Properties	Total
	(In millions)
Oil income	$120	$81	$201	$95	$82	$177
Natural gas income	9	6	15	3	4	7
Natural gas liquids income	16	12	28	11	10	21
Total royalty income	$145	$99	$244	$109	$96	$205

4.    ACQUISITIONS AND DIVESTITURES

2025 Activity

Morita Ranches Acquisition

On February 14, 2025, the Company completed an acquisition of certain mineral and royalty interests located in Howard County, Texas from Morita Ranches Minerals, LLC (“Morita Ranches”) (the “Morita Ranches Acquisition”) pursuant to a definitive purchase and sale agreement for consideration consisting of approximately (i) $211 million in cash, and (ii) 2,400,297 OpCo Units together with an equal number of shares of the Company’s Class B Common Stock issued to certain affiliate designees of Morita Ranches (the “Morita Ranches Equity Recipients”), including certain transaction costs and subject to customary post-closing adjustments. At the closing of the Morita Ranches Acquisition, the Morita Ranches Equity Recipients (i) became parties to the Third Amended and Restated Limited Liability Agreement of the Operating Company, dated as of October 1, 2024, as amended, and (ii) entered into an Exchange Agreement with the Company and the Operating Company to provide for the right to exchange the OpCo Units and shares of our Class B Common Stock acquired by the Morita Ranches Equity Recipients at the closing of the Morita Ranches Acquisition for an equal number of shares of the Company’s Class A Common Stock. In addition, at the closing of the Morita Ranches Acquisition, the Company entered into a registration rights agreement with the Morita Ranches Equity Recipients, pursuant to which the Morita Ranches Equity Recipients received certain demand and piggyback registration rights with respect to the shares of the Company’s Class A Common Stock that may be acquired by them in exchange for OpCo Units and shares of the Company’s Class B Common Stock.

The mineral and royalty interests included in the Morita Ranches Acquisition represent approximately 1,691 net royalty acres in the Permian Basin, 75% of which are operated by Diamondback, and have an average net royalty interest of approximately 8.6%. The Company funded the cash consideration for the Morita Ranches Acquisition with proceeds from the 2025 Equity Offering as defined and discussed in Note 7—Stockholders' Equity.

Other Acquisitions

During the three months ended March 31, 2025, the Company acquired, in individually insignificant transactions from unrelated third-party sellers, mineral and royalty interests representing 166 net royalty acres in the Permian Basin for an aggregate purchase price of approximately $50 million, subject to customary post-closing adjustments.

Viper Energy, Inc.
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
2024 Activity

Acquisitions

Tumbleweed Acquisitions

In September and October of 2024, the Company completed a series of related acquisitions including the TWR Acquisition, the Q Acquisition and the M Acquisition, collectively the (“Tumbleweed Acquisitions”), each as defined and discussed below.

TWR Acquisition

On October 1, 2024, the Company acquired all of the issued and outstanding equity interests in TWR IV, LLC and TWR IV SellCo, LLC from Tumbleweed Royalty IV, LLC (“TWR IV”) and TWR IV SellCo Parent, LLC (the “TWR Acquisition”), pursuant to a definitive purchase and sale agreement for consideration consisting of approximately (i) $464 million in cash, including transaction costs and certain customary post-closing adjustments, (ii) 10,093,670 OpCo Units to TWR IV, (iii) an option (the “TWR Class B Option”) granted to TWR IV to acquire up to 10,093,670 shares of the Company’s Class B Common Stock, and (iv) contingent cash consideration of up to $41 million, payable in January of 2026, based on the average price of WTI sweet crude oil prompt month futures contracts for the calendar year 2025 (the “WTI 2025 Average”). The contingent cash consideration payment will be (i) $16 million if the WTI 2025 Average is between $60.00 and $65.00, (ii) $25 million if the WTI 2025 Average is between $65.00 and $75.00, or (iii) $41 million if the WTI 2025 Average is greater than $75.00 (the “TWR Contingent Liability”). Additionally, at the closing of the TWR Acquisition, the Company assumed from TWR IV a royalty income receivable of approximately $24 million.

TWR IV can exchange some or all of the OpCo Units received for an equal number of shares of Class A Common Stock, and any OpCo Units so exchanged will reduce the number of shares of Class B Common Stock subject to the TWR Class B Option. The mineral and royalty interests acquired in the TWR Acquisition represent approximately 3,067 net royalty acres located primarily in the Permian Basin. The Company funded the cash consideration for the TWR Acquisition through a combination of cash on hand, borrowings under the Operating Company’s revolving credit facility and proceeds from the 2024 Equity Offering as defined and discussed in Note 7—Stockholders' Equity.

Q Acquisition

On September 3, 2024, the Company acquired all of the issued and outstanding equity interests in Tumbleweed-Q Royalties, LLC (the “Q Acquisition”), pursuant to a definitive purchase and sale agreement for consideration consisting of (i) approximately $114 million in cash, including transaction costs and certain customary post-closing adjustments, and (ii) contingent cash consideration of up to $5 million, payable in January of 2026, based on the WTI 2025 Average. The contingent cash consideration payment will be (i) $2 million if the WTI 2025 Average is between $60.00 and $65.00, (ii) $3 million if the WTI 2025 Average is between $65.00 and $75.00, or (iii) $5 million if the WTI 2025 Average is greater than $75.00 (the “Q Contingent Liability”). The mineral and royalty interests acquired in the Q Acquisition represent approximately 406 net royalty acres located primarily in the Permian Basin. The cash consideration for the Q Acquisition was funded through a combination of cash on hand and borrowings under the Operating Company’s revolving credit facility.

M Acquisition

On September 3, 2024, the Company acquired all of the issued and outstanding equity interests in MC TWR Royalties, LP and MC TWR Intermediate, LLC (the “M Acquisition”), pursuant to a definitive purchase and sale agreement for consideration consisting of (i) approximately $76 million in cash, including transaction costs and certain customary post-closing adjustments, and (ii) contingent cash consideration of up to $4 million, payable in January of 2026, based on the WTI 2025 Average. The contingent cash consideration payment will be (i) $1 million if the WTI 2025 Average is between $60.00 and $65.00, (ii) $2 million if the WTI 2025 Average is between $65.00 and $75.00, or (iii) $4 million if the WTI 2025 Average is greater than $75.00 (the “M Contingent Liability”). The mineral and royalty interests acquired in the M Acquisition represent approximately 267 net royalty acres located primarily in the Permian Basin. The cash consideration for the M Acquisition was funded through a combination of cash on hand and borrowings under the Operating Company’s revolving credit facility.

Viper Energy, Inc.
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
The Company records the Q Contingent Liability, the M Contingent Liability and the TWR Contingent Liability (collectively, the “2026 WTI Contingent Liability”) at their aggregate estimated fair value on a quarterly basis as discussed further in Note 11—Fair Value Measurements. At March 31, 2025, the aggregate estimated fair value of the 2026 WTI Contingent Liability was $27 million.

Other Acquisitions

Additionally, during the year ended December 31, 2024, the Company acquired, in individually insignificant transactions from unrelated third-party sellers, mineral and royalty interests representing 261 net royalty acres in the Permian Basin for an aggregate purchase price of approximately $54 million, including customary closing adjustments. The Company funded these acquisitions with cash on hand and borrowings under the Operating Company’s revolving credit facility.

Divestiture

In the second quarter of 2024, the Company divested all of its non-Permian assets for a purchase price of approximately $87 million, including transaction costs and customary post-closing adjustments. The divested properties consisted of approximately 2,713 net royalty acres with current production of approximately 450 BO/d. The Company recorded the proceeds as a reduction of its full cost pool with no gain or loss recognized on the sale.

5.    OIL AND NATURAL GAS INTERESTS

Oil and natural gas interests include the following for the periods presented:

	March 31,	December 31,
	2025	2024
	(In millions)
Oil and natural gas interests:
Subject to depletion	$3,818	$3,533
Not subject to depletion	2,279	2,180
Gross oil and natural gas interests	6,097	5,713
Accumulated depletion and impairment	(1,148)	(1,081)
Oil and natural gas interests, net	4,949	4,632
Land	6	6
Property, net of accumulated depletion and impairment	$4,955	$4,638

As of March 31, 2025 and December 31, 2024, the Company had mineral and royalty interests representing approximately 37,573 and 35,671 net royalty acres, respectively.

No impairment expense was recorded on the Company’s oil and natural gas interests for the three months ended March 31, 2025 and 2024 based on the results of the respective quarterly ceiling tests. In addition to commodity prices, the Company’s production rates, levels of proved reserves, transfers of unevaluated properties and other factors will determine its actual ceiling test limitations and impairment analysis in future periods. If the trailing 12-month commodity prices decline as compared to the commodity prices used in prior quarters, the Company could have material write-downs in subsequent quarters.

Viper Energy, Inc.
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
6.    DEBT

Long-term debt consisted of the following as of the dates indicated:

	March 31,	December 31,
	2025	2024
	(In millions)
5.375% Senior Notes due 2027	$430	$430
7.375% Senior Notes due 2031	400	400
Revolving credit facility	—	261
Unamortized debt issuance costs	(6)	(6)
Unamortized discount	(2)	(2)
Total long-term debt	$822	$1,083

The Operating Company’s Revolving Credit Facility

The Operating Company’s credit facility, as amended to date, provides for a revolving credit facility in the maximum credit amount of $2.0 billion and a borrowing base of $1.3 billion. The borrowing base is scheduled to be redetermined semi-annually in May and November. As of March 31, 2025, the Operating Company had elected a commitment amount of $1.3 billion, with no outstanding borrowings and $1.3 billion available for future borrowings. During the three months ended March 31, 2025 and 2024, the weighted average interest rates on the Operating Company’s revolving credit facility were 6.57% and 7.65%, respectively. The revolving credit facility will mature on September 22, 2028.

As of March 31, 2025, the Operating Company was in compliance with the financial maintenance covenants under its credit facility.

7.    STOCKHOLDERS’ EQUITY

At March 31, 2025, the Company had a total of 131,323,078 shares of Class A Common Stock issued and outstanding and 87,831,750 shares of Class B Common Stock issued and outstanding. At March 31, 2025, Diamondback beneficially owned 85,431,453 shares of the Company’s Class B Common Stock, representing approximately 39.0% of the Company’s total shares outstanding. Diamondback also beneficially owned 85,431,453 OpCo Units, representing a 37.3% non-controlling ownership interest in the Operating Company, TWR IV beneficially owned 10,093,670 OpCo Units, representing a 4.4% non-controlling ownership interest in the Operating Company, Morita Ranches beneficially owned 2,400,297 OpCo Units, representing a 1.0% non-controlling ownership interest in the Operating Company and the Company owned 131,323,078 OpCo Units, representing a 57.3% controlling ownership interest in the Operating Company. The OpCo units and the Company’s Class B Common Stock are exchangeable from time to time for the Company’s Class A Common Stock (that is, one OpCo Unit and one share of the Company’s Class B Common Stock, together, are exchangeable for one share of the Company’s Class A Common Stock).

2025 Equity Offering

On February 3, 2025, the Company completed an underwritten public offering of 28,336,000 shares of Class A Common Stock, which included 3,696,000 shares issued pursuant to an option to purchase additional shares of Class A Common Stock granted to the underwriters, at a price to the public of $44.50 per share for total net proceeds of approximately $1.2 billion, after the underwriters’ discount and transaction costs (the “2025 Equity Offering”).

The Company used the net proceeds from the 2025 Equity Offering to fund (i) the cash consideration for the Morita Ranches Acquisition, (ii) a portion of the cash consideration for the 2025 Drop Down (as defined in Note 13—Subsequent Events), and (iii) for general corporate purposes.

Viper Energy, Inc.
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
2024 Equity Offering

On September 13, 2024, the Company completed an underwritten public offering of 11,500,000 shares of its Class A Common Stock, which included 1,500,000 shares issued pursuant to an option to purchase additional shares of Class A Common Stock granted to the underwriters, at a price to the public of $42.50 per share for total net proceeds of approximately $476 million, after the underwriters’ discount and transaction costs (the “2024 Equity Offering”). The net proceeds were used to fund a portion of the cash consideration for the TWR Acquisition.

Common Stock Repurchase Program

The Company’s board of directors has authorized a $750 million common stock repurchase program, with respect to the repurchase of the Company’s Class A Common Stock, excluding excise tax, over an indefinite period of time. The Company has and intends to continue to purchase shares of Class A Common Stock under the repurchase program opportunistically with funds from cash on hand, free cash flow from operations and potential liquidity events such as the sale of assets. This repurchase program may be suspended from time to time, modified, extended or discontinued by the Company’s board of directors at any time.

There were no repurchases of Class A Common Stock during the three months ended March 31, 2025 and 2024. As of March 31, 2025, approximately $434 million remained available under the repurchase program, excluding excise tax.

Cash Dividends

The board of directors of the Company has established a dividend policy, whereby the Operating Company distributes all or a portion of its available cash on a quarterly basis to its unitholders (including Diamondback, the Company, TWR IV and the Morita Ranches Equity Recipients). The Company in turn distributes all or a portion of the available cash it receives from the Operating Company to holders of its Class A Common Stock through base and variable dividends that take into account capital returned to stockholders via its stock repurchase program. The Company’s available cash and the available cash of the Operating Company for each quarter is determined by the board of directors following the end of such quarter.

The cash available for distribution by the Operating Company, a non-GAAP measure, generally equals the Company’s consolidated Adjusted EBITDA for the applicable quarter, less cash needed for income taxes payable, debt service, contractual obligations, fixed charges and reserves for future operating or capital needs that the board of directors of the Company deems necessary or appropriate, lease bonus income (net of applicable taxes), distribution equivalent rights payments, preferred dividends, and an adjustment for changes in ownership interests that occurred subsequent to the quarter, if any. For a detailed description of the Company’s and the Operating Company’s dividend policy, see Note 7—Stockholders’ Equity—Cash Dividends in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

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

Viper Energy, Inc.
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
The following table presents information regarding cash dividends paid during the periods presented (in millions except per share amounts):

	Distributions
Period	Amount per OpCo Unit	Operating Company Distributions to Non-Controlling Interests	Amount per Class A Common Share	Class A Common Stockholders(1)	Declaration Date	Class A Common Stockholder Record Date	Payment Date
2025
Q4 2024	$0.69	$68	$0.65	$85	January 30, 2025	March 6, 2025	March 13, 2025
2024
Q4 2023	$0.69	$63	$0.56	$48	February 15, 2024	March 5, 2024	March 12, 2024
(1)Dividends paid in the first quarter of 2024 include amounts paid to Diamondback for the 7,946,507 shares of Class A Common Stock then beneficially owned by Diamondback and distribution equivalent rights payments. As of March 31, 2024, Diamondback did not beneficially own any shares of Class A Common Stock.

Cash dividends will be made to the holders of record of the Company’s Class A Common Stock on the applicable record date, generally within 60 days after the end of each quarter.

Change in Ownership of Consolidated Subsidiaries

Non-controlling interest in the accompanying condensed consolidated financial statements represents the ownership interests of Diamondback, TWR IV and the Morita Ranches Equity Recipients in the net assets of the Operating Company. The non-controlling interests’ relative ownership in the Operating Company can change due to the purchase or sale of the Company’s Common Stock, the Company’s public offerings of shares of Class A Common Stock for which proceeds are contributed to the Operating Company in exchange for OpCo Units, issuance of shares of Class A Common Stock or issuance of shares of Class B Common Stock and OpCo Units for acquisitions, share-based compensation, repurchases of shares of Class A Common Stock and distribution equivalent rights paid on the Company’s Class A Common Stock. These changes in ownership percentage result in adjustments to non-controlling interest and stockholders’ equity, tax effected, but do not impact earnings.

The following table summarizes the changes in stockholders’ equity due to changes in ownership interest during the period:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Net income (loss) attributable to the Company	$75	$43
Change in ownership of consolidated subsidiaries	(236)	70
Change from net income (loss) attributable to the Company's stockholders and transfers with non-controlling interest	$(161)	$113

8.    EARNINGS PER COMMON SHARE

The net income (loss) per common share on the condensed consolidated statements of operations is based on the net income (loss) attributable to the Company’s Class A Common Stock for the three months ended March 31, 2025 and 2024, respectively.

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

Viper Energy, Inc.
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

A reconciliation of the components of basic and diluted earnings per common share is presented in the table below:

	Three Months Ended March 31,
	2025	2024
	(In millions, except per share amounts, shares in thousands)
Net income (loss) attributable to the period	$75	$43
Less: distributed and undistributed earnings allocated to participating securities(1)	—	—
Net income (loss) attributable to common stockholders	$75	$43
Weighted average common shares outstanding:
Basic weighted average common shares outstanding	120,926	87,537
Effect of dilutive securities:
Potential common shares issuable(2)	104	92
Diluted weighted average common shares outstanding	121,030	87,629
Net income (loss) per common share, basic	$0.62	$0.49
Net income (loss) per common share, diluted	$0.62	$0.49
(1)    Unvested restricted stock units and performance restricted stock units that contain non-forfeitable distribution equivalent rights are considered participating securities and are therefore included in the earnings per share calculation pursuant to the two-class method.
(2)    For the three months ended March 31, 2025 and 2024, there were no other significant potential common shares excluded from the computation of diluted earnings per common share.

9.    INCOME TAXES

The following table provides the Company’s provision for (benefit from) income taxes and the effective income tax rate for the dates indicated:

	Three Months Ended March 31,
	2025	2024
	(In millions, except for tax rate)
Provision for (benefit from) income taxes	$21	$13
Effective tax rate	12.1%	11.2%

The Company’s effective income tax rates for the three months ended March 31, 2025 and 2024 differed from the amounts computed by applying the United States federal statutory tax rate to pre-tax income for the periods primarily due to net income attributable to the non-controlling interest.

In March 2024, Diamondback converted 5,278,493 shares of the Company’s Class B Common Stock along with 5,278,493 OpCo Units into an equivalent number of shares of the Company’s Class A Common Stock. In connection with this transaction, the Company recognized a $28 million increase in its deferred tax asset and a $11 million increase in its valuation allowance through additional paid-in capital.

As of March 31, 2024, the Company maintained a partial valuation allowance against its deferred tax assets considered not more likely than not to be realized, based on its assessment of all available evidence, both positive and negative as required by applicable accounting standards. The remaining valuation allowance was released in full during the fourth quarter of 2024.

The Company incurred no excise tax on repurchases of Class A Common Stock during the three months ended March 31, 2025 and 2024.

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

Commodity Contracts

The Company historically has used fixed price swap contracts, fixed price basis swap contracts and costless collars with corresponding put and call options to reduce price volatility associated with certain of its royalty income. At March 31, 2025, the Company has puts, costless collars and fixed price basis swaps outstanding.

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

As of March 31, 2025, the Company had the following outstanding derivative contracts. When aggregating multiple contracts, the weighted average contract price is disclosed.

					Swaps	Collars		Puts
Settlement Month	Settlement Year	Type of Contract	Bbls/MMBtu Per Day	Index	Weighted Average Differential	Weighted Average Floor Price	Weighted Average Ceiling Price	Strike Price	Deferred Premium
OIL
Apr. - Jun.	2025	Puts	20,000	WTI Cushing	$—	$—	$—	$55.00	$(1.61)
Jul. - Sep.	2025	Puts	18,000	WTI Cushing	$—	$—	$—	$55.00	$(1.60)
NATURAL GAS
Apr. - Dec.	2025	Basis Swaps	60,000	Waha Hub	$(0.80)	$—	$—	$—	$—
Jan. - Dec.	2026	Basis Swaps	40,000	Waha Hub	$(1.40)	$—	$—	$—	$—
Jan. - Dec.	2027	Basis Swaps	40,000	Waha Hub	$(1.40)	$—	$—	$—	$—
Apr. - Dec.	2025	Costless Collar	60,000	Henry Hub	$—	$2.50	$4.93	$—	$—
Jan. - Dec.	2026	Costless Collar	60,000	Henry Hub	$—	$2.75	$6.64	$—	$—

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

Gains and Losses on Derivative Instruments

The following table summarizes the gains and losses on derivative instruments included in the condensed consolidated statements of operations and the net cash receipts (payments) on derivatives for the periods presented:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Gain (loss) on derivative instruments(1)	$32	$(7)
Net cash receipts (payments) on derivatives	$9	$(3)
(1)The three months ended March 31, 2025 includes an unrealized gain of $3 million for the change in fair value of the 2026 WTI Contingent Liability.

11.    FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As discussed in Note 11—Fair Value Measurements in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, certain assets and liabilities are reported at fair value on a recurring basis on the Company’s condensed consolidated balance sheets, including the Company’s commodity derivative instruments and the 2026 WTI Contingent Liability. The 2026 WTI Contingent Liability was recorded in “Accrued liabilities” on the Company’s condensed consolidated balance sheet at March 31, 2025 and in “Other long-term liabilities” on the Company’s consolidated balance sheet at December 31, 2024. The change in fair value of the 2026 WTI Contingent Liability is recognized in “Gain (loss) on derivative instruments, net” on the Company’s condensed consolidated statements of operations for the three months ended March 31, 2025.

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

Viper Energy, Inc.
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
The following table provides (i) fair value measurement information for financial assets and liabilities measured at fair value on a recurring basis, (ii) the gross amounts of recognized derivative assets and liabilities, (iii) the amounts offset under master netting arrangements with counterparties, and (iv) the resulting net amounts presented in the Company’s condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024:

	As of March 31, 2025
	Level 1	Level 2	Level 3	Total Gross Fair Value	Gross Amounts Offset in Balance Sheet	Net Fair Value Presented in Balance Sheet
	(In millions)
Assets:
Current:
Derivative instruments	$—	$41	$—	$41	$(10)	$31
Non-current:
Derivative instruments	$—	$17	$—	$17	$(5)	$12
Liabilities:
Current:
Derivative instruments	$—	$15	$—	$15	$(10)	$5
2026 WTI Contingent Liability	$—	$27	$—	$27	$—	$27
Non-current:
Derivative instruments	$—	$7	$—	$7	$(5)	$2

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total Gross Fair Value	Gross Amounts Offset in Balance Sheet	Net Fair Value Presented in Balance Sheet
	(In millions)
Assets:
Current:
Derivative instruments	$—	$24	$—	$24	$(6)	$18
Liabilities:
Current:
Derivative instruments	$—	$8	$—	$8	$(6)	$2
Non-current:
2026 WTI Contingent Liability	$—	$30	$—	$30	$—	$30

Assets and Liabilities Not Recorded at Fair Value

The following table provides the fair value of financial instruments that are not recorded at fair value in the condensed consolidated balance sheets:

	March 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In millions)
Debt:
Revolving credit facility	$—	$—	$261	$261
5.375% Senior Notes due 2027(1)	$427	$427	$427	$424
7.375% Senior Notes due 2031(1)	$395	$419	$395	$420
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

Fair Value of Financial Assets

The Company has other financial instruments consisting of cash and cash equivalents, royalty income receivables, income tax receivables, funds held in escrow, prepaid expenses and other current assets, accounts payable, accrued liabilities and income taxes payable. The carrying values of these instruments approximate their fair values because of the short-term nature of the instruments.

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

13.    SUBSEQUENT EVENTS

2025 Drop Down Transaction

On May 1, 2025, the Company and the Operating Company, as buyer parties, acquired all of the issued and outstanding equity interests in 1979 Royalties, LP and 1979 Royalties GP, LLC from Endeavor Energy Resources, LP (“Endeavor”), each a seller party and a subsidiary of Diamondback, pursuant to a definitive equity purchase agreement for consideration consisting of (i) $1.0 billion in cash, and (ii) the issuance of 69,626,640 OpCo Units and an equivalent number of shares of the Company’s Class B Common Stock (collectively, the “Equity Issuance”), subject to transaction costs and certain customary post-closing adjustments (the “2025 Drop Down”). The OpCo Units and the Class B Common Stock issued in the 2025 Drop Down, as well as the OpCo Units and Class B Common Stock otherwise beneficially owned by Diamondback, are exchangeable from time to time for shares of our Class A Common Stock (that is, one OpCo Unit and one share of Class B Common Stock, together, are exchangeable for one share of Class A Common Stock). The shares of Class A Common Stock that may be issued to Diamondback and/or its subsidiaries upon exchange of their OpCo Units and shares of Class B Common Stock, including those OpCo Units and shares of Class B Common Stock issued at the closing of the 2025 Drop Down, are subject to our existing registration rights agreement with Diamondback, dated as of November 13, 2023, previously filed by us with the SEC.

The mineral and royalty interests acquired in the 2025 Drop Down represent approximately 22,847 net royalty acres in the Permian Basin, 69% of which are operated by Diamondback, and have an average net royalty interest of approximately 2.8% and current oil production of approximately 17,097 BO/d (the “Endeavor Mineral and Royalty Interests”). The Endeavor Mineral and Royalty Interests include interests in horizontal wells comprised of 6,055 gross proved developed production wells (of which approximately 29% are operated by Diamondback), 116 gross completed wells and 394 gross drilled but uncompleted wells, all of which are principally concentrated in the Midland Basin, with the balance located primarily in the Delaware and Williston Basins.

Viper Energy, Inc.
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
The 2025 Drop Down was approved by (i) the Company’s audit committee comprised of all independent directors and the full board of directors, in each case on January 30, 2025, and (ii) the majority of the Company’s stockholders, other than Diamondback and its subsidiaries, at the special meeting of the Company’s stockholders held on May 1, 2025. At the special meeting, the Company’s stockholders also approved the Equity Issuance, as required under the Nasdaq Rules.

Immediately following the completion of the 2025 Drop Down, Diamondback beneficially owned approximately 53.7% of the Company’s outstanding Common Stock (or approximately 52% of the Common Stock on a fully diluted basis after giving effect to the outstanding TWR Class B Option). As a result, at the closing of the 2025 Drop Down, the Company regained its status as a “controlled company” under the applicable Nasdaq Rules; however, while the controlled company exemptions are again available to the Company, the Company’s board of directors does not currently intend to avail itself to these exemptions. See Note 1—Organization and Basis of Presentation for additional information on the available exemptions.

The Company funded the cash consideration for the 2025 Drop Down with a portion of the proceeds from the 2025 Equity Offering and borrowings under the Operating Company’s revolving credit facility. The 2025 Drop Down was accounted for as a transaction between entities under common control with the Endeavor Mineral and Royalty Interests recorded at Endeavor’s historical carrying value in the Company’s condensed consolidated balance sheet.

Cash Dividend

On May 1, 2025, the board of directors of the Company approved a cash dividend for the first quarter of 2025 of $0.57 per share of Class A Common Stock and $0.70 per OpCo Unit, in each case, payable on May 22, 2025, to holders of record at the close of business on May 15, 2025. The dividend on Class A Common Stock consists of a base quarterly dividend of $0.30 per share and a variable quarterly dividend of $0.27 per share.

Retirement of Notes

During the second quarter of 2025 through May 2, 2025, the Company opportunistically repurchased principal amounts of $36 million of our 5.375% Senior Notes due 2027 in open market transactions for total cash consideration of $36 million, at an average of 99.7% of par value.

14.    SEGMENT INFORMATION

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

The Company’s Chief Operating Decision Maker (“CODM”) uses the Company’s condensed consolidated financial results to assess performance, allocate resources and make key operating decisions, obtaining the board’s approval as required. The measures of segment profit or loss and total assets utilized by the CODM are net income and total assets, as reported on the condensed consolidated statements of operations and the condensed consolidated balance sheets, respectively. The significant expense categories, their amounts and other segment items that are regularly provided to the CODM are those that are reported in the Company’s condensed consolidated statements of operations.

The CODM uses consolidated net income as a measure of profitability to evaluate segment performance and to make capital allocation decisions such as reinvestment in the business or return of capital through the payment of base and variable dividends or repurchases under the share repurchase program.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto presented in this report as well as our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors. See Part II. Item 1A. Risk Factors and Cautionary Statement Regarding Forward-Looking Statements.

Overview

We are a publicly traded Delaware corporation focused on owning and acquiring mineral and royalty interests in oil and natural gas properties primarily in the Permian Basin. We operate in one reportable segment.

Recent Developments

2025 Drop Down Transaction

On May 1, 2025, we and the Operating Company completed the 2025 Drop Down for consideration consisting of (i) $1.0 billion in cash, and (ii) the issuance of 69,626,640 OpCo Units and an equivalent number of shares of our Class B Common Stock, subject to transaction costs and certain customary post-closing adjustments. The mineral and royalty interests acquired in the 2025 Drop Down represent approximately 22,847 net royalty acres in the Permian Basin, 69% of which are operated by Diamondback. We funded the cash consideration for the 2025 Drop Down with a portion of the proceeds from the 2025 Equity Offering and borrowings under the Operating Company’s revolving credit facility. The 2025 Drop Down was approved by (i) our audit committee comprised of all independent directors and the full board of directors, in each case on January 30, 2025, and (ii) the majority of our stockholders, other than Diamondback and its subsidiaries, at the special meeting of our stockholders held on May 1, 2025. At the special meeting, our stockholders also approved the Equity Issuance, as required under the Nasdaq Rules. See Note 13—Subsequent Events of the notes to the condensed consolidated financial statements for additional information on the acquisition.

Acquisitions Update

Morita Ranches Acquisition

On February 14, 2025, we completed the Morita Ranches Acquisition for consideration consisting of approximately (i) $211 million in cash, and (ii) 2,400,297 OpCo Units together with an equal number of shares of Class B Common Stock to be issued to the Morita Ranches Equity Recipients, including certain transaction costs and subject to certain customary post-closing adjustments. The mineral and royalty interests acquired in the Morita Ranches Acquisition represent approximately 1,691 net royalty acres located in the Permian Basin. We funded the cash consideration for the Morita Ranches Acquisition with proceeds from the 2025 Equity Offering.

Other Acquisitions

During the three months ended March 31, 2025, we acquired, in individually insignificant transactions from unrelated third-party sellers, mineral and royalty interests representing 166 net royalty acres in the Permian Basin for an aggregate purchase price of approximately $50 million, subject to customary post-closing adjustments.

After giving effect to the 2025 Drop Down, our footprint of mineral and royalty interests totals approximately 60,725 net royalty acres, approximately 59% of which are operated by Diamondback.

See Note 4—Acquisitions and Divestitures of the notes to the condensed consolidated financial statements for additional information on these acquisitions.

Retirement of Notes

During the second quarter of 2025 through May 2, 2025, we opportunistically repurchased principal amounts of $36 million of our 5.375% Senior Notes due 2027 in open market transactions for total cash consideration of $36 million, at an average of 99.7% of par value.

2025 Equity Offering

On February 3, 2025, we completed an underwritten public offering of 28,336,000 shares of our Class A Common Stock, which included 3,696,000 shares issued pursuant to an option to purchase additional shares of Class A Common Stock granted to the underwriters, at a price to the public of $44.50 per share, for total net proceeds of approximately $1.2 billion, after the underwriters’ discount and transaction costs. We used the net proceeds from the 2025 Equity Offering to fund (i) the cash consideration for the Morita Ranches Acquisition, (ii) a portion of the cash consideration for the 2025 Drop Down, and (iii) for general corporate purposes.

Commodity Prices

Prices for oil, natural gas and natural gas liquids are determined primarily by prevailing market conditions. Regional and worldwide economic activity, changes in trade or other government policies or regulations, including with respect to tariffs or other trade barriers, and any resulting trade tensions, extreme weather conditions and other substantially variable factors influence market conditions for these products. These factors are beyond our control and are difficult to predict. OPEC and its non-OPEC allies, known collectively as OPEC+, continue to meet regularly to evaluate the state of global oil supply, demand and inventory levels and can heavily influence volatility in oil prices. During the three months ended March 31, 2025 and 2024, WTI prices averaged $71.42 and $76.91 per Bbl, respectively, and Henry Hub prices averaged $3.87 and $2.10 per MMBtu, respectively.

For additional information around risks related to commodity prices, see Part II. Item 3. Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risk.

Guidance

The following table presents our current estimates of certain financial and operating results for the full year 2025, as well as production and cash tax guidance for the second quarter of 2025, giving effect to the impact of the 2025 Drop Down. Given recent market volatility, Diamondback and our other operators are closely monitoring the macro environment and may review their operating plans for the remainder of 2025, and thus our production guidance could be subject to change.

2025 Guidance
Q2 2025 net production - MBO/d	40.0 - 43.0
Q2 2025 net production - MBOE/d	72.5 - 78.0
Full year 2025 net production - MBO/d	41.0 - 43.5
Full year 2025 net production - MBOE/d	74.5 - 79.0

Costs ($/BOE)
Depletion	$15.50 - $16.50
Cash general and administrative expenses	$0.80 - $1.00
Non-cash share-based compensation	$0.10 - $0.20
Net interest expense	$2.00 - $2.50

Production and ad valorem taxes (% of revenue)	~7%
Cash tax rate (% of pre-tax income attributable to the Company)	21% - 23%
Q2 2025 cash taxes (in millions)(1)	$10 - $15
(1)Attributable to the Company.

Production and Operational Update

As of May 1, 2025, after giving effect to the 2025 Drop Down, there are 63 gross rigs operating on our mineral and royalty acreage, 16 of which are operated by Diamondback. Despite the potential for sustained weakness in commodity prices and reduced activity levels, we expect Viper’s production to remain durable in 2025.

The following table summarizes our gross well information as of May 1, 2025, after giving effect to the 2025 Drop Down:

	Diamondback Operated	Third-Party Operated	Total
Q1 2025 Horizontal wells turned to production(1)(2):
Gross wells	108	334	442
Net 100% royalty interest wells	4.3	3.7	8.0
Average percent net royalty interest	4.0%	1.1%	1.8%

Horizontal producing well count:
Gross wells	3,725	11,546	15,271
Net 100% royalty interest wells	235.0	165.0	400.0
Average percent net royalty interest	6.3%	1.4%	2.6%

Horizontal active development well count(3):
Gross wells	239	682	921
Net 100% royalty interest wells	13.0	10.4	23.4
Average percent net royalty interest	5.4%	1.5%	2.5%

Line of sight wells(4):
Gross wells	417	677	1,094
Net 100% royalty interest wells	27.1	8.9	36.0
Average percent net royalty interest	6.5%	1.3%	3.3%
(1)    Represents wells turned to production on our standalone acreage position; does not give effect to the 2025 Drop Down.
(2)    Average lateral length of 11,946.
(3)    The total 921 gross wells currently in the process of active development are those wells that have been spud and are expected to be turned to production within approximately the next six to eight months.
(4)    The total 1,094 gross line-of-sight wells are those that are not currently in the process of active development, but for which we have reason to believe will be turned to production within approximately the next 15 to 18 months. The expected timing of these line-of-sight wells is based primarily on permitting by third-party operators or Diamondback’s current expected completion schedule. Existing permits or active development of our royalty acreage does not ensure that those wells will be turned to production given the volatility in oil prices.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and December 31, 2024

The following table summarizes our income and expenses for the periods indicated:

	Three Months Ended
	March 31, 2025	December 31, 2024
	(In millions)
Operating income:
Oil income	$201	$192
Natural gas income	15	6
Natural gas liquids income	28	27
Royalty income	244	225
Lease bonus income	1	4
Total operating income	245	229
Costs and expenses:
Production and ad valorem taxes	17	16
Depletion	67	65
General and administrative expenses—related party	4	3
General and administrative expenses	2	1
Total costs and expenses	90	85
Income (loss) from operations	155	144
Other income (expense):
Interest expense, net	(13)	(19)
Gain (loss) on derivative instruments, net	32	6
Total other income (expense), net	19	(13)
Income (loss) before income taxes	174	131
Provision for (benefit from) income taxes	21	(142)
Net income (loss)	153	273
Net income (loss) attributable to non-controlling interest	78	63
Net income (loss) attributable to Viper Energy, Inc.	$75	$210

The following table summarizes our production data, average sales prices and average costs for the periods indicated:

	Three Months Ended
	March 31, 2025	December 31, 2024
Production data:
Oil (MBbls)	2,818	2,747
Natural gas (MMcf)	7,221	7,236
Natural gas liquids (MBbls)	1,142	1,209
Combined volumes (MBOE)(1)	5,164	5,162

Average daily oil volumes (BO/d)	31,311	29,859
Average daily combined volumes (BOE/d)	57,378	56,109

Average sales prices:
Oil ($/Bbl)	$71.33	$69.91
Natural gas ($/Mcf)	$2.08	$0.84
Natural gas liquids ($/Bbl)	$24.52	$22.15
Combined ($/BOE)(2)	$47.25	$43.56

Oil, hedged ($/Bbl)(3)	$70.26	$69.00
Natural gas, hedged ($/Mcf)(3)	$3.74	$1.05
Natural gas liquids ($/Bbl)(3)	$24.52	$22.15
Combined price, hedged ($/BOE)(3)	$48.99	$43.38

Average costs ($/BOE):
Production and ad valorem taxes	$3.29	$3.13
General and administrative - cash component	0.97	0.72
Total operating expense - cash	$4.26	$3.85

General and administrative - non-cash stock compensation expense	$0.19	$0.16
Interest expense, net	$2.52	$3.70
Depletion	$12.97	$12.51
(1)Bbl equivalents are calculated using a conversion rate of six Mcf per one Bbl.
(2)Realized price net of all deducts for gathering, transportation and processing.
(3)Hedged prices reflect the impact of cash settlements of our matured commodity derivative transactions on our average sales prices.

Significant changes in our revenues and expenses between the first quarter of 2025 and the fourth quarter of 2024 are discussed further below.

Royalty Income. Our royalty income is a function of oil, natural gas and natural gas liquids production volumes sold and average prices received for those volumes.

Royalty income increased by $19 million during the first quarter of 2025 compared to the fourth quarter of 2024. This net increase consisted of $16 million attributable to higher average oil, natural gas and natural gas liquids prices received for our production and an additional $3 million attributable to a higher percentage of combined production volumes coming from oil production in the first quarter of 2025 compared to the fourth quarter of 2024.

Production and Ad Valorem Taxes. The following table presents production and ad valorem taxes for the periods indicated:

	Three Months Ended
	March 31, 2025			December 31, 2024
	Amount (In millions)	Per BOE	Percentage of Royalty Income	Amount (In millions)	Per BOE	Percentage of Royalty Income
Production taxes	$13	$2.52	5.4%	$11	$2.16	4.9%
Ad valorem taxes	4	0.77	1.6	5	0.97	2.2
Total production and ad valorem taxes	$17	$3.29	7.0%	$16	$3.13	7.1%

In general, production taxes are directly related to production revenues and are based upon current year commodity prices. Production taxes as a percentage of royalty income for the first quarter of 2025 were relatively consistent with the fourth quarter of 2024 .

Derivative Instruments. The following table shows the net gain (loss) on derivative instruments and the net cash receipts (payments) on derivatives for the periods presented:

	Three Months Ended
	March 31, 2025	December 31, 2024
	(In millions)
Gain (loss) on derivative instruments	$32	$6
Net cash receipts (payments) on derivatives	$9	$(1)

The increase in gain on derivative instruments in the first quarter of 2025 compared to the fourth quarter of 2024 is primarily due to (i) an additional $10 million in cash receipts on settled natural gas basis swaps, (ii) a $7 million increase in the value of our open natural gas contracts primarily due to changes in the differential between prices for Waha Hub and Henry Hub, (iii) a $6 million decrease in the estimated fair value of our 2026 WTI Contingent Liability based on fluctuations in the projected WTI 2025 Average price, and (iv) a reduction of $3 million in the loss recognized on open oil contracts.

See Note 10—Derivatives of the notes to the condensed consolidated financial statements for additional discussion of our open contracts at March 31, 2025.

Provision for (Benefit from) Income Taxes. We recorded an income tax expense of $21 million and an income tax benefit of $142 million for the first quarter of 2025 and the fourth quarter of 2024, respectively. This change is primarily due to the release of our remaining valuation allowance during the fourth quarter of 2024. See Note 9—Income Taxes of the notes to the condensed consolidated financial statements for further discussion of income tax expense.

Net Income (Loss) Attributable to Non-controlling Interest. The $15 million increase in net income attributable to non-controlling interest for the first quarter of 2025 compared to the fourth quarter of 2024 is primarily due to an increase in net income before taxes and an increase in non-controlling interest resulting from the Morita Ranches Acquisition.

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table summarizes our income and expenses for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Operating income:
Oil income	$201	$177
Natural gas income	15	7
Natural gas liquids income	28	21
Royalty income	244	205
Lease bonus income	1	—
Total operating income	245	205
Costs and expenses:
Production and ad valorem taxes	17	14
Depletion	67	47
General and administrative expenses—related party	4	2
General and administrative expenses	2	3
Total costs and expenses	90	66
Income (loss) from operations	155	139
Other income (expense):
Interest expense, net	(13)	(20)
Gain (loss) on derivative instruments, net	32	(7)
Total other income (expense), net	19	(27)
Income (loss) before income taxes	174	112
Provision for (benefit from) income taxes	21	13
Net income (loss)	153	99
Net income (loss) attributable to non-controlling interest	78	56
Net income (loss) attributable to Viper Energy, Inc.	$75	$43

The following table summarizes our production data, average sales prices and average costs for the periods indicated:

	Three Months Ended March 31,
	2025	2024
Production data:
Oil (MBbls)	2,818	2,312
Natural gas (MMcf)	7,221	5,589
Natural gas liquids (MBbls)	1,142	954
Combined volumes (MBOE)(1)	5,164	4,198

Average daily oil volumes (BO/d)	31,311	25,407
Average daily combined volumes (BOE/d)	57,378	46,132

Average sales prices:
Oil ($/Bbl)	$71.33	$76.61
Natural gas ($/Mcf)	$2.08	$1.22
Natural gas liquids ($/Bbl)	$24.52	$22.17
Combined ($/BOE)(2)	$47.25	$48.85

Oil, hedged ($/Bbl)(3)	$70.26	$75.64
Natural gas, hedged ($/Mcf)(3)	$3.74	$1.12
Natural gas liquids ($/Bbl)(3)	$24.52	$22.17
Combined price, hedged ($/BOE)(3)	$48.99	$48.19

Average costs ($/BOE):
Production and ad valorem taxes	$3.29	$3.43
General and administrative - cash component	0.97	1.08
Total operating expense - cash	$4.26	$4.51

General and administrative - non-cash stock compensation expense	$0.19	$0.12
Interest expense, net	$2.52	$4.67
Depletion	$12.97	$11.18
(1)Bbl equivalents are calculated using a conversion rate of six Mcf per one Bbl.
(2)Realized price net of all deducts for gathering, transportation and processing.
(3)Hedged prices reflect the impact of cash settlements of our matured commodity derivative transactions on our average sales prices.

Significant changes in our revenues and expenses for the first quarter of 2025 as compared to the first quarter of 2024 are discussed further below.

Royalty Income. Our royalty income is a function of oil, natural gas and natural gas liquids production volumes sold and average prices received for those volumes.

Royalty income increased $39 million during the three months ended March 31, 2025 compared to the same period in 2024. This net increase consisted of an additional $45 million in royalty income from the 23% growth in production, partially offset by a decrease of $6 million due primarily to lower average prices received for our oil production during 2025 compared to the same period in 2024.

Approximately 33% of the overall increase in production is attributable to the Tumbleweed Acquisitions and approximately 5% is attributable to the Morita Ranches Acquisition. The remainder of the growth is primarily from new wells added between periods. See Note 4—Acquisitions and Divestitures of the notes to the condensed consolidated financial statements for additional discussion of our acquisitions.

Production and Ad Valorem Taxes. The following table presents production and ad valorem taxes for the periods indicated:

	Three Months Ended March 31,
	2025			2024
	Amount (In millions)	Per BOE	Percentage of Royalty Income	Amount (In millions)	Per BOE	Percentage of Royalty Income
Production taxes	$13	$2.52	5.4%	$10	$2.46	5.0%
Ad valorem taxes	4	0.77	1.6	4	0.97	2.0
Total production and ad valorem taxes	$17	$3.29	7.0%	$14	$3.43	7.0%

In general, production taxes are directly related to production revenues and are based upon current year commodity prices. Production taxes as a percentage of royalty income for the three months ended March 31, 2025 were relatively consistent with the same period in 2024.

Depletion. The increase in depletion expense of $20 million for the three months ended March 31, 2025 compared to the same period in 2024 consisted primarily of (i) $11 million from growth in production volumes, and (ii) $9 million due to an increase in the depletion rate to $12.97 per BOE for the three months ended March 31, 2025, resulting primarily from the addition of leasehold costs and reserves from the Tumbleweed Acquisitions and the Morita Ranches Acquisition compared to $11.18 per BOE for the same period in 2024.

Derivative Instruments. The following table shows the net gain (loss) on derivative instruments and the net cash receipts (payments) on derivatives for the periods presented:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Gain (loss) on derivative instruments	$32	$(7)
Net cash receipts (payments) on derivatives	$9	$(3)

The change to a gain on derivative instruments from a loss on derivative instruments for the three months ended March 31, 2025 compared to the same period in 2024 is primarily due to (i) an $18 million increase in the value of our open natural gas contracts primarily due to changes in the differential between prices for Waha Hub and Henry Hub on our basis swaps, (ii) a $12 million increase in cash receipts on settled natural gas basis swaps, (iii) a $7 million reduction in our deferred put premiums, (iv) a reduction of $3 million in the estimated fair value of our 2026 WTI Contingent Liability during the three months ended March 31, 2025, and (v) other insignificant changes.

See Note 10—Derivatives of the notes to the condensed consolidated financial statements for additional discussion of our open contracts at March 31, 2025.

Provision for (Benefit from) Income Taxes. The $8 million increase in income tax expense for the three months ended March 31, 2025 compared to the same period in 2024 primarily resulted from an increase in taxable income attributable to Viper Energy, Inc. See Note 9—Income Taxes of the notes to the condensed consolidated financial statements for further discussion of income tax expense.

Net Income (Loss) Attributable to Non-controlling Interest. The $22 million increase in net income attributable to non-controlling interest for the three months ended March 31, 2025 compared to the same period in 2024 is primarily due to (i) an increase in net income, and (ii) an increase in non-controlling interest in the Operating Company resulting from the issuance of OpCo Units to the Morita Ranches Equity Recipients in the first quarter of 2025 and to TWR IV in the fourth quarter of 2024. These increases in net income attributable to non-controlling interest were partially offset by a dilution of the non-controlling interest following the completion of the 2025 Equity Offering.

Liquidity and Capital Resources

Overview of Sources and Uses of Cash

As we pursue our business and financial strategy, we regularly consider which capital resources, including cash flow, equity and debt financings are available to meet our future financial obligations and liquidity requirements. Our future ability to grow proved reserves will be highly dependent on the capital resources available to us. Our primary sources of liquidity have been cash flows from operations, equity and debt offerings, borrowings under the Operating Company’s revolving credit facility and proceeds from sales of non-core assets. Our primary uses of cash have been dividends to our stockholders, Operating Company distributions to the holders of OpCo Units, repayments of debt, capital expenditures for the acquisition of our mineral and royalty interests in oil and natural gas properties, including the recently completed Morita Ranches Acquisition and the 2025 Drop Down, and repurchases of our Class A Common Stock. At March 31, 2025, we had approximately $1.9 billion of liquidity consisting of $560 million in cash and cash equivalents and $1.3 billion available under the Operating Company’s revolving credit facility. See further discussion of changes in our sources of cash in “—Capital Resources” below.

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

Continued prolonged volatility in the capital, financial and/or credit markets due to changing or adverse macroeconomic conditions, including tariffs, higher interest rates, global supply chain disruptions and actions taken by OPEC members and other exporting nations, the war in Ukraine, the Israel-Hamas war and other conflicts in the Middle East may limit our access to, or increase our cost of, capital or make capital unavailable on terms acceptable to us or at all. Although we expect that our sources of funding will be adequate to fund our short-term and long-term liquidity requirements, we cannot assure you that the needed capital will be available on acceptable terms or at all.

Cash Flows

The following table presents our cash flows for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Cash flow data:
Net cash provided by (used in) operating activities	$201	$115
Net cash provided by (used in) investing activities	(486)	(20)
Net cash provided by (used in) financing activities	818	(101)
Net increase (decrease) in cash and cash equivalents	$533	$(6)

Operating Activities

Our operating cash flow is sensitive to many variables, the most significant of which are the volatility of prices for oil and natural gas and the volumes of oil and natural gas sold by our producers. The increase in net cash provided by operating activities during the three months ended March 31, 2025 compared to the same period in 2024 was primarily driven by an increase in royalty income and other changes in our working capital accounts including the timing of when accounts receivable are collected. See “—Results of Operations” for discussion of significant changes in our revenues and expenses.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2025, was primarily related to acquisitions of oil and natural gas interests from the Morita Ranches Acquisition and other third parties, and includes a $223 million escrow deposit made for the 2025 Drop Down.

Net cash used in investing activities during the three months ended March 31, 2024 was primarily related to acquisitions of oil and natural gas interests from third parties.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2025 was primarily attributable to proceeds of $1.2 billion from the 2025 Equity Offering, offset by net repayments of $261 million on the Operating Company’s revolving credit facility and $153 million of dividends paid to holders of our Class A Common Stock.

Net cash used in financing activities during the three months ended March 31, 2024, primarily reflects the payment of dividends to holders of our Class A Common Stock totaling $111 million. These cash outflows were partially offset by net borrowings of $10 million under the Operating Company’s revolving credit facility.

Capital Resources

The Operating Company’s Revolving Credit Facility

At March 31, 2025, the Operating Company’s credit facility, which matures on September 22, 2028, had an elected commitment amount of $1.3 billion, with no outstanding borrowings and $1.3 billion of availability. See Note 6—Debt of the notes to the condensed consolidated financial statements included elsewhere in this report for additional discussion of our outstanding debt at March 31, 2025.

On May 1, 2025, we completed the 2025 Drop Down as discussed in Note 13—Subsequent Events of the notes to the condensed consolidated financial statements. Approximately $255 million of the cash consideration for this transaction was funded through borrowings under the Operating Company’s credit facility, reducing the amount that remained available for future borrowings under this facility to $995 million as of May 1, 2025. Following the close of the 2025 Drop Down, our long-term issuer default rating was upgraded to BBB- by Fitch.

2025 Equity Offering

During the first quarter of 2025, we completed an underwritten public offering of 28,336,000 shares of Class A Common Stock, at a price to the public of $44.50 per share for total net proceeds of approximately $1.2 billion, after the underwriters’ discount and transaction costs. For additional discussion of the 2025 Equity Offering, see Note 7—Stockholders' Equity of the notes to the condensed consolidated financial statements included elsewhere in this report.

Capital Requirements

Repurchases of Securities

Under our current common stock repurchase program, the board of directors has authorized us to acquire up to $750 million of our Class A Common Stock, excluding excise tax. As of March 31, 2025, $434 million remains available for use to repurchase shares under this repurchase program.

Retirement of Notes

During the second quarter of 2025 through May 2, 2025, we opportunistically repurchased principal amounts of $36 million of our 5.375% Senior Notes due 2027 in open market transactions for total cash consideration of $36 million, at an average of 99.7% of par value. We may continue from time to time to opportunistically repurchase some of the outstanding Notes in open market purchases or in privately negotiated transactions.

Cash Dividends

The Operating Company will pay a cash distribution for the first quarter of 2025 in accordance with its distribution policy of $0.70 per OpCo Unit on May 22, 2025 to eligible holders of record at the close of business on May 15, 2025.

We will pay a cash dividend for the first quarter of 2025 in accordance with our dividend policy of $0.57 per share of Class A Common Stock on May 22, 2025 to eligible holders of record at the close of business on May 15, 2025. The dividend to stockholders consists of a base quarterly dividend of $0.30 per share of Class A Common Stock and a variable quarterly dividend of $0.27 per share of Class A Common Stock. Future base and variable dividends are at the discretion of the board of directors.

See Note 7—Stockholders' Equity of the notes to the condensed consolidated financial statements for further discussion of the repurchase program and dividends.

Critical Accounting Estimates

There have been no changes to our critical accounting estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

At March 31, 2025, we had a net asset derivative position related to our commodity price derivatives of $36 million. Utilizing actual derivative contractual volumes under our contracts as of March 31, 2025, a 10% increase in forward curves associated with the underlying commodity would have increased the net asset position by $3 million to approximately $39 million, while a 10% decrease in forward curves associated with the underlying commodity would have decreased the net asset derivative position by $3 million to approximately $33 million. However, any cash derivative gain or loss may be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument.

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

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on our indebtedness under the Operating Company’s revolving credit facility. The terms of the credit facility provide for interest on borrowings at a floating rate equal to (i) term SOFR plus 0.10% (“Adjusted Term SOFR”), or (ii) an alternate base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.50%, and 1-month Adjusted Term SOFR plus 1.00%), in each case plus the applicable margin. The applicable margin ranges from 1.00% to 2.00% per annum in the case of the alternative base rate and from 2.00% to 3.00% per annum in the case of Adjusted Term SOFR, in each case depending on the amount of the loans outstanding in relation to the commitment, which is calculated using the least of the maximum credit amount, the aggregate elected commitment amount and the borrowing base. We are obligated to pay a quarterly commitment fee ranging from 0.375% to 0.500% per year on the unused portion of the commitment. As of March 31, 2025, we had no outstanding borrowings. During the three months ended March 31, 2025, the weighted average interest rate on the Operating Company’s revolving credit facility was 6.57%.

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

As of March 31, 2025, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under our Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2025, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

ITEM 1A.     RISK FACTORS

Our business faces many risks. Any of the risks discussed in this report and our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also materially impair our business operations, financial condition or future results. As of the date of this filing, we continue to be subject to the risk factors previously disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 26, 2025, and in subsequent filings we make with the SEC. Except as discussed below, there have been no material changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended December 31, 2024. For a discussion of the recent trends and uncertainties impacting our business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments.”

Changes in U.S. trade policy and the impact of tariffs may have a material adverse effect on our business and results of operations.

Our business and results of operations may be adversely affected by uncertainty and changes in U.S. trade policies, including tariffs, trade agreements or other trade restrictions imposed by the U.S. or other governments. In recent months, the uncertainty over such policies has caused substantial volatility in commodity, capital and financial markets, increased concerns over domestic and global inflation and adversely impacted consumer confidence in the U.S. and worldwide.

Tariffs or other trade restrictions may lead to continuing uncertainty and volatility in U.S. and global financial and economic conditions and commodity markets, declining consumer confidence, significant inflation and diminished expectations for the economy, and ultimately reduced demand for oil and natural gas. Such conditions could have a material adverse impact on our business, results of operations and cash flows. Also, disruptions and volatility in the financial markets may lead to adverse changes in the availability, terms and cost of capital. Such adverse changes could increase our costs of capital and limit our access to external financing sources to fund acquisitions, repurchases of securities or other capital requirements, and reduce cash available for distribution.

Changes in tariffs and trade restrictions can be announced with little or no advance notice. The adoption and expansion of tariffs or other trade restrictions, increasing trade tensions, or other changes in governmental policies related to taxes and tariffs, are difficult to predict, which makes attendant risks difficult to anticipate and mitigate. If we are unable to navigate further changes in U.S. or international trade policy, it could have a material adverse impact on our business and results of operations.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

Our common share repurchase activity for the three months ended March 31, 2025 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(3)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(2)(3)
	(In millions, except share amounts)
January 1, 2025 - January 31, 2025	—	$—	—	$434,161
February 1, 2025 - February 28, 2025	—	$—	—	$434,161
March 1, 2025 - March 31, 2025	6,527	$46.57	—	$434,161
Total	6,527	$46.57	—
(1)Includes 6,527 shares of Class A Common Stock repurchased from employees in order to satisfy tax withholding requirements. Such shares are cancelled and retired immediately upon repurchase.
(2)On July 26, 2022, the board of directors increased the authorization under our then-in-effect repurchase program from $250 million to $750 million. This repurchase program has no expiration date and remains subject to market conditions, applicable legal requirements, contractual obligations and other factors and may be suspended from time to time, modified, extended or discontinued by the board of directors at any time.
(3)All dollar amounts presented exclude excise taxes, as applicable.

ITEM 5.     OTHER INFORMATION

None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during our fiscal quarter ended March 31, 2025.

ITEM 6.     EXHIBITS

Exhibit Number	Description
2.1#
Equity Purchase Agreement, dated as of January 30, 2025, by and among Endeavor Energy Resources, LP, as seller, 1979 Royalties LP and 1979 Royalties GP, LLC, as companies, Viper Energy Partners LLC, as buyer, and Viper Energy, Inc., as parent (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (File 001-36505) filed on January 30, 2025).

3.1	Certificate of Incorporation of Viper Energy, Inc. (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K, filed by Viper Energy Partners LP with the SEC on November 2, 2023).
3.2	Amended and Restated Bylaws of Viper Energy Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File 001-36505), filed on December 9, 2024).
3.3
Third Amended and Restated Limited Liability Company Agreement of Viper Energy Partners LLC, dated as of October 1, 2024 (including the updated Exhibit A as of May 1, 2025) (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File 001-36505), filed on May 5, 2025).

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

4.3
Registration Rights Agreement, dated as of February 14, 2025, by and among Viper Energy, Inc. and certain affiliates of Morita Ranches Minerals, LLC (incorporated by reference to Exhibit 4.4 of the Company’s Annual Report on Form 10-K (File 001-36505) filed on February 26, 2025).

4.4
Class B Common Stock Option Agreement, dated as of October 1, 2024, by and between Viper Energy, Inc., Viper Energy Partners LLC and Tumbleweed Royalty IV, LLC (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File 001-36505) filed on October 2, 2024).

4.5
Second Amended and Restated Exchange Agreement, dated October 1, 2024, by and among Viper Energy, Inc., Viper Energy Partners LLC, Diamondback E&P LLC, Diamondback Energy, Inc. and Tumbleweed Royalty IV, LLC (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (File 001-36505) filed on October 2, 2024).

4.6
Exchange Agreement, dated as of February 14, 2025, by and among the Company, Viper Energy Partners LLC and certain affiliates of Morita Ranches Minerals, LLC (incorporated by reference to Exhibit 4.5 of the Company’s Annual Report on Form 10-K (File No. 001-36505) filed on February 26, 2025).

21.1*	List of Significant Subsidiaries of Viper Energy, Inc.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1**
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

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

VIPER ENERGY, INC.

		By:	VIPER ENERGY, INC.

Date:	May 7, 2025	By:	/s/ Kaes Van’t Hof
Kaes Van’t Hof
Chief Executive Officer

Date:	May 7, 2025	By:	/s/ Teresa L. Dick
Teresa L. Dick
Chief Financial Officer