Form 10-Q
period 2025-06-30
Viper Energy, Inc.
filed 2025-08-06
CIK 1602065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2025
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
(Registrant’s telephone number, including area code)

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

As of August 1, 2025, 131,082,565 shares of Class A Common Stock and 157,458,390 shares of Class B Common Stock of the registrant were outstanding.

VIPER ENERGY, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2025
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

Nasdaq	The Nasdaq Global Select Market.
Net debt	Net debt, a non GAAP measure, is debt (excluding debt issuance costs, discounts and premiums) less cash and cash equivalents.
Notes	The outstanding senior notes of Viper Energy, Inc. issued under indentures where Viper Energy Partners LLC is the sole guarantor, consisting of the 5.375% Senior Notes due 2027 and the 7.375% Senior Notes due 2031.
OpCo Unit	Limited liability company membership interest in Viper Energy Partners LLC.
OPEC	Organization of the Petroleum Exporting Countries.
Operating Company	Viper Energy Partners LLC, a Delaware limited liability company and a consolidated subsidiary of Viper Energy, Inc.
SEC	United States Securities and Exchange Commission.
Securities Act	The Securities Act of 1933, as amended.
SOFR	The secured overnight financing rate.
Wells Fargo	Wells Fargo Bank, National Association.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Various statements contained in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which involve risks, uncertainties and assumptions. All statements, other than statements of historical fact, including statements regarding our: future performance; business strategy; future operations; estimates and projections of operating income, losses, costs and expenses, returns, cash flow and financial position; production levels on properties in which we have mineral and royalty interests, developmental activity by other operators; reserve estimates and our ability to replace or increase reserves; anticipated benefits or other effects of strategic transactions; and plans and objectives of management (including Diamondback’s plans for developing our acreage and our cash dividend policy and repurchases of our Class A Common Stock and/or Notes) are forward-looking statements. When used in this report, the words “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “guidance,” “intend,” “may,” “model,” “outlook,” “plan,” “positioned,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions (including the negative of such terms) as they relate to us are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. Although we believe that the expectations and assumptions reflected in our forward-looking statements are reasonable as and when made, they involve risks and uncertainties that are difficult to predict and, in many cases, beyond our control. In particular, the factors discussed in this report and detailed under Part II. Item 1A. Risk Factors and our Annual Report on Form 10-K for the year ended December 31, 2024, could affect our actual results and cause our actual results to differ materially from expectations, estimates or assumptions expressed, forecasted or implied in such forward-looking statements. Unless the context requires otherwise, references to “we,” “us,” “our” or the “Company” are intended to mean the business and operations of the Company and the Operating Company.

Factors that could cause the outcomes to differ materially include (but are not limited to) the following:

•changes in supply and demand levels for oil, natural gas and natural gas liquids and the resulting impact on the price for those commodities;
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
•changes in U.S. energy, environmental, monetary and trade policies, including with respect to tariffs or other trade barriers and any resulting trade tensions;
•conditions in the capital, financial and credit markets, including the availability and pricing of capital for drilling and development by our operators and environmental and social responsibility projects undertaken by Diamondback and our other operators;
•changes in availability or cost of rigs, equipment, raw materials, supplies and oilfield services impacting our operators;
•changes in safety, health, environmental, tax and other regulations or requirements impacting us or our operators (including those addressing air emissions, water management, or the impact of global climate change);
v

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
•changes in our credit rating;
•risks related to the Pending Sitio Acquisition (defined below), including failure to consummate or realize the anticipated benefits from the Pending Sitio Acquisition;
•failure to realize anticipated benefits from the recently completed 2025 Drop Down or our other recent acquisitions discussed in this report; and
•other risks and factors disclosed in this report.

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

PART I. FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Viper Energy, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2025	2024
	(In millions, except par values and share data)
Assets
Current assets:
Cash and cash equivalents	$28	$27
Royalty income receivable (net of allowance for credit losses)	203	149
Royalty income receivable—related party	189	31
Income tax receivable	2	2
Derivative instruments	15	18
Prepaid expenses and other current assets	6	11
Total current assets	443	238
Property:
Oil and natural gas interests, full cost method of accounting ($3,873 and $2,180 excluded from depletion at June 30, 2025 and December 31, 2024, respectively)	10,560	5,713
Land	6	6
Accumulated depletion and impairment	(1,272)	(1,081)
Property, net	9,294	4,638
Deferred income taxes (net of allowances)	42	185
Other assets	9	8
Total assets	$9,788	$5,069
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable—related party	$—	$2
Accrued liabilities	66	43
Derivative instruments	2	2
Income taxes payable	4	2
Total current liabilities	72	49
Long-term debt, net	1,098	1,083
Derivative instruments	7	—
Other long-term liabilities	—	30
Total liabilities	1,177	1,162
Commitments and contingencies (Note 12)
Stockholders’ equity:
Class A Common Stock, $0.000001 par value: 1,000,000,000 shares authorized; 131,067,235 shares issued and outstanding as of June 30, 2025 and 102,977,142 shares issued and outstanding as of December 31, 2024	—	—
Class B Common Stock, $0.000001 par value: 1,000,000,000 shares authorized; 157,458,390 shares issued and outstanding as of June 30, 2025 and 85,431,453 shares issued and outstanding as of December 31, 2024	—	—
Additional paid-in capital	3,350	1,569
Retained earnings (accumulated deficit)	70	118
Total Viper Energy, Inc. stockholders’ equity	3,420	1,687
Non-controlling interest	5,191	2,220
Total equity	8,611	3,907
Total liabilities and stockholders’ equity	$9,788	$5,069

See accompanying notes to condensed consolidated financial statements.

Viper Energy, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions, except per share amounts, shares in thousands)
Operating income:
Oil income	$241	$194	$442	$371
Natural gas income	10	1	25	8
Natural gas liquids income	36	20	64	41
Royalty income	287	215	531	420
Lease bonus income	10	1	11	1
Total operating income	297	216	542	421
Costs and expenses:
Production and ad valorem taxes	21	16	38	30
Depletion	124	48	191	95
General and administrative expenses—related party	3	2	7	4
General and administrative expenses	4	2	6	5
Transaction expenses	10	—	10	—
Total costs and expenses	162	68	252	134
Income (loss) from operations	135	148	290	287
Other income (expense):
Interest expense, net	(15)	(18)	(28)	(38)
Gain (loss) on derivative instruments, net	(29)	5	3	(2)
Total other income (expense), net	(44)	(13)	(25)	(40)
Income (loss) before income taxes	91	135	265	247
Provision for (benefit from) income taxes	7	12	28	25
Net income (loss)	84	123	237	222
Net income (loss) attributable to non-controlling interest	47	66	125	122
Net income (loss) attributable to Viper Energy, Inc.	$37	$57	$112	$100

Net income (loss) attributable to common shares:
Basic	$0.28	$0.62	$0.89	$1.12
Diluted	$0.28	$0.62	$0.89	$1.12
Weighted average number of common shares outstanding:
Basic	131,107	91,424	126,045	89,480
Diluted	131,156	91,424	126,160	89,570

See accompanying notes to condensed consolidated financial statements.

Viper Energy, Inc.
Condensed Consolidated Statements of Changes to Stockholders' Equity
(Unaudited)

	Common Stock(1)
			Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Non-Controlling Interest	Total
	Class A Shares	Class B Shares

	(In millions, shares in thousands)
Balance at December 31, 2024	102,977	85,431	$1,569	$118	$2,220	$3,907
Common shares issued for acquisition	—	2,400	—	—	—	—
OpCo Units issued for acquisition	—	—	—	—	119	119
Net proceeds from the issuance of Common Stock	28,336	—	1,232	—	—	1,232
Equity-based compensation	—	—	1	—	—	1
Issuance of shares upon vesting of equity awards	10	—	—	—	—	—
Dividends to stockholders	—	—	—	(85)	—	(85)
Dividends to Diamondback	—	—	—	—	(59)	(59)
Dividends to other non-controlling interest	—	—	—	—	(9)	(9)
Change in ownership of consolidated subsidiaries, net	—	—	(236)	—	300	64
Net income (loss)	—	—	—	75	78	153
Balance at March 31, 2025	131,323	87,831	2,566	108	2,649	5,323
Common shares issued to related party	—	69,627	—	—	—	—
OpCo Units issued to related party	—	—	—	—	3,618	3,618
Equity-based compensation	—	—	2	—	—	2
Dividends to stockholders	—	—	—	(75)	—	(75)
Dividends to Diamondback	—	—	—	—	(109)	(109)
Dividends to other non-controlling interest	—	—	—	—	(8)	(8)
Change in ownership of consolidated subsidiaries, net	—	—	792	—	(1,006)	(214)
Repurchases as part of share buyback	(256)	—	(10)	—	—	(10)
Net income (loss)	—	—	—	37	47	84
Balance at June 30, 2025	131,067	157,458	$3,350	$70	$5,191	$8,611
(1)    The par values of the outstanding shares of Class A Common Stock and Class B Common Stock each round to zero during the periods presented.

See accompanying notes to condensed consolidated financial statements.

Viper Energy, Inc.
Condensed Consolidated Statements of Changes to Stockholders' Equity - (Continued)
(Unaudited)

	Common Stock(1)
			Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Non-Controlling Interest	Total
	Class A Shares	Class B Shares

	(In millions, shares in thousands)
Balance at December 31, 2023	86,144	90,710	$1,031	$(17)	$1,843	$2,857
Common Stock converted in Diamondback Offering	5,279	(5,279)	—	—	—	—
Issuance of shares upon vesting of equity awards	1	—	—	—	—	—
Dividends to stockholders	—	—	—	(44)	—	(44)
Dividends to Diamondback	—	—	—	(4)	(63)	(67)
Change in ownership of consolidated subsidiaries, net	—	—	70	—	(51)	19
Net income (loss)	—	—	—	43	56	99
Balance at March 31, 2024	91,424	85,431	1,101	(22)	1,785	2,864
Equity-based compensation	—	—	1	—	—	1
Dividends to stockholders	—	—	—	(54)	—	(54)
Dividends to Diamondback	—	—	—	—	(60)	(60)
Change in ownership of consolidated subsidiaries, net	—	—	7	—	(7)	—
Net income (loss)	—	—	—	57	66	123
Balance at June 30, 2024	91,424	85,431	$1,109	$(19)	$1,784	$2,874
(1)    The par values of the outstanding shares of Class A Common Stock and Class B Common Stock each round to zero during the periods presented.

See accompanying notes to condensed consolidated financial statements.

Viper Energy, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2025	2024
	(In millions)
Cash flows from operating activities:
Net income (loss)	$237	$222
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for (benefit from) deferred income taxes	(6)	(2)
Depletion	191	95
(Gain) loss on derivative instruments, net	(3)	2
Net cash receipts (payments) on derivatives	12	(2)
Other	4	3
Changes in operating assets and liabilities:
Royalty income receivable	(54)	(23)
Royalty income receivable—related party	(8)	(32)
Accounts payable and accrued liabilities	(7)	(5)
Accounts payable—related party	(2)	(1)
Income taxes payable	2	—
Other	7	2
Net cash provided by (used in) operating activities	373	259
Cash flows from investing activities:
Acquisitions of oil and natural gas interests—related party	(981)	—
Acquisitions of oil and natural gas interests	(279)	(29)
Proceeds from sale of oil and natural gas interests	—	90
Net cash provided by (used in) investing activities	(1,260)	61
Cash flows from financing activities:
Proceeds from borrowings under credit facility	740	95
Repayment on credit facility	(676)	(181)
Repayment of Notes	(50)	—
Net proceeds from public offering	1,232	—
Repurchases under share buyback program	(10)	—
Dividends to stockholders	(160)	(98)
Dividends to Diamondback	(168)	(127)
Dividends to other non-controlling interest	(17)	—
Other	(3)	—
Net cash provided by (used in) financing activities	888	(311)
Net increase (decrease) in cash and cash equivalents	1	9
Cash, cash equivalents and restricted cash at beginning of period	27	26
Cash, cash equivalents and restricted cash at end of period	$28	$35

Supplemental disclosure of cash flow information:
Interest paid	$(35)	$(39)
Cash (paid) received for income taxes	$(24)	$(27)

Supplemental disclosure of non—cash transactions:
OpCo Units issued for acquisition	$(119)	$—
OpCo Units issued to related party	$(3,618)	$—
See accompanying notes to condensed consolidated financial statements.

Viper Energy, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION

Organization

Viper Energy, Inc. (the “Company”) is a publicly traded Delaware corporation focused on owning and acquiring mineral interests and royalty interests in oil and natural gas properties primarily in the Permian Basin. As of June 30, 2025, Viper Energy, Inc. owned approximately 43.9% of the outstanding OpCo Units and was the managing member of the Operating Company.

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

Effective as of March 8, 2024, the Company’s board of directors formed (i) the compensation committee for purposes of making certain executive and other compensation decisions, and (ii) the nominating and corporate governance committee for purposes of making certain nominating and corporate governance decisions, with each such committee’s rights and obligations being subject to the terms and conditions of (x) the Company’s certificate of incorporation, (y) such committee’s charter as adopted by the board, and (z) the services and secondment agreement, dated as of November 2, 2023, pursuant to which Diamondback provides personnel and general and administrative services to us, including the services of the executive officers and other employees.

On May 1, 2025, immediately following the completion of the 2025 Drop Down (as defined and discussed in Note 4—Acquisitions and Divestitures), Diamondback beneficially owned approximately 53.7% of the Company’s outstanding Common Stock (or approximately 52% of the Common Stock on a fully diluted basis after giving effect to the outstanding TWR Class B Option, as defined and discussed in Note 4—Acquisitions and Divestitures). As a result, at the closing of the 2025 Drop Down, the Company regained its status as a “controlled company” under the applicable Nasdaq Rules; however, while the controlled company exemptions are again available to the Company, the Company’s board of directors does not currently intend to avail itself of these exemptions.

As of June 30, 2025, Diamondback beneficially owned approximately 53.7% of the outstanding voting power of the Company’s capital stock.

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

Making accurate estimates and assumptions is particularly difficult in the oil and natural gas industry given the challenges resulting from volatility in oil and natural gas prices. For instance, conflicts in the Middle East and globally, higher interest rates, effects of tariffs, actions taken by OPEC and its non-OPEC allies, known collectively as OPEC+, global supply chain disruptions and measures to combat persistent inflation and instability in the financial sector have contributed to recent pricing and economic volatility. The financial results of companies in the oil and natural gas industry have been and may continue to be impacted materially as a result of changing market conditions. Such circumstances generally increase uncertainty in the Company’s accounting estimates, particularly those involving financial forecasts.

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

Related Party Transactions

Royalty Income Receivable

As of June 30, 2025 and December 31, 2024, Diamondback, either directly or through its consolidated subsidiaries, owed the Company $189 million and $31 million, respectively, for royalty income received from third parties for the Company’s production, which had not yet been remitted to the Company.

Other Related Party Transactions

See Note 4—Acquisitions and Divestitures for significant related party acquisitions of oil and natural gas interests.

See Note 7—Stockholders’ Equity for further details regarding equity transactions with related parties.

All other significant related party transactions with Diamondback or its affiliates have been stated on the face of the condensed consolidated financial statements.

Viper Energy, Inc.
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
Accrued Liabilities

Accrued liabilities consist of the following as of the dates indicated:

	June 30,	December 31,
	2025	2024
	(In millions)
Interest payable	$9	$10
Ad valorem taxes payable	13	20
Derivatives instruments payable	1	1
Acquisition adjustment accrual	5	9
2026 WTI Contingent Liability	30	—
Accrued transaction costs	5	—
Other	3	3
Total accrued liabilities	$66	$43

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

Viper Energy, Inc.
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
The following tables disaggregate the Company’s revenue from oil, natural gas and natural gas liquids by revenue generated from production on properties operated by Diamondback and revenue generated from production on properties operated by third parties:

	Three Months Ended June 30,
	2025			2024
	Revenue Generated from Diamondback Operated Properties	Revenue Generated from Third-Party Operated Properties	Total	Revenue Generated from Diamondback Operated Properties	Revenue Generated from Third-Party Operated Properties	Total
	(In millions)
Oil income	$144	$97	$241	$100	$94	$194
Natural gas income	8	2	10	1	—	1
Natural gas liquids income	25	11	36	11	9	20
Total royalty income	$177	$110	$287	$112	$103	$215

	Six Months Ended June 30,
	2025			2024
	Revenue Generated from Diamondback Operated Properties	Revenue Generated from Third-Party Operated Properties	Total	Revenue Generated from Diamondback Operated Properties	Revenue Generated from Third-Party Operated Properties	Total
	(In millions)
Oil income	$264	$178	$442	$195	$176	$371
Natural gas income	17	8	25	4	4	8
Natural gas liquids income	41	23	64	22	19	41
Total royalty income	$322	$209	$531	$221	$199	$420

4.    ACQUISITIONS AND DIVESTITURES

2025 Activity

Pending Sitio Acquisition

On June 2, 2025, the Company and the Operating Company entered into an Agreement and Plan of Merger (the “Sitio Merger Agreement”) with Sitio Royalties Corp. (“Sitio”), Sitio Royalties Operating Partnership, LP, a subsidiary of Sitio (“Sitio OpCo”), New Cobra Pubco, Inc., a wholly owned subsidiary of the Company (“New Viper”), Cobra Merger Sub, Inc., a wholly owned subsidiary of New Viper (“Viper Merger Sub”) and Scorpion Merger Sub, Inc., a wholly owned subsidiary of New Viper (“Sitio Merger Sub”).

Pursuant to the terms of the Sitio Merger Agreement, New Viper will acquire Sitio in an all-equity transaction valued at approximately $4.1 billion (including the redemption of Sitio’s net debt of approximately $1.1 billion as of June 30, 2025) (the “Pending Sitio Acquisition”) through: (i) the merger of Sitio Merger Sub with and into Sitio, with Sitio continuing as the surviving corporation and a wholly owned subsidiary of New Viper (the “Sitio Pubco Merger”), (ii) the merger of Viper Merger Sub with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of New Viper (the “Viper Pubco Merger” and, together with the Sitio Pubco Merger, the “Pubco Mergers”), and (iii) the merger of Sitio OpCo with and into the Operating Company, with the Operating Company continuing as the surviving entity (the “OpCo Merger” and, together with the Pubco Mergers, the “Sitio Mergers”), in each case on the terms set forth in the Sitio Merger Agreement. At the effective time of the Sitio Pubco Merger (the “Sitio Pubco Merger Effective Time”), (A) each share of Sitio’s Class A common stock issued and outstanding immediately prior to the Sitio Pubco Merger Effective Time will be cancelled and automatically converted into the right to receive 0.4855 fully paid and nonassessable shares of New Viper’s Class

Viper Energy, Inc.
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
A common stock, and (B) each share of Sitio’s Class C common stock issued and outstanding immediately prior to the Sitio Pubco Merger Effective Time will be automatically cancelled and cease to exist.

At the effective time of the Viper Pubco Merger (the “Viper Pubco Merger Effective Time”), (A) each share of the Company’s Class A Common Stock issued and outstanding immediately prior to the Viper Pubco Merger Effective Time will be cancelled and automatically converted into one share of New Viper’s Class A common stock, and (B) each share of the Company’s Class B Common Stock issued and outstanding immediately prior to the Viper Pubco Merger Effective Time will be automatically cancelled and converted into one share of New Viper’s Class B common stock.

Following the Pubco Mergers, at the effective time of the OpCo Merger (the “OpCo Merger Effective Time”), (A) each common unit representing a limited partnership interest in Sitio OpCo (each, a “Sitio OpCo Unit”) held by the Company, Sitio, New Viper or any of their wholly owned subsidiaries immediately prior to the OpCo Merger Effective Time will automatically convert into 0.4855 OpCo Units, and (B) each other Sitio OpCo Unit issued and outstanding immediately prior to the OpCo Merger Effective Time will be converted into the right to receive (i) 0.4855 OpCo Units, and (ii) 0.4855 shares of New Viper’s Class B common stock.

The completion of the Pending Sitio Acquisition is subject to (i) the receipt of the required approvals from the stockholders of both Sitio and the Company, (ii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR Act”), as amended, which period expired at 11:59 p.m. Eastern Time on July 21, 2025, (iii) the absence of any governmental order or law that makes consummation of the Pending Sitio Acquisition illegal or otherwise prohibited, (iv) New Viper’s registration statement on Form S-4 having been declared effective by the SEC under the Securities Act, which occurred on July 18, 2025, and (v) the shares of New Viper Class A common stock issuable in connection with the Pending Sitio Acquisition having been authorized for listing on the Nasdaq, subject to official notice of issuance. The obligation of each party to consummate the Pending Sitio Acquisition is further conditioned upon certain of the parties’ representations and warranties being true and correct (subject to certain materiality exceptions), the absence of a material adverse effect on each party, the parties having performed in all material respects their respective obligations under the Sitio Merger Agreement and the receipt by each party of certain tax opinions.

On June 2, 2025, following the execution of the Sitio Merger Agreement, Diamondback, Diamondback E&P LLC and Endeavor Energy Resources, LP (“Endeavor”), who together hold a majority of the voting power of the Company’s Common Stock, delivered a written consent approving the Sitio Merger Agreement and the transactions contemplated thereby, which constitutes the requisite approval of the Company’s stockholders under the Sitio Merger Agreement. Sitio will be hosting a special meeting of their stockholders on August 18, 2025, to vote on the proposal to approve the Pending Sitio Acquisition. The Pending Sitio Acquisition is expected to close in the third quarter of 2025, subject to the satisfaction or waiver of closing conditions.

The mineral and royalty interests to be acquired in the Pending Sitio Acquisition represent approximately 25,300 net royalty acres in the Permian Basin and approximately 9,000 net royalty acres in the Denver-Julesburg, Eagle Ford and Williston basins, for total acreage of approximately 34,300 net royalty acres. Upon completion of the Pending Sitio Acquisition, the Company expects to own 85,700 net royalty acres in the Permian Basin, approximately 43% of which will be operated by Diamondback and an average 1.8% net royalty interest in approximately 33,300 gross producing horizontal wells (approximately 608 net wells) with estimated average production of 64 - 68 MBO/d (122 - 130 MBOE/d) in the fourth quarter of 2025. Immediately following the closing of the Pending Sitio Acquisition, Diamondback is expected to beneficially own approximately 41% of the Company’s outstanding Common Stock. As such, the Company will again cease to be a controlled company under the Nasdaq Rules.

The Pending Sitio Acquisition will be accounted for as an asset acquisition in accordance with ASC 805.

2025 Drop Down Transaction

On May 1, 2025, the Company and the Operating Company, as buyer parties, acquired all of the issued and outstanding equity interests in 1979 Royalties, LP and 1979 Royalties GP, LLC from Endeavor, each a seller party and a subsidiary of Diamondback, pursuant to a definitive equity purchase agreement for consideration consisting of (i) $1.0 billion in cash, and (ii) the issuance of 69,626,640 OpCo Units and an equivalent number of shares of the Company’s Class B Common Stock (collectively, the “Drop Down Equity Issuance”), subject to transaction costs and certain customary post-closing adjustments (the “2025 Drop Down”). The OpCo Units and the Class B Common Stock issued in the 2025 Drop Down, as well

Viper Energy, Inc.
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
as the OpCo Units and Class B Common Stock otherwise beneficially owned by Diamondback, are exchangeable from time to time for shares of the Company’s Class A Common Stock (that is, one OpCo Unit and one share of Class B Common Stock, together, are exchangeable for one share of Class A Common Stock). The shares of Class A Common Stock that may be issued to Diamondback and/or its subsidiaries upon exchange of their OpCo Units and shares of Class B Common Stock, including those OpCo Units and shares of Class B Common Stock issued at the closing of the 2025 Drop Down, are subject to the Company’s existing registration rights agreement with Diamondback, dated as of November 13, 2023, previously filed by the Company with the SEC.

The mineral and royalty interests acquired in the 2025 Drop Down represent approximately 24,446 net royalty acres in the Permian Basin, 69% of which are operated by Diamondback, and have an average net royalty interest of approximately 2.2% and current oil production of approximately 17,097 BO/d (the “Endeavor Mineral and Royalty Interests”). The Endeavor Mineral and Royalty Interests include interests in horizontal wells comprised of 5,574 gross proved developed production wells (of which approximately 32% are operated by Diamondback), 116 gross completed wells and 394 gross drilled but uncompleted wells, all of which are principally concentrated in the Midland Basin, with the balance located primarily in the Delaware and Williston Basins.

The 2025 Drop Down was approved by (i) the Company’s audit committee comprised of all independent directors and the full board of directors, in each case on January 30, 2025, and (ii) the majority of the Company’s stockholders, other than Diamondback and its subsidiaries, at the special meeting of the Company’s stockholders held on May 1, 2025. At the special meeting, the Company’s stockholders also approved the Drop Down Equity Issuance, as required under the Nasdaq Rules.

The Company funded the cash consideration for the 2025 Drop Down with a portion of the proceeds from the 2025 Equity Offering (as defined and discussed in Note 7—Stockholders’ Equity) and borrowings under the Operating Company’s revolving credit facility. The 2025 Drop Down was accounted for as a transaction between entities under common control, with the Endeavor Mineral and Royalty Interests recorded at Endeavor’s historical carrying value in the Company’s condensed consolidated balance sheet.

Morita Ranches Acquisition

On February 14, 2025, the Company completed an acquisition of certain mineral and royalty interests located in Howard County, Texas from Morita Ranches Minerals, LLC (“Morita Ranches”) (the “Morita Ranches Acquisition”) pursuant to a definitive purchase and sale agreement for consideration consisting of approximately (i) $207 million in cash, and (ii) 2,400,297 OpCo Units together with an equal number of shares of the Company’s Class B Common Stock issued to certain affiliate designees of Morita Ranches (the “Morita Ranches Equity Recipients”), including certain transaction costs and customary post-closing adjustments. At the closing of the Morita Ranches Acquisition, the Morita Ranches Equity Recipients (i) became parties to the Third Amended and Restated Limited Liability Agreement of the Operating Company, dated as of October 1, 2024, as amended, and (ii) entered into an Exchange Agreement with the Company and the Operating Company to provide for the right to exchange the OpCo Units and shares of the Company’s Class B Common Stock acquired by the Morita Ranches Equity Recipients at the closing of the Morita Ranches Acquisition for an equal number of shares of the Company’s Class A Common Stock. In addition, at the closing of the Morita Ranches Acquisition, the Company entered into a registration rights agreement with the Morita Ranches Equity Recipients, pursuant to which the Morita Ranches Equity Recipients received certain demand and piggyback registration rights with respect to the shares of the Company’s Class A Common Stock that may be acquired by them in exchange for OpCo Units and shares of the Company’s Class B Common Stock.

The mineral and royalty interests included in the Morita Ranches Acquisition represent approximately 1,691 net royalty acres in the Permian Basin, 75% of which are operated by Diamondback, and have an average net royalty interest of approximately 10.9%. The Company funded the cash consideration for the Morita Ranches Acquisition with proceeds from the 2025 Equity Offering.

Other Acquisitions

During the six months ended June 30, 2025, the Company acquired, in individually insignificant transactions from unrelated third-party sellers, mineral and royalty interests representing 203 net royalty acres in the Permian Basin for an aggregate purchase price of approximately $63 million, subject to customary post-closing adjustments.

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

TWR IV can exchange some or all of its OpCo Units for an equal number of shares of the Company’s Class A Common Stock and any OpCo Units so exchanged will reduce the number of shares of Class B Common Stock subject to the TWR Class B Option. The mineral and royalty interests acquired in the TWR Acquisition represent approximately 3,067 net royalty acres located primarily in the Permian Basin. The Company funded the cash consideration for the TWR Acquisition through a combination of cash on hand, borrowings under the Operating Company’s revolving credit facility and proceeds from the 2024 Equity Offering as defined and discussed in Note 7—Stockholders’ Equity.

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

Viper Energy, Inc.
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
The Company records the Q Contingent Liability, the M Contingent Liability and the TWR Contingent Liability (collectively, the “2026 WTI Contingent Liability”) at their aggregate estimated fair values on a quarterly basis as discussed further in Note 11—Fair Value Measurements. At June 30, 2025, the aggregate estimated fair value of the 2026 WTI Contingent Liability was $30 million.

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

5.    OIL AND NATURAL GAS INTERESTS

Oil and natural gas interests include the following for the periods presented:

	June 30,	December 31,
	2025	2024
	(In millions)
Oil and natural gas interests:
Subject to depletion	$6,687	$3,533
Not subject to depletion	3,873	2,180
Gross oil and natural gas interests	10,560	5,713
Accumulated depletion and impairment	(1,272)	(1,081)
Oil and natural gas interests, net	9,288	4,632
Land	6	6
Property, net of accumulated depletion and impairment	$9,294	$4,638

As of June 30, 2025 and December 31, 2024, the Company had mineral and royalty interests representing approximately 61,275 and 35,671 net royalty acres, respectively.

No impairment expense was recorded on the Company’s oil and natural gas interests for the three and six months ended June 30, 2025 and 2024 based on the results of the respective quarterly ceiling tests. In addition to commodity prices, the Company’s production rates, levels of proved reserves, transfers of unevaluated properties and other factors will determine its actual ceiling test limitations and impairment analysis in future periods. If the trailing 12-month commodity prices decline as compared to the commodity prices used in prior quarters, the Company could have material write-downs in subsequent quarters.

Viper Energy, Inc.
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
6.    DEBT

Long-term debt consisted of the following as of the dates indicated:

	June 30,	December 31,
	2025	2024
	(In millions)
5.375% Senior Notes due 2027	$380	$430
7.375% Senior Notes due 2031	400	400
Revolving credit facility	325	261
Unamortized debt issuance costs	(5)	(6)
Unamortized discount costs	(2)	(2)
Total long-term debt	$1,098	$1,083

The Operating Company’s Revolving Credit Facility

On June 12, 2025, the Company, as guarantor, entered into a credit agreement with the Operating Company, as borrower, and Wells Fargo, as the administrative agent (the “2025 Revolving Credit Facility”) which among other things, provides the Operating Company with a senior unsecured revolving credit facility with a commitment of $1.5 billion, a swingline commitment of up to $50 million and a letter of credit commitment of $5 million. The 2025 Revolving Credit Facility has a maturity date of June 12, 2030, with the ability to request three extensions of the maturity date by one year. As of June 30, 2025, the 2025 Revolving Credit Facility is guaranteed by certain subsidiaries of the Operating Company. Upon completion of the Pending Sitio Acquisition, such subsidiary guarantees will be released and New Viper will become a guarantor under the 2025 Revolving Credit Facility. The 2025 Revolving Credit Facility replaced the Operating Company’s previous revolving credit facility, dated July 20, 2018, among the Company, the Operating Company and Wells Fargo as amended, restated, amended and restated, supplemented or otherwise modified prior to June 12, 2025. As of June 30, 2025, the Operating Company had $325 million in outstanding borrowings and $1.2 billion available for future borrowings under the 2025 Revolving Credit Facility. During the three and six months ended June 30, 2025 and 2024, the weighted average interest rates on the Operating Company’s revolving credit facility were 6.33%, 6.42%, 7.63% and 7.52%, respectively.

Borrowings under the 2025 Revolving Credit Facility bear interest at a per annum rate elected by the Operating Company that is equal to term SOFR or an alternate base rate (which is equal to the greatest of the prime rate, the federal funds effective rate plus 0.50% and 1-month term SOFR plus 1.0%, subject to a 1.0% floor), in each case plus the applicable margin. The applicable margin ranges from 0.125% to 1.000% per annum in the case of the alternate base rate loans and from 1.125% to 2.000% per annum in the case of term SOFR loans, in each case based on the pricing level. Further, the commitment fee ranges from 0.125% to 0.325% per annum on the average daily unused portion of the commitment, again based on the pricing level. The pricing level depends on the rating of the Company’s long-term senior unsecured debt by certain ratings agencies.

The 2025 Revolving Credit Facility contains a financial covenant that requires the Company to maintain a Total Net Debt to Capitalization Ratio (as defined in the 2025 Revolving Credit Facility) of no more than 65%. As of June 30, 2025, the Operating Company was in compliance with all financial maintenance covenants under the 2025 Revolving Credit Facility.

Repurchase of Notes

During the second quarter of 2025, the Company opportunistically repurchased principal amounts of $50 million of its 5.375% Senior Notes due 2027 (the “2027 Notes”) in open market transactions for total cash consideration of $50 million, at an average of 99.7% of par value, resulting in an immaterial gain on extinguishment of debt for the three and six months ended June 30, 2025.

Viper Energy, Inc.
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
7.    STOCKHOLDERS’ EQUITY

At June 30, 2025, the Company had a total of 131,067,235 shares of Class A Common Stock issued and outstanding and 157,458,390 shares of Class B Common Stock issued and outstanding. Including the Drop Down Equity Issuance discussed in Note 4 — Acquisitions and Divestitures, at June 30, 2025, Diamondback beneficially owned 155,058,093 shares of the Company’s Class B Common Stock, representing approximately 53.7% of the Company’s total shares outstanding and the Morita Ranches Equity Recipients beneficially owned 2,400,297 shares of the Company’s Class B Common Stock, representing approximately 0.8% of the Company’s total shares outstanding. In addition, at June 30, 2025, TWR IV held the TWR Class B Option to purchase up to 10,093,670 shares of the Company’s Class B Common Stock.

Diamondback also beneficially owned 155,058,093 OpCo Units, representing a 51.9% non-controlling ownership interest in the Operating Company, TWR IV beneficially owned 10,093,670 OpCo Units, representing a 3.4% non-controlling ownership interest in the Operating Company, Morita Ranches Equity Recipients beneficially owned 2,400,297 OpCo Units, representing a 0.8% non-controlling ownership interest in the Operating Company and the Company owned 131,067,235 OpCo Units, representing a 43.9% controlling ownership interest in the Operating Company as the managing member of the Operating Company.

The OpCo Units and the Company’s Class B Common Stock are exchangeable from time to time for the Company’s Class A Common Stock (that is, one OpCo Unit and one share of the Company’s Class B Common Stock, together, are exchangeable for one share of the Company’s Class A Common Stock). TWR IV can exchange some or all of its OpCo Units for an equal number of shares of the Company’s Class A Common Stock and any OpCo Units so exchanged will reduce the number of shares of Class B Common Stock subject to the TWR Class B Option.

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

2024 Equity Offering

On September 13, 2024, the Company completed an underwritten public offering of 11,500,000 shares of Class A Common Stock, which included 1,500,000 shares issued pursuant to an option to purchase additional shares of Class A Common Stock granted to the underwriters, at a price to the public of $42.50 per share for total net proceeds of approximately $476 million, after the underwriters’ discount and transaction costs (the “2024 Equity Offering”). The net proceeds were used to fund a portion of the cash consideration for the TWR Acquisition.

Common Stock Repurchase Program

The Company’s board of directors has authorized a $750 million common stock repurchase program, with respect to the repurchase of the Company’s Class A Common Stock, excluding excise tax, over an indefinite period of time. The Company has purchased and intends to continue to purchase shares of Class A Common Stock under the repurchase program opportunistically with funds from cash on hand, free cash flow from operations and potential liquidity events such as the sale of assets. This repurchase program may be suspended from time to time, modified, extended or discontinued by the Company’s board of directors at any time.

During the three and six months ended June 30, 2025, the Company repurchased approximately $10 million of Class A Common Stock under the repurchase program, respectively, excluding excise tax. There were no repurchases of Class A Common stock during the three and six months ended June 30, 2024. As of June 30, 2025, approximately $424 million remained available under the repurchase program, excluding excise tax.

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

The cash available for distribution by the Operating Company, a non-GAAP measure, generally equals the Company’s consolidated Adjusted EBITDA for the applicable quarter, less cash needed for income taxes payable, debt service, contractual obligations, fixed charges and reserves for future operating or capital needs that the board of directors of the Company deems necessary or appropriate, lease bonus income (net of applicable taxes), distribution equivalent rights payments, preferred dividends and an adjustment for changes in ownership interests that occurred subsequent to the quarter, if any. For a detailed description of the Company’s and the Operating Company’s dividend policy, see Note 7—Stockholders’ Equity—Cash Dividends in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

The following table presents information regarding cash dividends paid during the periods presented (in millions except per share amounts):

	Distributions
Period	Amount per OpCo Unit	Operating Company Distributions to Non-Controlling Interests	Amount per Class A Common Share	Class A Common Stockholders(1)	Declaration Date	Class A Common Stockholder Record Date	Payment Date
2025
Q4 2024	$0.69	$68	$0.65	$85	January 30, 2025	March 6, 2025	March 13, 2025
Q1 2025	$0.70	$117	$0.57	$75	May 1, 2025	May 15, 2025	May 22, 2025
2024
Q4 2023	$0.69	$63	$0.56	$48	February 15, 2024	March 5, 2024	March 12, 2024
Q1 2024	$0.70	$60	$0.59	$54	April 25, 2024	May 15, 2024	May 22, 2024
(1)    Dividends paid in the first quarter of 2024 include amounts paid to Diamondback for the 7,946,507 shares of Class A Common Stock then beneficially owned by Diamondback and distribution equivalent rights payments. As of March 31, 2024, Diamondback did not beneficially own any shares of Class A Common Stock.

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

Viper Energy, Inc.
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
The following table summarizes the changes in stockholders’ equity due to changes in ownership interest during the period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Net income (loss) attributable to the Company	$37	$57	$112	$100
Change in ownership of consolidated subsidiaries	792	7	556	77
Change from net income (loss) attributable to the Company’s stockholders and transfers with non-controlling interest	$829	$64	$668	$177

8.    EARNINGS PER COMMON SHARE

The net income (loss) per common share on the condensed consolidated statements of operations is based on the net income (loss) attributable to the Company’s Class A Common Stock for the three and six months ended June 30, 2025 and 2024, respectively.

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

A reconciliation of the components of basic and diluted earnings per common share is presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions, except per share amounts, shares in thousands)
Net income (loss) attributable to the period	$37	$57	$112	$100
Less: distributed and undistributed earnings allocated to participating securities(1)	—	—	—	—
Net income (loss) attributable to common stockholders	$37	$57	$112	$100
Weighted average common shares outstanding:
Basic weighted average common shares outstanding	131,107	91,424	126,045	89,480
Effect of dilutive securities:
Potential common shares issuable(2)	49	—	115	90
Diluted weighted average common shares outstanding	131,156	91,424	126,160	89,570
Net income (loss) per common share, basic	$0.28	$0.62	$0.89	$1.12
Net income (loss) per common share, diluted	$0.28	$0.62	$0.89	$1.12
(1)    Unvested restricted stock units and performance restricted stock units that contain non-forfeitable distribution equivalent rights are considered participating securities and are therefore included in the earnings per share calculation pursuant to the two-class method.
(2)    For the three and six months ended June 30, 2025 and 2024, there were no other significant potential common shares excluded from the computation of diluted earnings per common share.

Viper Energy, Inc.
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
9.    INCOME TAXES

The following table provides the Company’s provision for (benefit from) income taxes and the effective income tax rate for the dates indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions, except for tax rate)
Provision for (benefit from) income taxes	$7	$12	$28	$25
Effective tax rate	7.7%	9.6%	10.6%	10.3%

The Company’s effective income tax rates for the three and six months ended June 30, 2025 and 2024 differed from the amounts computed by applying the United States federal statutory tax rate to pre-tax income for the periods primarily due to net income attributable to the non-controlling interest.

In March 2024, Diamondback converted 5,278,493 shares of the Company’s Class B Common Stock along with 5,278,493 OpCo Units into an equivalent number of shares of the Company’s Class A Common Stock. In connection with this transaction, the Company recognized a $28 million increase in its deferred tax asset and an $11 million increase in its valuation allowance through additional paid-in capital.

As of June 30, 2024, the Company maintained a partial valuation allowance against its deferred tax assets considered not more likely than not to be realized, based on its assessment of all available evidence, both positive and negative as required by applicable accounting standards. The remaining valuation allowance was released in full during the fourth quarter of 2024.

On July 4, 2025, H.R. 1, commonly known as the One Big Beautiful Bill Act (the “Act”), was enacted. The Act included multiple provisions applicable to U.S. income taxes for businesses, including immediate expensing of research or experimental expenses, bonus depreciation for qualified tangible property, deductible intangible drilling costs for purposes of the corporate “book” minimum tax, and enhancements to limits on business interest expense deductions. Management is currently evaluating the Act, which will be accounted for in the period of enactment, to determine its impact on the Company. A material impact to the Company’s current or deferred income tax balances is not anticipated based on currently available guidance.

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

Commodity Contracts

The Company historically has used fixed price swap contracts, fixed price basis swap contracts and costless collars with corresponding put and call options to reduce price volatility associated with certain of its royalty income. At June 30, 2025, the Company has puts, costless collars and fixed price basis swaps outstanding.

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

As of June 30, 2025, the Company had the following outstanding derivative contracts. When aggregating multiple contracts, the weighted average contract price is disclosed.

					Swaps	Collars		Puts
Settlement Month	Settlement Year	Type of Contract	Bbls/MMBtu Per Day	Index	Weighted Average Differential	Weighted Average Floor Price	Weighted Average Ceiling Price	Strike Price	Deferred Premium
OIL
Jul. - Sep.	2025	Puts	25,000	WTI Cushing	$—	$—	$—	$55.00	$(1.57)
Oct. - Dec.	2025	Puts	22,000	WTI Cushing	$—	$—	$—	$55.00	$(1.63)
NATURAL GAS
Jul. - Dec.	2025	Basis Swaps	60,000	Waha Hub	$(1.00)	$—	$—	$—	$—
Jan. - Dec.	2026	Basis Swaps	60,000	Waha Hub	$(1.50)	$—	$—	$—	$—
Jan. - Dec.	2027	Basis Swaps	40,000	Waha Hub	$(1.40)	$—	$—	$—	$—
Jul. - Dec.	2025	Costless Collar	60,000	Henry Hub	$—	$2.50	$4.93	$—	$—
Jan. - Dec.	2026	Costless Collar	60,000	Henry Hub	$—	$2.75	$6.64	$—	$—

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

Gains and Losses on Derivative Instruments

The following table summarizes the gains and losses on derivative instruments included in the condensed consolidated statements of operations and the net cash receipts (payments) on derivatives for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Gain (loss) on derivative instruments	$(29)	$5	$3	$(2)
Net cash receipts (payments) on derivatives	$3	$1	$12	$(2)

Viper Energy, Inc.
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
11.    FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As discussed in Note 11—Fair Value Measurements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, certain assets and liabilities are reported at fair value on a recurring basis on the Company’s condensed consolidated balance sheets, including the Company’s commodity derivative instruments and the 2026 WTI Contingent Liability. The 2026 WTI Contingent Liability was recorded in “Accrued liabilities” on the Company’s condensed consolidated balance sheet at June 30, 2025 and in “Other long-term liabilities” on the Company’s consolidated balance sheet at December 31, 2024. The change in fair value of the 2026 WTI Contingent Liability is recognized in “Gain (loss) on derivative instruments, net” on the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2025.

The fair values of the Company’s derivative contracts are measured internally using established commodity futures price strips for the underlying commodity provided by a reputable third-party, the contracted notional volumes and time to maturity. The net amounts are classified as current or noncurrent based on their anticipated settlement dates. The fair value of the 2026 WTI Contingent Liability is estimated using observable market data and a Monte Carlo pricing model, which are considered Level 2 inputs in the fair value hierarchy.

The following tables provide (i) fair value measurement information for financial assets and liabilities measured at fair value on a recurring basis, (ii) the gross amounts of recognized derivative assets and liabilities, (iii) the amounts offset under master netting arrangements with counterparties, and (iv) the resulting net amounts presented in the Company’s condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025
	Level 1	Level 2	Level 3	Total Gross Fair Value	Gross Amounts Offset in Balance Sheet	Net Fair Value Presented in Balance Sheet
	(In millions)
Assets:
Current:
Derivative instruments	$—	$24	$—	$24	$(9)	$15
Non-current:
Derivative instruments	$—	$3	$—	$3	$(3)	$—
Liabilities:
Current:
Derivative instruments	$—	$11	$—	$11	$(9)	$2
2026 WTI Contingent Liability	$—	$30	$—	$30	$—	$30
Non-current:
Derivative instruments	$—	$10	$—	$10	$(3)	$7

Viper Energy, Inc.
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total Gross Fair Value	Gross Amounts Offset in Balance Sheet	Net Fair Value Presented in Balance Sheet
	(In millions)
Assets:
Current:
Derivative instruments	$—	$24	$—	$24	$(6)	$18
Liabilities:
Current:
Derivative instruments	$—	$8	$—	$8	$(6)	$2
Non-current:
2026 WTI Contingent Liability	$—	$30	$—	$30	$—	$30

Assets and Liabilities Not Recorded at Fair Value

The following table provides the fair value of financial instruments that are not recorded at fair value in the condensed consolidated balance sheets:

	June 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In millions)
Debt:
Revolving credit facility	$325	$325	$261	$261
5.375% Senior Notes due 2027(1)	$378	$381	$427	$424
7.375% Senior Notes due 2031(1)	$395	$425	$395	$420
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

Fair Value of Financial Assets

The Company has other financial instruments consisting of cash and cash equivalents, royalty income receivables, income tax receivables, prepaid expenses and other current assets, accounts payable, accrued liabilities and income taxes payable. The carrying values of these instruments approximate their fair values because of the short-term nature of the instruments.

Viper Energy, Inc.
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
12.    COMMITMENTS AND CONTINGENCIES

The Company is a party to various routine legal proceedings, disputes and claims from time to time arising in the ordinary course of its business. While the ultimate outcome of the pending proceedings, disputes or claims and any resulting impact on the Company cannot be predicted with certainty, the Company’s management believes that none of these matters, if ultimately decided adversely, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows. The Company’s assessment is based on information known about the pending matters and its experience in contesting, litigating and settling similar matters. Actual outcomes could differ materially from the Company’s assessment. The Company records reserves for contingencies related to outstanding legal proceedings, disputes or claims when information available indicates that a loss is probable and the amount of the loss can be reasonably estimated.

13.    SUBSEQUENT EVENTS

Cash Dividend

On June 2, 2025, the board of directors of the Company approved an increase to the Company’s annual base dividend to $1.32 per share of Class A Common Stock beginning with the dividend payable for the second quarter of 2025. On July 31, 2025, the board of directors of the Company approved a cash dividend for the second quarter of 2025 of $0.53 per share of Class A Common Stock and $0.59 per OpCo Unit, in each case, payable on August 21, 2025, to holders of record at the close of business on August 14, 2025. The dividend on Class A Common Stock consists of a base quarterly dividend of $0.33 per share and a variable quarterly dividend of $0.20 per share.

Notes Offering

On July 23, 2025, the Operating Company, as the issuer, and the Company, as guarantor, completed an underwritten public offering (the “2025 Notes Offering”) of $1.6 billion in aggregate principal amount of the Operating Company’s senior notes consisting of (i) $500 million aggregate principal amount of 4.900% Senior Notes due August 1, 2030 (the “2030 Notes”), and (ii) $1.1 billion aggregate principal amount of 5.700% Senior Notes due August 1, 2035 (the “2035 Notes” and together with the 2030 Notes, the “2025 Notes”). The Company received net proceeds of approximately $1.58 billion, after underwriters’ discounts and transaction costs. Interest on the 2025 Notes is payable semi-annually in February and August of each year. Concurrently, the Operating Company used a portion of the proceeds to redeem or satisfy and discharge, as discussed below, $780 million in aggregate principal amount of the Company’s outstanding Notes. The Company intends to use the remaining proceeds (i) if the Pending Sitio Acquisition is consummated, to redeem Sitio’s 7.875% senior notes due 2028, repay borrowings under Sitio’s revolving credit facility and pay any fees, costs and expenses related to the redemption or repayment of such debt, and (ii) for general corporate purposes. The Operating Company is not obligated to redeem or repurchase the 2025 Notes if the Pending Sitio Acquisition is not consummated.

The 2025 Notes (i) are senior unsecured obligations and are fully and unconditionally guaranteed by the Company and following the completion of the Pending Sitio Acquisition will be fully and unconditionally guaranteed by both the Company and New Viper, (ii) are senior in right of payment to any of the Company and New Viper’s future subordinated indebtedness, and (iii) rank equal in right of payment with all of the Company and New Viper’s existing and future senior indebtedness. The 2025 Notes have been registered under the Securities Act.

Redemption of Notes

On July 23, 2025, using proceeds from the 2025 Notes Offering, the Company (i) redeemed all of its outstanding 7.375% Senior Notes due 2031 (the “2031 Notes”) for total cash consideration of approximately $434 million including the applicable redemption premium and accrued and unpaid interest up to, but not including, the redemption date, and (ii) issued and delivered a notice of redemption to redeem all of its outstanding 2027 Notes on November 1, 2025, for total cash consideration, including payment of interest due to, but not including, the redemption date at a redemption price equal to 100% of the principal amount of the 2027 Notes. Viper irrevocably deposited with Computershare Trust Company, National Association, the trustee under the indenture governing the 2027 Notes, approximately $390 million, which is sufficient to pay the redemption amount of the 2027 Notes. Following the deposit of the funds, the 2027 Notes indenture was satisfied and discharged in accordance with its terms and ceased to be of further effect as to the 2027 Notes issued thereunder, except those provisions of the indenture that, by their terms, survive the satisfaction and discharge. The satisfaction and discharge of the

Viper Energy, Inc.
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
2027 Notes did not represent a legal defeasance or release, and as such, the 2027 Notes will remain on the Company’s balance sheet as a short-term obligation until redeemed on November 1, 2025.

The 2025 Term Loan

On July 23, 2025, the Operating Company, as borrower, and the Company, as guarantor, entered into a term loan credit agreement with Goldman Sachs Bank USA, as administrative agent, (the “2025 Term Loan Credit Agreement”) providing for a two-year senior unsecured delayed draw term loan facility in an aggregate principal amount of $500 million (the “2025 Term Loan”) to be guaranteed by the Company and, upon completion of the Pending Sitio Acquisition, by New Viper. The Operating Company intends to draw on the 2025 Term Loan at the closing of the Pending Sitio Acquisition to partially redeem and/or repay Sitio’s debt. Following the consummation of the Pending Sitio Acquisition, New Viper will fully and unconditionally guarantee the obligations under the 2025 Term Loan.

Borrowings under the 2025 Term Loan Credit Agreement bear interest at a per annum rate elected by the Operating Company that is equal to term SOFR or an alternate base rate (which is equal to the greatest of the prime rate, the federal funds effective rate plus 0.50% and 1-month term SOFR plus 1.0%, subject to a 1.0% floor), in each case plus the applicable margin. The applicable margin ranges from 0.250% to 1.125% per annum in the case of the alternate base rate loans and from 1.250% to 2.125% per annum in the case of term SOFR loans, in each case based on the pricing level. The pricing level depends on the rating of the Company’s long-term senior unsecured debt by certain ratings agencies. In addition, the fee on undrawn commitments is equal to 0.20% per annum on the aggregate principal amount of such commitments and accrues from and after the date that is 90 days after July 23, 2025 to but excluding the earliest of (i) the date on which the 2025 Term Loan is funded, (ii) if the Applicable Margin Election (as defined in the 2025 Term Loan Credit Agreement) is made, the Sitio Initial Outside Date (as defined in the 2025 Term Loan Credit Agreement) and (iii) the termination or expiration of the commitments in respect of the 2025 Term Loan Credit Agreement, and other fees as set forth therein.

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

Recent Developments

Pending Sitio Acquisition

On June 2, 2025, we and the Operating Company entered into the Sitio Merger Agreement with Sitio and Sitio OpCo in an all-equity transaction valued at approximately $4.1 billion, including the redemption of Sitio’s net debt of approximately $1.1 billion as of June 30, 2025. The mineral and royalty interests to be acquired in the Pending Sitio Acquisition represent approximately 25,300 net royalty acres in the Permian Basin and approximately 9,000 net royalty acres in the Denver-Julesburg, Eagle Ford and Williston basins, for total acreage of approximately 34,300 net royalty acres. Upon completion of the Pending Sitio Acquisition, we expect to own 85,700 net royalty acres in the Permian Basin, approximately 43% of which will be operated by Diamondback and an average 1.8% net royalty interest in approximately 33,300 gross producing horizontal wells (approximately 608 net wells) with estimated average production of 64 - 68 MBO/d (122 - 130 MBOE/d) in the fourth quarter of 2025. The Pending Sitio Acquisition is expected to close in the third quarter of 2025, subject to approval by a majority of the stockholders at the special meeting of Sitio stockholders scheduled for August 18, 2025, and the satisfaction or waiver of other closing conditions. The waiting period required under the HSR Act applicable to the Pending Sitio Acquisition expired at 11:59 p.m. Eastern Time on July 21, 2025. On June 2, 2025, Diamondback, Diamondback E&P LLC and Endeavor, who together hold a majority of the voting power of our Common Stock, delivered a written consent approving the Sitio Merger Agreement, which constitutes the requisite approval of our stockholders under the Sitio Merger Agreement. See Note 4—Acquisitions and Divestitures of the notes to the condensed consolidated financial statements for further discussion of the Pending Sitio Acquisition.

Debt Transactions

Notes Offering and Redemption of Notes

On July 23, 2025, the Operating Company issued the 2025 Notes for an aggregate principal amount of $1.6 billion. We used a portion of the net proceeds from the 2025 Notes to redeem or satisfy and discharge, as applicable, $780 million in aggregate principal amount of our previously outstanding Notes, including accrued interest paid and redemption premiums. We intend to use the remaining net proceeds (i) if the Pending Sitio Acquisition is consummated, to redeem Sitio’s 7.875% senior notes due 2028, repay borrowings under Sitio’s revolving credit facility and pay any fees, costs and expenses related to the redemption or repayment of such debt, and (ii) for general corporate purposes. We are not obligated to redeem or repurchase the 2025 Notes if the Pending Sitio Acquisition is not consummated.

During the second quarter of 2025, we opportunistically repurchased principal amounts of $50 million of our 2027 Notes in open market transactions for total cash consideration of $50 million, at an average of 99.7% of par value.

2025 Term Loan

On July 23, 2025, the Operating Company entered into the 2025 Term Loan for a two-year senior unsecured delayed draw term loan facility in an aggregate principal amount of $500 million. We intend to draw on the 2025 Term Loan to partially redeem or repay, as applicable, Sitio’s debt at the closing of the Pending Sitio Acquisition.

2025 Revolving Credit Facility

On June 12, 2025, we and the Operating Company entered into the 2025 Revolving Credit Facility which replaced the previous revolving credit facility. As of June 30, 2025, the 2025 Revolving Credit Facility is guaranteed by certain subsidiaries of the Operating Company. Upon completion of the Pending Sitio Acquisition, such subsidiary guarantees will be released and New Viper will become a guarantor under the 2025 Revolving Credit Facility. The 2025 Revolving Credit Facility provides for a senior unsecured revolving credit facility with a commitment amount of $1.5 billion. The 2025 Revolving Credit Facility will mature on June 12, 2030, unless extended in accordance with the terms thereof.

See Note 6—Debt and Note 13—Subsequent Events of the notes to the condensed consolidated financial statements included elsewhere in this report for additional discussions of our debt.

Cash Dividend Update

On June 2, 2025, our board of directors approved an increase to our annual base dividend to $1.32 per share of Class A Common Stock beginning with our dividend payable for the second quarter of 2025.

Acquisitions Update

2025 Drop Down Transaction

On May 1, 2025, we and the Operating Company completed the 2025 Drop Down for consideration consisting of (i) $1.0 billion in cash, and (ii) the issuance of 69,626,640 OpCo Units and an equivalent number of shares of our Class B Common Stock, subject to transaction costs and certain customary post-closing adjustments. The mineral and royalty interests acquired in the 2025 Drop Down represent approximately 24,446 net royalty acres in the Permian Basin, 69% of which are operated by Diamondback. We funded the cash consideration for the 2025 Drop Down with a portion of the proceeds from the 2025 Equity Offering and borrowings under the Operating Company’s revolving credit facility. The 2025 Drop Down was approved by (i) our audit committee comprised of all independent directors and the full board of directors, in each case on January 30, 2025, and (ii) the majority of our stockholders, other than Diamondback and its subsidiaries, at the special meeting of our stockholders held on May 1, 2025. At the special meeting, our stockholders also approved the Drop Down Equity Issuance, as required under the Nasdaq Rules.

Morita Ranches Acquisition

On February 14, 2025, we completed the Morita Ranches Acquisition for consideration consisting of approximately (i) $207 million in cash, and (ii) 2,400,297 OpCo Units together with an equal number of shares of Class B Common Stock to be issued to the Morita Ranches Equity Recipients, including certain transaction costs and customary post-closing adjustments. The mineral and royalty interests acquired in the Morita Ranches Acquisition represent approximately 1,691 net royalty acres located in the Permian Basin. We funded the cash consideration for the Morita Ranches Acquisition with proceeds from the 2025 Equity Offering.

Other Acquisitions

During the six months ended June 30, 2025, we acquired, in individually insignificant transactions from unrelated third-party sellers, mineral and royalty interests representing 203 net royalty acres in the Permian Basin for an aggregate purchase price of approximately $63 million, subject to customary post-closing adjustments.

At June 30, 2025, our footprint of mineral and royalty interests totaled approximately 61,275 net royalty acres, approximately 60% of which are operated by Diamondback.

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

Commodity Prices

Prices for oil, natural gas and natural gas liquids are determined primarily by prevailing market conditions. Regional and worldwide economic activity, changes in trade or other government policies or regulations, including with respect to tariffs or other trade barriers, and any resulting trade tensions, extreme weather conditions and other substantially variable factors influence market conditions for these products. These factors are beyond our control and are difficult to predict. OPEC and its non-OPEC allies, known collectively as OPEC+, continue to meet regularly to evaluate the state of global oil supply, demand and inventory levels and can heavily influence volatility in oil prices. During the first half of 2025 and 2024, WTI prices averaged $70.81 and $78.81 per Bbl, respectively, and Henry Hub prices averaged $3.69 and $2.21 per MMBtu, respectively.

For additional information around risks related to commodity prices, see Part II. Item 3. Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risk.

Guidance

The following table presents our current estimates of certain financial and operating results for the full year 2025, as well as production and cash tax guidance for the third quarter of 2025. This guidance does not take into account the Pending Sitio Acquisition.

2025 Guidance
Q3 2025 net production - MBO/d	46.0 - 49.0
Q3 2025 net production - MBOE/d	86.0 - 92.0
Full year 2025 net production - MBO/d	41.0 - 43.5
Full year 2025 net production - MBOE/d	76.5 - 81.5

Costs ($/BOE)
Depletion	$16.50 - $17.50
Cash general and administrative expenses	$0.80 - $1.00
Non-cash share-based compensation	$0.10 - $0.20
Net interest expense	$2.00 - $2.50

Production and ad valorem taxes (% of revenue)	~7%
Cash tax rate (% of pre-tax income attributable to the Company)	21% - 23%
Q3 2025 cash taxes (in millions)(1)	$13 - $18
(1)    Attributable to the Company.

Production and Operational Update

As of June 30, 2025, there are 69 gross rigs operating on our mineral and royalty acreage, 11 of which are operated by Diamondback. Despite oil price volatility in the second quarter of 2025, we delivered strong oil production growth, both on an absolute and per share basis. We remain confident our organic growth trajectory will continue into 2026 at current prices, led by over 15% expected year over year growth in our Diamondback-operated net oil production.

The following table summarizes our gross well information for the second quarter ended June 30, 2025:

	Diamondback Operated	Third-Party Operated	Total
Q2 2025 horizontal wells turned to production(1):
Gross wells	76	226	302
Net 100% royalty interest wells	4.2	2.3	6.5
Average percent net royalty interest	5.5%	1.0%	2.2%

Horizontal producing well count:
Gross wells	3,795	11,100	14,895
Net 100% royalty interest wells	238.2	164.6	402.8
Average percent net royalty interest	6.3%	1.5%	2.7%

Horizontal active development well count(2):
Gross wells	284	817	1,101
Net 100% royalty interest wells	15.5	14.1	29.6
Average percent net royalty interest	5.5%	1.7%	2.7%

Line of sight wells(3):
Gross wells	295	589	884
Net 100% royalty interest wells	22.8	10.2	33.0
Average percent net royalty interest	7.7%	1.7%	3.7%
(1)    Average lateral length of 12,846.
(2)    The total 1,101 gross wells currently in the process of active development are those wells that have been spud and are expected to be turned to production within approximately the next six to eight months.
(3)    The total 884 gross line-of-sight wells are those that are not currently in the process of active development, but for which we have reason to believe will be turned to production within approximately the next 15 to 18 months. The expected timing of these line-of-sight wells is based primarily on permitting by third-party operators or Diamondback’s current expected completion schedule. Existing permits or active development of our royalty acreage does not ensure that those wells will be turned to production given the volatility in oil prices.

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and March 31, 2025

The following table summarizes our income and expenses for the periods indicated:

	Three Months Ended
	June 30, 2025	March 31, 2025
	(In millions)
Operating income:
Oil income	$241	$201
Natural gas income	10	15
Natural gas liquids income	36	28
Royalty income	287	244
Lease bonus income	10	1
Total operating income	297	245
Costs and expenses:
Production and ad valorem taxes	21	17
Depletion	124	67
General and administrative expenses—related party	3	4
General and administrative expenses	4	2
Transaction expenses	10	—
Total costs and expenses	162	90
Income (loss) from operations	135	155
Other income (expense):
Interest expense, net	(15)	(13)
Gain (loss) on derivative instruments, net	(29)	32
Total other income (expense), net	(44)	19
Income (loss) before income taxes	91	174
Provision for (benefit from) income taxes	7	21
Net income (loss)	84	153
Net income (loss) attributable to non-controlling interest	47	78
Net income (loss) attributable to Viper Energy, Inc.	$37	$75

The following table summarizes our production data, average sales prices and average costs for the periods indicated:

	Three Months Ended
	June 30, 2025	March 31, 2025
Production data:
Oil (MBbls)	3,787	2,818
Natural gas (MMcf)	10,132	7,221
Natural gas liquids (MBbls)	1,739	1,142
Combined volumes (MBOE)(1)	7,215	5,164

Average daily oil volumes (BO/d)	41,615	31,311
Average daily combined volumes (BOE/d)	79,286	57,378

Average sales prices:
Oil ($/Bbl)	$63.64	$71.33
Natural gas ($/Mcf)	$0.99	$2.08
Natural gas liquids ($/Bbl)	$20.70	$24.52
Combined ($/BOE)(2)	$39.78	$47.25

Oil, hedged ($/Bbl)(3)	$62.85	$70.26
Natural gas, hedged ($/Mcf)(3)	$1.58	$3.74
Natural gas liquids ($/Bbl)(3)	$20.70	$24.54
Combined price, hedged ($/BOE)(3)	$41.03	$48.99

Average costs ($/BOE):
Production and ad valorem taxes	$2.91	$3.29
General and administrative - cash component	0.69	0.97
Total operating expense - cash	$3.60	$4.26

General and administrative - non-cash stock compensation expense	$0.28	$0.19
Interest expense, net	$2.08	$2.52
Depletion	$17.19	$12.97
(1)    Bbl equivalents are calculated using a conversion rate of six Mcf per one Bbl.
(2)    Realized price net of all deducts for gathering, transportation and processing.
(3)    Hedged prices reflect the impact of cash settlements of our matured commodity derivative transactions on our average sales prices.

Significant changes in our revenues and expenses between the second quarter of 2025 and the first quarter of 2025 are discussed further below.

Royalty Income. Our royalty income is a function of oil, natural gas and natural gas liquids production volumes sold and average prices received for those volumes.

Royalty income increased by $43 million during the second quarter of 2025 compared to the first quarter of 2025. This net increase consisted of an additional $90 million in royalty income from the 40% growth in production, partially offset by a decrease of $47 million attributable to lower average commodity prices received for our production in the second quarter of 2025 compared to the first quarter of 2025.

Approximately 89% of the overall increase in production is attributable to the 2025 Drop Down and approximately 1% is attributable to the Morita Ranches Acquisition. The remainder of the growth is primarily from new wells added between periods. See Note 4—Acquisitions and Divestitures of the notes to the condensed consolidated financial statements for additional discussion of our acquisitions.

Production and Ad Valorem Taxes. The following table presents production and ad valorem taxes for the periods indicated:

	Three Months Ended
	June 30, 2025			March 31, 2025
	Amount (In millions)	Per BOE	Percentage of Royalty Income	Amount (In millions)	Per BOE	Percentage of Royalty Income
Production taxes	$14	$1.94	4.9%	$13	$2.52	5.4%
Ad valorem taxes	7	0.97	2.4	4	0.77	1.6
Total production and ad valorem taxes	$21	$2.91	7.3%	$17	$3.29	7.0%

In general, production taxes are directly related to production revenues and are based upon current year commodity prices. Production taxes as a percentage of royalty income for the second quarter of 2025 were relatively consistent with the first quarter of 2025.

Depletion. The increase in depletion expense of $57 million for the second quarter of 2025 compared to the first quarter of 2025 consisted primarily of (i) $30 million due to an increase in the depletion rate to $17.19 per BOE for the second quarter of 2025, resulting primarily from the addition of leasehold costs and reserves from the 2025 Drop Down compared to $12.97 per BOE for the first quarter of 2025, and (ii) $27 million from growth in production volumes.

Transaction expenses. The $10 million in transaction expenses recorded in the second quarter of 2025 are costs related to the 2025 Drop Down, which was accounted for as a common control transaction, including $5 million of deal advisory fees and other individually insignificant costs for accounting, legal and filing fees.

Derivative Instruments. The following table shows the net gain (loss) on derivative instruments and the net cash receipts (payments) on derivatives for the periods presented:

	Three Months Ended
	June 30, 2025	March 31, 2025
	(In millions)
Gain (loss) on derivative instruments	$(29)	$32
Net cash receipts (payments) on derivatives	$3	$9

The $61 million change to a loss on derivative instruments in the second quarter of 2025 compared to a gain in the first quarter of 2025 consists of (i) a $53 million decrease in the value of our open natural gas contracts due to a $70 million reduction in the value of our basis swaps from changes in the differential between prices for Waha Hub and Henry Hub, partially offset by a $17 million increase in the value of our costless collars, (ii) a $6 million reduction in cash receipts on settled natural gas basis swaps, (iii) a $5 million increase in the estimated fair value of our 2026 WTI Contingent Liability based on fluctuations in the projected WTI 2025 Average price, and (iv) a $3 million increase in the value of our open oil put contracts.

See Note 10—Derivatives of the notes to the condensed consolidated financial statements for additional discussion of our open contracts at June 30, 2025.

Provision for (Benefit from) Income Taxes. The $14 million decrease in income tax expense for the second quarter of 2025 compared to the first quarter of 2025 primarily resulted from a decrease in taxable income attributable to Viper Energy, Inc. See Note 9—Income Taxes of the notes to the condensed consolidated financial statements for further discussion of income tax expense.

Net Income (Loss) Attributable to Non-controlling Interest. The $31 million decrease in net income attributable to non-controlling interest for the second quarter of 2025 compared to the first quarter of 2025 is primarily due to a decrease in net income, which is partially offset by an increase in the non-controlling interest resulting primarily from the Drop Down Equity Issuance.

Comparison of the Six Months Ended June 30, 2025 and 2024

The following table summarizes our income and expenses for the periods indicated:

	Six Months Ended June 30,
	2025	2024
	(In millions)
Operating income:
Oil income	$442	$371
Natural gas income	25	8
Natural gas liquids income	64	41
Royalty income	531	420
Lease bonus income	11	1
Total operating income	542	421
Costs and expenses:
Production and ad valorem taxes	38	30
Depletion	191	95
General and administrative expenses—related party	7	4
General and administrative expenses	6	5
Transaction expenses	10	—
Total costs and expenses	252	134
Income (loss) from operations	290	287
Other income (expense):
Interest expense, net	(28)	(38)
Gain (loss) on derivative instruments, net	3	(2)
Total other income (expense), net	(25)	(40)
Income (loss) before income taxes	265	247
Provision for (benefit from) income taxes	28	25
Net income (loss)	237	222
Net income (loss) attributable to non-controlling interest	125	122
Net income (loss) attributable to Viper Energy, Inc.	$112	$100

The following table summarizes our production data, average sales prices and average costs for the periods indicated:

	Six Months Ended June 30,
	2025	2024
Production data:
Oil (MBbls)	6,605	4,710
Natural gas (MMcf)	17,353	11,220
Natural gas liquids (MBbls)	2,881	1,937
Combined volumes (MBOE)(1)	12,378	8,517

Average daily oil volumes (BO/d)	36,492	25,879
Average daily combined volumes (BOE/d)	68,387	46,797

Average sales prices:
Oil ($/Bbl)	$66.92	$78.86
Natural gas ($/Mcf)	$1.44	$0.71
Natural gas liquids ($/Bbl)	$22.21	$21.25
Combined ($/BOE)(2)	$42.90	$49.38

Oil, hedged ($/Bbl)(3)	$66.01	$77.98
Natural gas, hedged ($/Mcf)(3)	$2.48	$0.88
Natural gas liquids ($/Bbl)(3)	$22.21	$21.25
Combined price, hedged ($/BOE)(3)	$43.87	$49.12

Average costs ($/BOE):
Production and ad valorem taxes	$3.07	$3.48
General and administrative - cash component	0.81	0.96
Total operating expense - cash	$3.88	$4.44

General and administrative - non-cash stock compensation expense	$0.24	$0.15
Interest expense, net	$2.26	$4.46
Depletion	$15.43	$11.19
(1)    Bbl equivalents are calculated using a conversion rate of six Mcf per one Bbl.
(2)    Realized price net of all deducts for gathering, transportation and processing.
(3)    Hedged prices reflect the impact of cash settlements of our matured commodity derivative transactions on our average sales prices.

Significant changes in our revenues and expenses for the second quarter of 2025 as compared to the second quarter of 2024 are discussed further below.

Royalty Income. Our royalty income is a function of oil, natural gas and natural gas liquids production volumes sold and average prices received for those volumes.

Royalty income increased $111 million during the six months ended June 30, 2025 compared to the same period in 2024. This net increase consisted of an additional $174 million in royalty income from the 45% growth in production, partially offset by a decrease of $63 million due primarily to lower average prices received for our oil production during 2025 compared to the same period in 2024.

Approximately 47% of the overall increase in production is attributable to the 2025 Drop Down, approximately 16% is attributable to the Tumbleweed Acquisitions and approximately 3% is attributable to the Morita Ranches Acquisition. The remainder of the growth is primarily from new wells added between periods. See Note 4—Acquisitions and Divestitures of the notes to the condensed consolidated financial statements for additional discussion of our acquisitions.

Production and Ad Valorem Taxes. The following table presents production and ad valorem taxes for the periods indicated:

	Six Months Ended June 30,
	2025			2024
	Amount (In millions)	Per BOE	Percentage of Royalty Income	Amount (In millions)	Per BOE	Percentage of Royalty Income
Production taxes	$27	$2.18	5.1%	$21	$2.46	5.0%
Ad valorem taxes	11	0.89	2.1	9	1.02	2.0
Total production and ad valorem taxes	$38	$3.07	7.2%	$30	$3.48	7.0%

In general, production taxes are directly related to production revenues and are based upon current year commodity prices. Production taxes as a percentage of royalty income for the six months ended June 30, 2025 were relatively consistent with the same period in 2024.

Depletion. The increase in depletion expense of $96 million for the six months ended June 30, 2025 compared to the same period in 2024 consisted primarily of (i) $53 million due to an increase in the depletion rate to $15.43 per BOE for the six months ended June 30, 2025, resulting primarily from the addition of leasehold costs and reserves from the Tumbleweed Acquisitions, the Morita Ranches Acquisition and the 2025 Drop Down compared to $11.19 per BOE for the same period in 2024, and (ii) $43 million from growth in production volumes.

Transaction expenses. The $10 million in transaction expenses recorded in the six months ended June 30, 2025 are costs related to the 2025 Drop Down as discussed in “—Results of Operations—Comparison of the Three Months Ended June 30, 2025 and March 31, 2025” above.

Derivative Instruments. The following table shows the net gain (loss) on derivative instruments and the net cash receipts (payments) on derivatives for the periods presented:

	Six Months Ended June 30,
	2025	2024
	(In millions)
Gain (loss) on derivative instruments	$3	$(2)
Net cash receipts (payments) on derivatives	$12	$(2)

The $5 million change to a gain on derivative instruments from a loss on derivative instruments for the six months ended June 30, 2025 compared to the same period in 2024 consists primarily of (i) a $16 million increase in cash receipts on our settled natural gas basis swaps, (ii) an $11 million increase in the value of our open oil contracts due largely to lower market prices compared to contract prices on our puts at June 30, 2025 compared to June 30, 2024, (iii) a $19 million decrease in the value of our open natural gas contracts primarily due to changes in the differential between prices for Waha Hub and Henry Hub on our basis swaps, (iv) a $2 million increase in cash paid on our deferred put premiums, and (v) other insignificant changes.

See Note 10—Derivatives of the notes to the condensed consolidated financial statements for additional discussion of our open contracts at June 30, 2025.

Provision for (Benefit from) Income Taxes. The $3 million increase in income tax expense for the six months ended June 30, 2025 compared to the same period in 2024 primarily resulted from an increase in taxable income attributable to Viper Energy, Inc. See Note 9—Income Taxes of the notes to the condensed consolidated financial statements for further discussion of income tax expense.

Net Income (Loss) Attributable to Non-controlling Interest. The $3 million increase in net income attributable to non-controlling interest for the six months ended June 30, 2025 compared to the same period in 2024 is primarily due to an increase in net income and changes in the non-controlling interest in the Operating Company resulting from the Drop Down Equity Issuance and issuance of OpCo Units to the Morita Ranches Equity Recipients during 2025 and to TWR IV in the fourth quarter of 2024, which were partially offset by a dilution of the non-controlling interest following the 2024 Equity Offering and the 2025 Equity Offering.

Liquidity and Capital Resources

Overview of Sources and Uses of Cash

As we pursue our business and financial strategy, we regularly consider which capital resources, including cash flow, equity and debt financings, are available to meet our future financial obligations and liquidity requirements. Our future ability to grow proved reserves will be highly dependent on the capital resources available to us. Our primary sources of liquidity have been cash flows from operations, equity and debt offerings, borrowings under the Operating Company’s revolving credit facility and proceeds from sales of non-core assets. Our primary uses of cash have been dividends to our stockholders, Operating Company distributions to the holders of OpCo Units, repayments of debt, capital expenditures for the acquisition of our mineral and royalty interests in oil and natural gas properties, including the recently completed 2025 Drop Down and the Morita Ranches Acquisition and repurchases of our Class A Common Stock. At June 30, 2025, we had approximately $1.2 billion of liquidity consisting of $28 million in cash and cash equivalents and $1.2 billion available under the Operating Company’s revolving credit facility. Additionally, subsequent to June 30, 2025, we (i) issued $1.6 billion in aggregate principal amount of the 2025 Notes, (ii) redeemed or satisfied and discharged, as applicable, $780 million in aggregate principal amount of our Notes, and (iii) entered into the 2025 Term Loan for $500 million, which remained undrawn as of the date of this report. See Note 13—Subsequent Events of the notes to the condensed consolidated financial statements included elsewhere in this report for additional discussions of our debt and see “—Capital Resources” below for additional discussions of changes in our sources of cash.

Our working capital requirements are supported by our cash and cash equivalents and the Operating Company’s revolving credit facility. We may draw on the Operating Company’s revolving credit facility to meet short-term cash requirements, or issue debt or equity securities as part of our longer-term liquidity and capital management program. Because of the alternatives available to us as discussed above, we believe that our short-term and long-term liquidity are adequate to fund not only our current operations, but also our near-term and long-term funding requirements including future acquisitions of mineral and royalty interests, dividends, debt service obligations, repayment of debt maturities, repurchases of our Class A Common Stock or any of our Notes and any amounts that may ultimately be paid in connection with contingencies.

In order to mitigate volatility in oil and natural gas prices, we have entered into commodity derivative contracts as discussed further in Part II. Item 3. Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risk.

Continued prolonged volatility in the capital, financial and/or credit markets due to changing or adverse macroeconomic conditions, including tariffs, higher interest rates, global supply chain disruptions and actions taken by OPEC members and other exporting nations, conflicts in the Middle East and globally may limit our access to, or increase our cost of, capital or make capital unavailable on terms acceptable to us or at all. Although we expect that our sources of funding will be adequate to fund our short-term and long-term liquidity requirements, we cannot assure you that the needed capital will be available on acceptable terms or at all.

Cash Flows

The following table presents our cash flows for the periods indicated:

	Six Months Ended June 30,
	2025	2024
	(In millions)
Cash flow data:
Net cash provided by (used in) operating activities	$373	$259
Net cash provided by (used in) investing activities	(1,260)	61
Net cash provided by (used in) financing activities	888	(311)
Net increase (decrease) in cash and cash equivalents	$1	$9

Operating Activities

Our operating cash flow is sensitive to many variables, the most significant of which are the volatility of prices for oil and natural gas and the volumes of oil and natural gas sold by our producers. The increase in net cash provided by operating activities during the six months ended June 30, 2025 compared to the same period in 2024 was primarily driven by an increase in royalty and lease bonus income, and receiving cash payments on our derivatives in 2025 compared to making cash payments to counterparties in 2024. These increases in cash flow were partially offset by an increase in certain cash costs for transaction expenses and production taxes. See “—Results of Operations” for discussion of significant changes in our revenues and expenses.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2025, was primarily related to acquisitions of oil and natural gas interests in the 2025 Drop Down, the Morita Ranches Acquisition and from other third parties.

Net cash provided by investing activities during the six months ended June 30, 2024, primarily related to proceeds from the divestiture of our non-Permian assets, partially offset by acquisitions of oil and natural gas interests.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2025 was primarily attributable to proceeds of $1.2 billion from the 2025 Equity Offering and net borrowings of $64 million on the Operating Company’s revolving credit facility. These cash inflows were partially offset by $345 million of dividends paid to holders of the OpCo Units and our Class A Common Stock and $50 million paid for the redemption of principal outstanding on certain senior notes.

Net cash used in financing activities during the six months ended June 30, 2024, was primarily attributable to $225 million of dividends paid to holders of the OpCo Units and our Class A Common Stock. Additionally, we made net repayments of $86 million on the Operating Company’s revolving credit facility.

Capital Resources

The Operating Company’s Revolving Credit Facility and Other Debt Instruments

At June 30, 2025, the Operating Company’s credit facility, which matures on June 12, 2030, had a commitment amount of $1.5 billion, with $325 million in outstanding borrowings and $1.2 billion of availability.

On July 23, 2025, the Operating Company entered into the 2025 Term Loan for a two-year senior unsecured delayed draw term loan facility in an aggregate principal amount of $500 million. We intend to draw on the term loan to partially redeem or repay, as applicable, Sitio’s debt at the closing of the Pending Sitio Acquisition.

On July 23, 2025, we issued $1.6 billion in aggregate principal amount of the 2025 Notes for net proceeds of approximately $1.58 billion, after underwriters’ discounts and transaction costs. We used a portion of the net proceeds to redeem or satisfy and discharge, as applicable, $780 million in aggregate principal amount of our outstanding Notes. We intend to use the remaining net proceeds (i) if the Pending Sitio Acquisition is consummated, to redeem Sitio’s 7.875% senior notes due 2028, repay borrowings under Sitio’s revolving credit facility and pay any fees, costs and expenses related to the redemption or repayment of such debt, and (ii) for general corporate purposes. We are not obligated to redeem or repurchase the 2025 Notes if the Pending Sitio Acquisition is not consummated.

See Note 6—Debt and Note 13—Subsequent Events of the notes to the condensed consolidated financial statements included elsewhere in this report for additional discussions of our debt.

Debt Ratings

We receive debt ratings from the major ratings agencies in the U.S. which impact the interest rates we receive on our variable rate debt and interest rate swaps. In determining our debt ratings, the agencies consider a number of qualitative and quantitative items including, but not limited to, commodity pricing levels, our liquidity, asset quality, reserve mix, debt levels, cost structure, planned asset sales and production growth opportunities. In May 2025, Fitch Investor Services upgraded our credit rating to investment grade, the second such investment grade credit rating for us. This upgrade granted us access to a broader investor base, lower interest rates and reduced collateral requirements; therefore, enhancing our liquidity. Currently, our credit ratings from the three main credit rating agencies are as follows:

•Standard and Poor’s Global Ratings Services (BBB-);
•Fitch Investor Services (BBB-); and
•Moody’s Investor Services (Ba1).

Any rating downgrades may result in additional letters of credit or cash collateral being posted under certain contractual arrangements.

2025 Equity Offering

During the first quarter of 2025, we completed an underwritten public offering of 28,336,000 shares of Class A Common Stock, at a price to the public of $44.50 per share for total net proceeds of approximately $1.2 billion, after the underwriters’ discount and transaction costs. For additional discussion of the 2025 Equity Offering, see Note 7—Stockholders’ Equity of the notes to the condensed consolidated financial statements included elsewhere in this report.

Capital Requirements

Repurchases of Securities

Under our current common stock repurchase program, the board of directors has authorized us to acquire up to $750 million of our Class A Common Stock, excluding excise tax. As of June 30, 2025, $424 million remains available for use to repurchase shares under this repurchase program.

Redemption of Notes

On July 23, 2025, we redeemed all of our 2031 Notes and satisfied and discharged all of our 2027 Notes using proceeds from the 2025 Notes Offering. We intend to use the remaining proceeds from the 2025 Notes Offering and borrowings under the 2025 Term Loan (i) if the Pending Sitio Acquisition is consummated, to redeem Sitio’s 7.875% senior notes due 2028, repay borrowings under Sitio’s revolving credit facility and pay any fees, costs and expenses related to the redemption or repayment of such debt, and (ii) for general corporate purposes. The Pending Sitio Acquisition is expected to close in the third quarter of 2025, subject to the satisfaction or waiver of closing conditions.

During the second quarter of 2025, we opportunistically repurchased principal amounts of $50 million of our 2027 Notes in open market transactions for total cash consideration of $50 million, at an average of 99.7% of par value. We may continue from time to time to opportunistically repurchase some of the outstanding Notes in open market purchases or in privately negotiated transactions.

Interest on the 2025 Notes

On July 23, 2025, we issued $1.6 billion in aggregate principal amount of the 2025 Notes. In 2025, we do not expect to incur any cash interest costs on the 2025 Notes. We expect to incur future cash interest costs on the 2025 Notes of approximately $174 million cumulatively in the years from 2026 through 2027, $174 million cumulatively in the years from 2028 through 2029 and $402 million between 2030 and 2035.

See Note 6—Debt and Note 13—Subsequent Events of the notes to the condensed consolidated financial statements included elsewhere in this report for additional discussions of our debt.

Second Quarter 2025 Cash Dividends and Return of Capital Update

The Operating Company will pay a cash distribution for the second quarter of 2025 in accordance with its distribution policy of $0.59 per OpCo Unit on August 21, 2025 to eligible holders of record at the close of business on August 14, 2025.

We will pay a cash dividend for the second quarter of 2025 in accordance with our dividend policy of $0.53 per share of Class A Common Stock on August 21, 2025 to eligible holders of record at the close of business on August 14, 2025. The dividend to stockholders consists of a base quarterly dividend of $0.33 per share of Class A Common Stock and a variable quarterly dividend of $0.20 per share of Class A Common Stock. Future base and variable dividends are at the discretion of the board of directors.

Following the completion of the Pending Sitio Acquisition, our pro forma net and long-term debt target is $1.5 billion. However, in the coming quarters, should our net debt be at or below our target level, we expect to return all excess cash up to 100% of cash available for distribution generated in a quarter to our stockholders. Any such increase in return of capital would likely include opportunistic repurchases of shares of our Class A Common Stock.

See Note 7—Stockholders’ Equity of the notes to the condensed consolidated financial statements for further discussion of the repurchase program and dividends.

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

At June 30, 2025, we had a net asset derivative position of $6 million related to our commodity price derivatives. Utilizing actual derivative contractual volumes under our contracts as of June 30, 2025, a 10% increase in forward curves associated with the underlying commodity would have increased the net asset position by $1 million to approximately $7 million, while a 10% decrease in forward curves associated with the underlying commodity would not have changed the net asset position significantly and would remain at $6 million. However, any cash derivative gain or loss may be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument.

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

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on our indebtedness under the Operating Company’s revolving credit facility. The terms of the credit facility provide for interest on borrowings at a floating rate equal to term SOFR, or an alternate base rate (which is equal to the greatest of the prime rate, the federal funds effective rate plus 0.50% and 1-month term SOFR plus 1.0%, subject to a 1.0% floor), in each case plus the applicable margin. The applicable margin ranges from 0.125% to 1.000% per annum in the case of the alternate base rate loans and from 1.125% to 2.000% per annum in the case of term SOFR loans, in each case based on the pricing level. Further, the commitment fee ranges from 0.125% to 0.325% per annum on the average daily unused portion of the commitment, based on the pricing level. The pricing level depends on the rating of the Company’s long-term senior unsecured debt by certain ratings agencies. As of June 30, 2025, we had $325 million in outstanding borrowings. During the three and six months ended June 30, 2025, the weighted average interest rate on the Operating Company’s revolving credit facility was 6.33% and 6.42%, respectively.

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

As of June 30, 2025, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under our Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2025, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

ITEM 1A.     RISK FACTORS

Our business faces many risks. Any of the risks discussed in this report and our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also materially impair our business operations, financial condition or future results. As of the date of this filing, we continue to be subject to the risk factors previously disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 26, 2025, Part II, Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 and in subsequent filings we make with the SEC. Except for the risks related to the Pending Sitio Acquisition discussed below, there have been no material changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended December 31, 2024 or the Quarterly Report on Form 10-Q for the quarter ended March 31, 2025. For a discussion of the recent trends and uncertainties impacting our business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments.”

Risks Related to the Pending Sitio Acquisition

Our ability to complete the Pending Sitio Acquisition is subject to various closing conditions outside of our control, including approval by the stockholders, which may impose conditions that could adversely affect us or cause the Pending Sitio Acquisition not to be completed.

The Pending Sitio Acquisition is subject to a number of conditions to closing as specified in the Sitio Merger Agreement. These closing conditions include, among others: (i) the receipt of the required approvals from our and Sitio’s respective stockholders (which, in the case of our stockholders, was previously satisfied); (ii) the expiration or termination of the applicable waiting period under the HSR Act, which period expired at 11:59 p.m. Eastern Time on July 21, 2025; (iii) the absence of any governmental order or law that makes consummation of the Pending Sitio Acquisition illegal or otherwise prohibited; (iv) New Viper’s registration statement on Form S-4 having been declared effective by the SEC under the Securities Act, which occurred on July 18, 2025; (v) the shares of New Viper’s Class A common stock issuable (A) to the holders of Sitio’s Class A common stock issued and outstanding immediately prior to the Sitio Pubco Merger Effective Time (other than certain excluded shares pursuant to the Sitio Merger Agreement), (B) to the holders of our Class A common stock, and (C) upon the redemption of the Opco Units (together with a corresponding number of shares of New Viper’s Class B common stock) having been authorized for listing on the Nasdaq Stock Exchange LLC, subject to official notice of issuance; (vi) the accuracy of the representations and warranties of the other party to the extent required under the Sitio Merger Agreement; (vii) the compliance by the other party in all material respects with each of the covenants and agreements the other party is required to comply with or perform at or prior to the effective times of the Sitio Mergers contemplated by the Pending Sitio Acquisition; (viii) since the date of the Sitio Merger Agreement, the absence of any event, circumstance, development, change, occurrence or effect that has had or would reasonably be expected to have, individually or in the aggregate, a material adverse effect with respect to the other party; (ix) the issuance of a certificate signed by an executive officer of the other party confirming the conditions in clauses (vi) through (viii) have been satisfied; and (x) our receipt of an opinion from Wachtell, Lipton, Rosen & Katz (“Wachtell Lipton”) (or, if Wachtell Lipton is unable or unwilling to issue such an opinion, from another nationally recognized law firm reasonably acceptable to us) and the receipt by Sitio of an opinion from Vinson & Elkins L.L.P. (“Vinson & Elkins”) (or, if Vinson & Elkins is unable or unwilling to issue such an opinion, from another nationally recognized law firm reasonably acceptable to Sitio), to the effect that, on the basis of the facts, representations and assumptions set forth or referred to in such opinion, (i) the relevant Pubco Merger should qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Code”), and/or (ii) the transfers of our common stock and Sitio’s Class A common stock to New Viper in exchange for New Viper’s common stock pursuant to the Pubco Mergers should together constitute a transaction described in Section 351 of the Code.

No assurance can be given that we will receive the requisite Sitio stockholder approval or that the other required conditions to the closing of the Pending Sitio Acquisition will be satisfied. Any delay in completing the Pending Sitio Acquisition could cause us not to realize, or to be delayed in realizing, some or all of the benefits that we expect to achieve if the Pending Sitio Acquisition is successfully completed within its expected time frame. We can provide no assurance that these conditions will not result in the abandonment or delay of the Pending Sitio Acquisition. The occurrence of any of these events individually or in combination could have a material adverse effect on our results of operations.

The Sitio Merger Agreement may be terminated in accordance with its terms and the Pending Sitio Acquisition may not be consummated.

The Sitio Merger Agreement contains certain termination rights for each of us and Sitio, including, among other rights, the right to terminate (i) by mutual written consent of us and Sitio, (ii) by either us or Sitio, if (A) a governmental entity having jurisdiction over any party to the Sitio Merger Agreement will have issued any order, decree, ruling, injunction or other action, or any law is adopted that permanently makes consummation of the Pending Sitio Acquisition illegal or otherwise permanently prohibited, (B) the closing of the Pending Sitio Acquisition has not occurred on or before 5:00 p.m. Houston, Texas time, on June 2, 2026, (C) the other party breaches any of their respective representations or warranties or if such party fails to perform their respective covenants such that certain conditions to the closing of the Pending Sitio Acquisition cannot be satisfied, and the breach or breaches of such representations or warranties or the failure to perform such covenant, as applicable, is not cured or cannot be cured in accordance with the terms of the Sitio Merger Agreement or (D) approval of the Sitio Merger Agreement by Sitio’s stockholders has not been obtained upon a vote held at a duly held Sitio stockholders meeting, or at any adjournment or postponement thereof, (iii) by us, if (A) prior to receipt of the requisite Sitio stockholder approval, the Sitio board of directors or a committee thereof has effected a change of recommendation or (B) Sitio or its subsidiaries breach their obligations under the non-solicitation covenant and such breach constitutes a willful and material breach under the terms of the Sitio Merger Agreement, and (iv) by Sitio, if prior to the receipt of the requisite Sitio stockholder approval, in order to enter into a definitive agreement with respect to a superior proposal.

If we fail to consummate the Pending Sitio Acquisition, our assets will differ materially from what they would otherwise have consisted of upon consummation of the Pending Sitio Acquisition.

The Pending Sitio Acquisition, including uncertainty regarding the Pending Sitio Acquisition, may cause third parties to delay or defer decisions concerning us and Sitio and could adversely affect each company’s ability to effectively manage their respective businesses.

The Pending Sitio Acquisition will happen only if the stated conditions are met, including the approval of the Sitio Merger Agreement by Sitio’s stockholders, among other conditions. Many of the conditions are outside our and Sitio’s control, and both parties also have certain rights to terminate the Sitio Merger Agreement. Accordingly, there may be uncertainty regarding the completion of the Pending Sitio Acquisition. This uncertainty may cause others that deal with us and Sitio to delay or defer entering into contracts with us and Sitio or making other decisions concerning us and Sitio or seek to change or cancel existing business relationships with us or Sitio, which could negatively affect the respective businesses. Any delay or deferral of those decisions or changes in existing agreements could have a material adverse effect on our and Sitio’s respective businesses, regardless of whether the Pending Sitio Acquisition is ultimately completed. In addition, the Sitio Merger Agreement restricts the Company, Sitio and their respective subsidiaries from entering into certain transactions and taking other specified actions until the Pending Sitio Acquisition occurs without the consent of the other parties (such consent not to be unreasonably withheld, conditioned or delayed). These restrictions may prevent us and Sitio from pursuing attractive business opportunities or strategic transactions that may arise prior to the completion of the Pending Sitio Acquisition.

The termination of the Sitio Merger Agreement could negatively impact our business.

If the Pending Sitio Acquisition is not completed for any reason, our ongoing businesses may be adversely affected and, without realizing any of the anticipated benefits of having completed the Pending Sitio Acquisition, we would be subject to a number of risks, including the following: (i) we may experience negative reactions from the financial markets, including negative impacts on our stock or share price; (ii) we may experience negative reactions from our business partners, regulators and employees; (iii) we will be required to pay certain legal, financing and accounting costs and associated fees and expenses relating to the Pending Sitio Acquisition, whether or not it is completed; and (iv)    matters relating to the Pending Sitio Acquisition require substantial commitments of time and resources by our management, which would otherwise have been devoted to day-to-day operations and other opportunities that could have been beneficial to us.

We may be subject to litigation challenging the Pending Sitio Acquisition, and an unfavorable judgment or ruling in any such lawsuits could prevent or delay the consummation of the Pending Sitio Acquisition and/or result in substantial costs.

Lawsuits in connection with the Pending Sitio Acquisition may be filed against us, the Operating Company, Sitio, Sitio Opco, New Viper, Viper Merger Sub, Sitio Merger Sub and/or their respective directors and officers, which could prevent or delay the consummation of the Pending Sitio Acquisition and/or result in additional costs to us. The ultimate resolution of any such lawsuit cannot be predicted with certainty, and an adverse ruling in any such lawsuit may cause the Pending Sitio Acquisition to be delayed or not to be completed and/or result in additional costs to us and Sitio, which could cause us and Sitio not to realize some or all of the anticipated benefits of the Pending Sitio Acquisition. The defense or settlement of any lawsuit that remains unresolved at the time the Pending Sitio Acquisition is consummated may adversely affect New Viper’s business, financial condition, results of operations and cash flows. We cannot currently predict the outcome of or reasonably estimate the possible loss or range of loss from any such lawsuit.

Coordinating our and Sitio’s businesses may be more difficult, costly or time-consuming than expected and New Viper may fail to realize the anticipated benefits of the Pending Sitio Acquisition, which may adversely affect New Viper’s business results.

The success of the Pending Sitio Acquisition will depend on, among other things, the ability of the two companies to coordinate businesses under New Viper. However, we may not be able to successfully coordinate the respective businesses in a manner that permits anticipated growth or efficiencies to be realized, without adversely affecting current revenues and investments. If New Viper is not able to successfully achieve these objectives, the anticipated benefits of the Pending Sitio Acquisition may not be realized fully, or at all, or may take longer to realize than expected. Specifically, the following issues, among others, must be addressed in order to realize the anticipated benefits of the Pending Sitio Acquisition so New Viper performs as expected:

•coordinating the businesses of us and Sitio and meeting the capital requirements of New Viper, in a manner that permits New Viper to achieve the growth anticipated to result from the Pending Sitio Acquisition;
•coordinating our and Sitio’s operating practices, internal controls and other policies, procedures and processes;
•addressing possible differences in business backgrounds and corporate cultures; and
•coordinating geographically dispersed organizations.

In addition, at times the attention of certain members of either our or Sitio’s or both of our and Sitio’s management and resources may be focused on completion of the Pending Sitio Acquisition and the coordination of our and Sitio’s businesses under New Viper and diverted from day-to-day business operations, which may disrupt each of our and Sitio’s ongoing business and the business of New Viper.

An inability to realize the full extent of the anticipated benefits of the Pending Sitio Acquisition and the other transactions contemplated by the Sitio Merger Agreement, as well as any delays encountered in the combination process, could have an adverse effect upon the revenues, level of expenses and operating results of New Viper. In addition, the actual coordination of our and Sitio’s businesses under New Viper may result in additional and unforeseen expenses, and the anticipated benefits of the coordination plan may not be realized. If we and Sitio are not able to adequately address coordination challenges, New Viper may be unable to successfully coordinate its operations or realize the anticipated benefits of the coordination of the two companies.

Our results may suffer if we do not effectively manage our expanded operations following the Pending Sitio Acquisition.

Following completion of the Pending Sitio Acquisition, our success will depend, in part, on our ability to manage New Viper’s expansion, which poses numerous risks and uncertainties, including the need to integrate the operations and business of Sitio into our existing business in an efficient and timely manner, to combine systems and management controls and to integrate relationships with industry contacts and business partners.

Third parties may terminate or alter existing contracts or relationships with us or Sitio.

Each of us and Sitio has contracts with business partners which may require us or Sitio, as applicable, to obtain consent from these other parties in connection with the Pending Sitio Acquisition. If these consents cannot be obtained, the counterparties to these contracts and other third parties with which we and/or Sitio currently have relationships may have the ability to terminate, reduce the scope of or otherwise adversely alter their relationships with either or both parties in anticipation of the Pending Sitio Acquisition, or with the combined company following the closing of the Pending Sitio Acquisition. The pursuit of such rights may result in us, Sitio or New Viper suffering a loss of potential future revenue or incurring liabilities in connection with a breach of such agreements and may lose rights that are material to its respective business. Any such disruptions could limit New Viper’s ability to achieve the anticipated benefits of the Pending Sitio Acquisition. The adverse effect of such disruptions could also be exacerbated by a delay in the completion of the Pending Sitio Acquisition or the termination of the Sitio Merger Agreement.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

Our common share repurchase activity for the three months ended June 30, 2025 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(2)
	(In millions, except share amounts)
April 1, 2025 - April 30, 2025	239,374	$37.85	239,374	$425,100
May 1, 2025 - May 31, 2025	16,469	$39.93	16,469	$424,442
June 1, 2025 - June 30, 2025	—	$—	—	$424,442
Total	255,843	$37.99	255,843
(1)    The average price paid per share includes any commissions paid to repurchase stock.
(2)    On July 26, 2022, the board of directors increased the authorization under our then-in-effect repurchase program from $250 million to $750 million. This repurchase program has no expiration date and remains subject to market conditions, applicable legal requirements, contractual obligations and other factors and may be suspended from time to time, modified, extended or discontinued by the board of directors at any time.

ITEM 5.     OTHER INFORMATION

None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during our fiscal quarter ended June 30, 2025.

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

2.2#
Agreement and Plan of Merger, dated as of June 2, 2025, by and among Viper Energy, Inc., Viper Energy Partners LLC, Sitio Royalties Corp., Sitio Royalties Operating Partnership, LP, New Cobra Pubco, Inc., Cobra Merger Sub, Inc. and Scorpion Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (File 001-36505) filed on June 4, 2025).

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

4.7
Indenture, dated as of July 23, 2025, between Viper Energy Partners LLC and Computershare Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (file No. 001-36505) filed on July 23, 2025).

4.8
First Supplemental Indenture, dated as of July 23, 2025, by and among Viper Energy Partners LLC, Viper Energy, Inc. and Computershare Trust Company, National Association, as Trustee (including the form of the Notes) (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (File No. 001-36505) filed on July 23, 2025).

10.1
Credit Agreement, dated as of June 12, 2025, by and among the Company, the Borrower, the lenders and guarantors party thereto, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File 001-36505) filed on June 12, 2025).

10.2
Term Loan Credit Agreement, dated as of July 23, 2025, by and among Viper Energy Partners LLC, Viper Energy, Inc., the lenders party thereto and Goldman Sachs Bank USA, as administrative agent (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K (File No. 001-36505) filed on July 23, 2025).

21.1	List of Significant Subsidiaries of Viper Energy, Inc. (incorporated by reference to Exhibit 21.1 of the Company’s Current Report on Form 10-Q (File 001-36505) filed on May 7, 2025).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

Exhibit Number	Description
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1**
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

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

VIPER ENERGY, INC.

		By:	VIPER ENERGY, INC.

Date:	August 6, 2025	By:	/s/ Kaes Van’t Hof
Kaes Van’t Hof
Chief Executive Officer

Date:	August 6, 2025	By:	/s/ Teresa L. Dick
Teresa L. Dick
Chief Financial Officer